Form 10QSB
period 1995-03-31
HIGHLANDS BANKSHARES INC
filed 1995-05-09
CIK 756862

U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C. 20549

                                Form 10-QSB

(Mark
 one)
 [ X] QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended March 31, 1995


 [  ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

       For the transition period from            to

                       Commission file number 0-16761

                         Highlands Bankshares, Inc.
     (Exact name of small business issuer as specified in its charter)

         West Virginia                                55-0650793
(State or other jurisdiction of           (IRS Employer Identification No.)
 incorporation or organization)

              P. O. Box 929, Petersburg, West Virginia  26847
                  (Address of principal executive offices)

                               (304) 257-4111
                        (Issuer's telephone number)


     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ..X. No ....


                    APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.


       Class                                 Outstanding at March 31, 1995
Common Stock, par value - $5                         514,066 shares


                         HIGHLANDS BANKSHARES, INC.


                                   INDEX


                                                                    Page

PART I    FINANCIAL INFORMATION                                       2

Item I    Financial Statements

          Consolidated Statements of Income - Three Months
          Ended March 31, 1995 and 1994                               2

          Consolidated Balance Sheets - March 31, 1995 and
          December 31, 1994                                           3

          Consolidated Statements of Cash Flows - Three
          Months Ended March 31, 1995 and 1994                        4

          Consolidated Statements of Changes in Stockholders'
          Equity - Three Months Ended March 31, 1995 and 1994         5

          Notes to Consolidated Financial Statements                  6


Item II   Management's Discussion and Analysis of
          Financial Condition and Results of Operations               8

PART II   OTHER INFORMATION                                       13-14

          SIGNATURE                                                  15

Part I  Financial Information
Item I  Financial Statements

                         HIGHLANDS BANKSHARES, INC.
                     CONSOLIDATED STATEMENTS OF INCOME
                         (In Thousands of Dollars)

                                                      Three Months Ended
                                                           March 31,
                                                       1995         1994
Interest Income
  Interest and fees on loans                        $   2,348    $   2,273
  Interest on federal funds sold                           71           30
  Interest on time deposits                                 5            5
  Interest and dividends on investment securities
    Taxable                                               495          508
    Nontaxable                                             48           62

  Total Interest Income                                 2,967        2,878

Interest Expense
  Interest on time deposits over $100,000                 179          156
  Interest on other deposits                            1,133        1,098

  Total Interest Expense                                1,312        1,254

  Net Interest Income                                   1,655        1,624

Provision for Loan Losses                                  30           60

  Net Interest Income After
    Provision for Loan Losses                           1,625        1,564

Noninterest Income
  Service charges                                          48           41
  Other                                                   100           76
  Loss on security transactions                            (2)          (2)

  Total Noninterest Income                                146          115

Noninterest Expense
  Salaries                                                400          365
  Employee benefits                                       138          137
  Occupancy expense                                        48           46
  Equipment expense                                        54           53
  FDIC insurance                                           77           76
  Data processing                                          93           85
  Other                                                   231          228

  Total Noninterest Expense                             1,041          990

Income Before Income Taxes                                730          689

  Income Taxes                                            242          245

  Net Income                                        $     488    $     444

Per Share Data

  Net Income                                        $     .95    $     .86

  Cash Dividends                                    $     .16    $     .14

Weighted Average Common Shares Outstanding            514,066      514,066

      The accompanying notes are an integral part of these statements.

                         HIGHLANDS BANKSHARES, INC.
                        CONSOLIDATED BALANCE SHEETS
                         (In Thousands of Dollars)

                                                   March 31,  December 31,
                                                     1995         1994
    ASSETS

Cash and due from banks                           $   3,067    $   3,327
Federal funds sold                                    5,729        4,625
Time deposits in other banks                            486          384
Securities held to maturity (note 2)                  9,211        9,460
Securities available for sale (note 3)               27,140       28,542
Loans, net of unearned interest (note 5)            106,603      104,043
  Less allowance for loan losses (note 6)            (1,454)      (1,454)

  Net Loans                                         105,149      102,589

Construction in progress                              1,112          503
Bank premises and equipment                           1,302        1,197
Interest receivable                                   1,290        1,303
Deferred income tax benefits                            545          719
Other assets                                            695          713

  Total Assets                                    $ 155,726    $ 153,362

    LIABILITIES

Deposits:
  Noninterest bearing
    Demand deposits                               $  13,556    $  13,357
  Interest bearing
    Money market and interest checking               13,903       14,504
    Money market savings                             14,468       14,262
    Savings accounts                                 16,833       18,327
    Certificates of deposit over $100,000            13,627       13,233
    All other time deposits                          64,511       61,881

  Total Deposits                                    136,898      135,564

Accrued expenses and other liabilities                1,349        1,022

  Total Liabilities                                 138,247      136,586

  STOCKHOLDERS' EQUITY

Common stock ($5 par value, 1,000,000 shares
  authorized, 546,764 shares issued)                  2,734        2,734
Surplus                                               1,662        1,662
Retained earnings                                    13,929       13,523
Net unrealized loss on securities
  available for sale                                   (352)        (649)

                                                     17,973       17,270
Treasury stock (at cost, 32,698 shares)                (494)        (494)

  Total Stockholders' Equity                         17,479       16,776


  Total Liabilities and Stockholders' Equity      $ 155,726    $ 153,362

      The accompanying notes are an integral part of these statements.

                         HIGHLANDS BANKSHARES, INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (In Thousands of Dollars)

                                                      Three Months Ended
                                                           March 31,
                                                       1995         1994
Cash Flows from Operating Activities:
  Net income                                         $    488    $     444
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Loss on sale of securities                            2            2
      Depreciation                                         39           33
      Net amortization                                     49           58
      Provision for loan losses                            30           60
      Decrease in interest receivable                      13           25
      Decrease in other assets                             18           73
      Increase in accrued expenses                        327          130

  Net Cash Provided by Operating Activities               966          825

Cash Flows from Investing Activities:
  Proceeds from maturities of securities
    available for sale                                  3,906        1,298
  Proceeds from maturities of securities
    held to maturity                                      244        4,200
  Purchase of securities held to maturity                           (1,039)
  Purchase of time deposits in other banks               (100)
  Purchase of securities available for sale            (2,081)      (4,028)
  Net change in loans to customers                     (2,590)        (236)
  Purchase of property and equipment                     (144)         (36)
  Net change in federal funds sold                     (1,104)      (1,278)
  Construction in progress payments                      (609)

  Net Cash Consumed by Investing Activities            (2,478)      (1,119)

Cash Flows from Financing Activities:
  Net increase (decrease) in deposits                   1,334         (140)
  Dividends paid in cash                                  (82)         (72)

  Net Cash Provided (Consumed) by
    Financing Activities                                1,252         (212)

Net Decrease in Cash and Cash Equivalents                (260)        (506)

Cash and Cash Equivalents, Beginning of Period          3,327        3,841

Cash and Cash Equivalents, End of Period             $  3,067    $   3,335

Supplemental Disclosures:
  Cash Paid For:
    Income taxes                                     $     47    $     100
    Interest                                            1,246        1,228

      The accompanying notes are an integral part of these statements.

                         HIGHLANDS BANKSHARES, INC.
         CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                         (In Thousands of Dollars)

                                                       Three Months Ended
                                                           March 31,
                                                        1995        1994

Balance, beginning of period                         $  16,776   $  15,842

Net income for period                                      488         444
Cash dividends                                             (82)        (72)
Cumulative effect of change in accounting for
  securities available for sale                                        122
Change in unrealized gain (loss) on securities
  available for sale                                       297        (130)

Balance, end of period                               $  17,479   $  16,206

      The accompanying notes are an integral part of these statements.

                         HIGHLANDS BANKSHARES, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1   ACCOUNTING PRINCIPLES:

              The consolidated financial statements conform to generally accepted accounting principles and to general industry practices. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 1995, and the results of operations for the three month periods ended March 31, 1995 and 1994. The notes included herein should be read in conjunction with the notes to financial statements included in the 1994 annual report to stockholders of Highlands Bankshares, Inc.


NOTE 2   SECURITIES HELD TO MATURITY:

              The amortized cost and fair value of securities held to maturity as of March 31, 1995 and December 31, 1994, are as follows:

                                          1995                 1994
                                  Amortized    Fair    Amortized    Fair
                                    Cost      Value       Cost      Value

          US Treasury securities
           and obligations of
           US Government
           corporations and
           agencies               $  5,348  $  5,310   $  5,597  $   5,487
          Obligations of states
           and political
           subdivisions              3,863     3,851      3,863      3,764

           Total                  $  9,211  $  9,161   $  9,460  $   9,251


NOTE 3  SECURITIES AVAILABLE FOR SALE:

           The amortized cost and fair value of securities available for sale as of March 31, 1995 and December 31, 1994, are as follows:

                                          1995            1994
                                  Amortized    Fair    Amortized    Fair
                                    Cost      Value       Cost      Value

          US Treasury securities
           and obligations of
           US Government
           corporations and
           agencies               $ 25,730  $ 25,357   $ 27,504  $  26,677
          Other                      1,968     1,783      2,068      1,865

           Total                  $ 27,698  $ 27,140   $ 29,572  $  28,542

                         HIGHLANDS BANKSHARES, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4    LOANS OUTSTANDING:

              A summary of loans outstanding as of March 31, 1995 and December 31, 1994, is as follows:

                                                        1995        1994

          Commercial                                 $  19,897   $  19,462
          Real estate - construction                     1,437       1,182
                      - mortgages                       62,201      60,783
          Consumer installment                          25,183      24,728

           Total                                       108,718     106,155
          Unearned interest                             (2,115)     (2,112)

           Net loans outstanding                     $ 106,603   $ 104,043


NOTE 5   ALLOWANCE FOR LOAN LOSSES:

              A summary of transactions in the allowance for loan losses for the three months ended March 31, 1995 and 1994, follows:

                                                        1995        1994

          Balance, beginning of period               $   1,454  $    1,734
          Provisions charged to operating expenses          30          60
          Loan recoveries                                   39          68
          Loan charge-offs                                 (69)        (38)

           Balance, end of period                    $   1,454  $    1,824

Item II Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

     The Company's net income was $488,000 in the first quarter of 1995, an increase of 9.91% compared to the first quarter of 1994. Earnings were $.95 per share for the first quarter of 1995 compared to $.86 per share for the same quarter in 1994. The Company's annualized return on average equity was 11.4% in the first quarter of 1995 compared to 11.0% for the first quarter of 1994, while return on average assets was 1.27% for 1995 and 1.18% for 1994.

     The increase in earnings per share for the first quarter of 1995 was due to an increase in income from the early withdrawal of time deposits, a decline in the provision for loan losses needed to fund the allowance for loan losses and improvements in income from insurance activities. Many bank customers chose to close out low yielding time deposits in favor of higher yielding time deposits due to more attractive rates offered on longer term investments. Improvements in the quality of the loan portfolio were responsible for the lower provision for loan losses. Improved insurance operations were the result of lower claims on insureds.

Net Interest Income

     The Company's net interest income on a tax equivalent basis was 4.55% ($1,680,000) in the first quarter of 1995 compared to 4.53% ($1,656,000) in the first quarter of 1994. The modest increase was due primarily to increases in returns of investments and federal funds sold which more than offset decreases in loan yields and increases in the cost of funds. Real estate loan yields continued to fall while commercial and consumer loan yields remained comparable to the same quarter in the prior year. Time deposit and savings account rates increased due to changes in overall market rates in the Company's service area. Competition for deposits has been quite intense on the local level resulting in many programs favorable to depositors. The interaction of these changes resulted in little change in the net interest income during the first quarter of 1995.

     Loans outstanding at the end of the first quarter of 1995 increased 7.86% from the first quarter of 1994. This loan demand is expected to continue for the next few quarters as the local economy continues to be strong. The increase in volume has more than offset decreases in rates and allowed the Company to maintain a satisfactory level of interest income.

     Market rates on deposits began to increase in the second quarter of 1994 as a result of efforts by the Federal Reserve Bank to raise interest rates. Interest margins have been maintained by higher returns on investments and federal funds sold. Management believes its liquidity is adequate to maintain an acceptable net interest margin into the foreseeable future.

     A complete yield analysis is shown as Table I on page 13.

Noninterest Income

     Noninterest income increased 26.96% during the first quarter of 1995 compared to the same quarter in 1994. The increase was due to higher income from insurance operations and greater income from loan servicing activities. Miscellaneous service charges also increased during the first quarter of 1995 as compared to the first quarter in 1994.

Item II Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Noninterest Expenses

     Overall noninterest expenses rose 5.15% for the first quarter of 1995 when compared to the first quarter of 1994. Personnel expenses increased 7.17% in the first quarter of 1995 over the same quarter in 1994. Such increases reflect merit and inflationary raises and a larger number of full time equivalent employees. Occupancy, data processing and FDIC insurance costs increased 5.98% during the first quarter of 1995 as compared to the same quarter in 1994. Other noninterest expenses and FDIC insurance saw negligible increases in the first quarter of 1995. The overall increase was in line with management's expectations.

Loan Portfolio

     The Company is an active residential mortgage and construction lender and generally extends commercial loans to small and medium sized businesses within its primary service area. The Company's commercial lending activity extends across its primary service areas of Grant, Hardy and northern Pendleton counties. Consistent with its focus on providing community-based financial services, the Company does not attempt to diversify its loan portfolio geographically by making significant amounts of loans to borrowers outside of its primary service area.

     The principal economic risk associated with each of the categories of loans in the Company's portfolio is the creditworthiness of its borrowers. Within each category, such risk is increased or decreased depending on prevailing economic conditions. The risk associated with the real estate mortgage loans and installment loans to individuals varies based upon employment levels, consumer confidence, fluctuations in value of residential real estate and other conditions that affect the ability of consumers to repay indebtedness. The risk associated with commercial, financial and agricultural loans varies based upon the strength and activity of the local economies of the Company's market areas. The risk associated with real estate construction loans varies based upon the supply of and demand for the type of real estate under construction.

     Loans increased $2,560,000 or 2.46% in the first quarter in 1995. The bulk of this increase was in new real estate mortgages and consumer loans. The loan to deposit ratio was 77.87% at March 31, 1995 compared to 76.75% at December 31, 1994. Loan demand is expected to remain satisfactory in the near future.

Asset Quality

     Nonperforming loans include nonaccrual loans, loans 90 days or more past due and restructured loans. Nonaccrual loans are loans on which interest accruals have been suspended or discontinued permanently. Restructured loans are loans on which the original interest rate or repayment terms have been changed due to financial hardship of the borrower. The loans on nonaccrual status consist of real estate mortgages and commercial loans. The total of nonaccrual loans as of March 31, 1995 was $116,000 compared to $166,000 at December 31, 1994. Real estate acquired through foreclosure was $229,000 at March 31, 1995 compared to $296,000 at December 31, 1994. All foreclosed property held at March 31, 1995 was in the Company's primary service area. The Company's practice is to value real estate acquired through foreclosure at the lower of (i) an independent current appraisal or market analysis less anticipated costs of disposal, or (ii) the existing loan balance. The Company is actively marketing all foreclosed real estate and does not anticipate material write-downs in value before disposition.

Item II Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Allowance for Loan Losses

     Management evaluates the loan portfolio in light of national and local economic changes, changes in the nature and value of the portfolio and industry standards. The Company's loan classification system, which rates existing loans, provides the basis for adjusting the allowance for loan losses. Management reviews these classification totals, along with internally generated loan review reports, past due reports, historical loan loss experience and individual borrower's financial health to determine the necessary amount to be provided in the allowance for loan losses. Management evaluates nonperforming loans relative to their collateral value and makes the appropriate adjustments to the allowance when needed. Management believes, based on its review, that the Company has an adequate allowance to absorb any losses in the loan portfolio.

     The net amount of charge-offs for the first quarter ended March 31, 1995 was $30,000 which equaled recoveries of $30,000 for the first quarter of 1994. The 1994 net recoveries figure reflects an abnormally high level of recoveries that did not recur in the first quarter of 1995. The allowance for loan losses was $1,454,000 at March 31, 1995 which is unchanged from the balance at December 31, 1994. The allowance as a percent of loans outstanding was 1.36% at March 31, 1995 compared to 1.40% at December 31, 1994. The provision for loan losses for the first quarter of 1995 was $30,000 compared to $60,000 for the comparable quarter in 1994.

     The lower provision was possible due to continued improvement in the quality of the loan portfolio as evidenced by declines in the volume of nonaccrual and delinquent loans.

Securities

     The Company's securities portfolio serves several purposes. Portions of the portfolio secure certain public and trust deposits. The remaining portions are held as investments or used to assist the Company in liquidity and asset liability management. Total securities at March 31, 1995 were $36,351,000 compared to $38,002,000 at December 31, 1994. Total securities as percent of total assets was 23.34% at March 31, 1995 compared to 24.78% at March 31, 1994. The decrease in securities is a result of good loan demand, an increase in federal funds sold and the funding of recent expansions in bank premises.

     The securities portfolio consists of two components, securities held to maturity and securities available for sale. Securities are classified as held to maturity when management has the intent and the Company has the ability at the time of purchase to hold the securities to maturity. Held to maturity securities are carried at cost, adjusted for amortization of premiums and accretion of discounts. Securities to be held for indefinite periods of time are classified as available for sale and accounted for at market value. Securities available for sale include securities that may be sold in response to changes in market interest rates, changes in the security's prepayment risk, increases in loan demand, general liquidity needs and other similar factors. The Company's recent purchases of all securities have generally been limited to securities of high credit quality with short to medium term maturities.

     With the adoption of Statement of Financial Accounting Standards No. 115 (SFAS No. 115) on January 1, 1994, the Company now segregates those securities available for sale from those held to maturity. These securities are valued at their market value with any difference in market value and amortized cost shown as an adjustment in stockholders' equity. Changes within the year in market values are reflected as changes in stockholders' equity, net of the deferred tax effect. As of March 31, 1995 the cost of the securities available for sale exceeded their market value by $558,000 ($352,000 after tax considerations).

Item II Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Deposits

     The Company's main source of funds is customer deposits received from individuals, governmental entities, and businesses located within the Company's service area. Deposit accounts include demand deposits, savings, money market and certificates of deposit.

     Total deposits increased .98% between December 31, 1994 and March 31, 1995, primarily in the area of time deposit accounts. The cost of funds for the first quarter of 1995 was 4.26% compared to 4.12% for the same quarter in 1994. The yields on demand deposits declined slightly within the period while yields on savings and time deposits increased. The majority of the Company's deposits are time deposits which are attractive to persons seeking high yields on their deposits but without the need for liquidity. The Company has not actively pursued deposits in excess of $100,000 due to the volatile nature of these relationships.

Capital

     The Company seeks to maintain a strong capital base to expand facilities, promote public confidence, support current operations and grow at a manageable level. As of March 31, 1995 the Company's total risk based capital ratio was 19.20% which is far above the regulatory minimum of 8.0%. The ratio of total capital to total assets was 11.22% at March 31, 1995 which exceeds that of the Company's peers. Earnings have been satisfactory to allow an increase in dividends in 1995 over those levels experienced in 1994.

Liquidity

     Liquidity is the ability to meet present and future financial obligations through either the sale or maturity of existing assets or the acquisition of additional funds through liability management. Liquid assets include cash, interest bearing deposits with banks, federal funds sold, investments and loans maturing within one year. The Company's ability to obtain deposits and purchase funds at favorable rates determines its liability liquidity. As a result of the Company's management of liquid assets and the ability to generate liquidity through liability funding, management believes that the Company maintains overall liquidity sufficient to satisfy its depositors' requirements and meet its customers' credit needs.

     Additional sources of liquidity available to the Company include, but are not limited to, loan repayments, the ability to obtain deposits through the adjustment of interest rates and the purchasing of federal funds. To further meet its liquidity needs, the Company also maintains lines of credit with correspondent financial institutions and the Federal Reserve Bank of Richmond. Both subsidiary banks have lines of credit with the Federal Home Loan Bank of Pittsburgh although neither has utilized such lines in 1995. In the past, growth in deposits and proceeds from the maturity of investment securities have been sufficient to fund the net increase in loans.

Item II Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Interest Rate Sensitivity

     In conjunction with maintaining a satisfactory level of liquidity, management must also control the degree of interest rate risk assumed on the balance sheet. Managing this risk involves regular monitoring of the interest sensitive assets relative to interest sensitive liabilities over specific time intervals.

     At March 31, 1995 the Company had a negative gap position. This liability sensitive position typically produces an unfavorable contribution to earnings during a period of increasing rates. Because the financial markets were in an increasing rate environment for most of 1994 and into 1995, and the Company had a negative gap position, the Company saw a smaller than anticipated increase in its net interest margin on a tax equivalent basis.

     With the largest amount of interest sensitive assets and liabilities repricing within three years, the Company monitors these areas very closely. Early withdrawal of deposits, prepayments of loans and loan delinquencies are some of the factors that could affect actual versus expected cash flows. In addition, changes in rates on interest sensitive assets and liabilities may not be equal, which could result in a change in net interest margin. While the Company does not match each of its interest sensitive assets against specific interest sensitive liabilities, it does seek to enhance the net interest margin while minimizing exposure to interest rate fluctuations.

Effects of Inflation

     Inflation significantly affects industries having high proportions of property, plant and equipment or high levels of inventories. Although the Company is not significantly affected in these areas, inflation does have an impact on the growth of assets. As assets grow rapidly, it becomes necessary to increase equity capital at proportionate levels to maintain the appropriate equity to asset ratios. Traditionally, the Company's earnings and high capital retention levels have enabled the Company to meet these needs.

     The Company's reported earnings results have been affected by inflation, but isolating the effect is difficult. The different types of income and expense are affected in various ways. Interest rates are affected by inflation, but the timing and magnitude of the changes may not coincide with changes in the consumer price index. Management actively monitors interest rate sensitivity, as illustrated by the Gap Analysis (Table II, page 14) in order to minimize the effects of inflationary trends on interest rates. Other areas of noninterest expenses may be more directly affected by inflation.

Page 13

TABLE 1
Part II Other Information

                                     HIGHLANDS BANKSHARES, INC.
                                    NET INTEREST MARGIN ANALYSIS
                                    (Dollar Amounts in Thousands)

                               Three Months Ended             Three Months Ended
                                 March 31, 1995                 March 31, 1994

                          Average    Income/             Average   Income/
                          Balance 2  Expense   Rates     Balance  2 Expense    Rates
Interest Income
  Loans
   Commercial            $ 19,566   $   427     8.73%   $ 20,885    $   454     8.70%
   Consumer                22,748       613    10.78      21,004        561    10.69
   Real estate             61,901     1,308     8.45      56,633      1,258     8.89

  Total Loans             104,215     2,348     9.01      98,522      2,273     9.23

  Federal funds sold        5,023        71     5.65       3,902         30     3.08
  Interest bearing
   deposits                   388         5     5.15         477          5     4.19
  Investments
   Taxable                 34,448       495     5.75      38,889        508     5.23
   Tax exempt 1             3,513        73     8.31       4,363         94     8.62

  Total Earning Assets 1  147,587     2,992     8.10     146,153      2,910     7.96

Interest Expense
  Demand deposits          30,107       232     3.08      29,554        230     3.11
  Savings                  17,375       163     3.75      16,498        142     3.44
  Time deposits            75,607       917     4.85      75,552        882     4.67

  Total Interest
   Bearing Liabilities    123,089     1,312     4.26     121,604      1,254     4.12

  Net Interest Margin               $ 1,680                         $ 1,656

  Net Yield on Interest Earning Assets 1        4.55%                           4.53%

  1 Yields are on a taxable equivalent basis.
  2 Includes loans and investments in nonaccrual status.

Page 14

TABLE II                             HIGHLANDS BANKSHARES, INC.
                                 INTEREST RATE SENSITIVITY ANALYSIS
                                           MARCH 31, 1995
                                      (In Thousands of Dollars)

                           1 - 90    91 - 365   1 to 3    3 to 5   More than
                            Days       Days     Years     Years     5 Years    Total
EARNINGS ASSETS

  Loans                   $ 13,938   $ 31,300  $ 48,566  $  6,338  $  6,461   $106,603
  Fed funds sold             5,729                                               5,729
  Securities and bank
   deposits                  4,486      6,341    15,576     3,772     6,662     36,837

  Total                     24,153     37,641    64,142    10,110    13,123    149,169

INTEREST BEARING LIABILITIES

  Transaction accounts      13,903                                             13,903
  Money market savings      14,468                                             14,468
  Savings accounts          16,833                                             16,833
  Time deposits less
   than $100,000             3,457      4,363     4,580       917       310    13,627
  Time deposits more
   than $100,000            15,121     27,418    19,216     2,753         3    64,511

  Total                     63,782     31,781    23,796     3,670       313   123,342

Discrete interest
  sensitivity GAP          (39,629)     5,860    40,346     6,440    12,810    25,827

Cumulative interest
  sensitivity GAP          (39,629)   (33,769)    6,577    13,017    25,827
Ratio of cumulative interest
  sensitive assets to
  cumulative interest
  sensitive liabilities      37.86%     64.66%   105.51%   110.58%   120.94%


Assumes all transaction, money market and savings deposit accounts reprice within 90 days.

Page 15

                                 Signature


    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                HIGHLANDS BANKSHARES, INC.



                                Leslie A. Barr
                                President



                                Clarence E. Porter
                                Secretary/Treasurer


Date


Page 15


                                 Signature



    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                HIGHLANDS BANKSHARES, INC.



                                LESLIE A. BARR
                                Leslie A. Barr
                                President


                                CLARENCE E. PORTER
                                Clarence E. Porter
                                Secretary/Treasurer




Date