Form 10QSB/A
period 1995-03-31
HIGHLANDS BANKSHARES INC
filed 1995-06-28
CIK 756862

U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C. 20549

                               Form 10-QSB/A

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


Date  June 28, 1995


                               EXHIBIT INDEX


Exhibit
 Index

  27  Financial Data Schedule for the quarter ending March 31, 1995