Form 10QSB
period 1995-06-30
HIGHLANDS BANKSHARES INC
filed 1995-08-09
CIK 756862

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C. 20549

                                FORM 10-QSB



                 Quarterly Report Under Section 13 or 15(d)
                   of the Securities Exchange Act of 1934

For Quarter Ended                              Commission File No.  0-16761
   June 30, 1995

                         HIGHLANDS BANKSHARES, INC.


        West Virginia                                        55-0650793
(State or Other Jurisdiction of                           (I.R.S. Employer
 Incorporation or Organization)                         Identification No.)

                                P.O. Box 929
                      Petersburg, West Virginia  26847

                               (304) 257-4111
            (Registrant's Telephone Number, Including Area Code)



     Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.  Yes ..X. No ....


     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

         Class                                Outstanding at June 30, 1995
Common Stock, par value - $5                             514,066 shares

Page

                         HIGHLANDS BANKSHARES, INC.


                                   INDEX

                                                                      Page

PART I    FINANCIAL INFORMATION                                         2

Item 1.   Financial Statements

          Consolidated Statements of Income - Six Months
          Ended June 30, 1995 and 1994                                  2

          Consolidated Statements of Income - Three Months
          Ended June 30, 1995 and 1994                                  3

          Consolidated Balance Sheets - June 30, 1995 and
          December 31, 1994                                             4

          Consolidated Statements of Cash Flows - Six Months
          Ended June 30, 1995 and 1994                                  5

          Consolidated Statements of Changes in Stockholders'
          Equity - Six Months Ended June 30, 1995 and 1994              6

          Notes to Consolidated Financial Statements                    7

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations                 9


PART II   OTHER INFORMATION                                            17

Item 1.   Legal Proceedings                                            17

Item 2.   Changes in Securities                                        17

Item 3.   Defaults upon Senior Securities                              17

Item 4.   Submission of Matters to a Vote of Security Holders          17

Item 5.   Other Information                                            17

Item 6.   Exhibit and Reports on Form 8K                               17


          SIGNATURES                                                   21


Page

Part I  Financial Information
Item 1  Financial Statements

                         HIGHLANDS BANKSHARES, INC.
                     CONSOLIDATED STATEMENTS OF INCOME
                         (In Thousands of Dollars)

                                                       Six Months Ended
                                                            June 30,
                                                       1995         1994
Interest Income
  Interest and fees on loans                        $   4,840    $   4,534
  Interest on federal funds sold                          171           75
  Interest on time deposits                                14           10
  Interest and dividends on investment securities
    Taxable                                               997        1,015
    Nontaxable                                             94          122

  Total Interest Income                                 6,116        5,756

Interest Expense
  Interest on time deposits over $100,000                 437          317
  Interest on other deposits                            2,423        2,195

  Total Interest Expense                                2,860        2,512

Net Interest Income                                     3,256        3,244

Provision for Loan Losses                                  60          120

Net Interest Income After Provision for Loan Losses     3,196        3,124

Noninterest Income
  Service charges                                          99           87
  Other                                                   189          170
  Loss on security transactions                            (3)          (3)

  Total Noninterest Income                                285          254

Noninterest Expense
  Salaries                                                813          740
  Employee benefits                                       270          267
  Occupancy expense                                        95           79
  Equipment expense                                        84          103
  FDIC insurance                                          154          153
  Data processing                                         180          174
  Other                                                   462          486

  Total Noninterest Expense                             2,058        2,002

Income Before Income Taxes                              1,423        1,376

Provision for Income Taxes                                474          481

Net Income                                          $     949    $     895

Per Share Data

  Net Income                                        $    1.85    $    1.74

  Cash Dividends                                    $     .32    $     .28

Weighted Average Common Shares Outstanding            514,066      514,066

      The accompanying notes are an integral part of these statements.


Page

                         HIGHLANDS BANKSHARES, INC.
                     CONSOLIDATED STATEMENTS OF INCOME
             (In Thousands of Dollars Except Per Share Amounts)

                                                      Three Months Ended
                                                            June 30,
                                                       1995         1994
Interest Income
  Interest and fees on loans                        $   2,492    $   2,261
  Interest on federal funds sold                          100           45
  Interest on time deposits                                 9            5
  Interest and dividends on investment securities
    Taxable                                               502          507
    Nontaxable                                             46           60

  Total Interest Income                                 3,149        2,878

Interest Expense
  Interest on time deposits over $100,000                 258          161
  Interest on other deposits                            1,290        1,097

  Total Interest Expense                                1,548        1,258

Net Interest Income                                     1,601        1,620

Provision for Loan Losses                                  30           60

Net Interest Income After Provision
  for Loan Losses                                       1,571        1,560

Noninterest Income
  Service charges                                          51           46
  Other income                                             89           94
  Investment security gains (losses)                       (1)          (1)

  Total Noninterest Income                                139          139

Noninterest Expense
  Salaries                                                413          375
  Employee benefits                                       132          130
  Occupancy expense                                        47           33
  Equipment expense                                        30           50
  FDIC insurance                                           77           77
  Data processing expense                                  87           89
  Other                                                   231          258

  Total Noninterest Expense                             1,017        1,012

Income Before Income Taxes                                693          687

Provision for Income Taxes                                232          236

Net Income                                          $     461    $     451

Per Share Data

  Net Income                                        $     .90    $     .88


  Cash Dividends                                    $     .16    $     .14

Weighted Average Common Shares Outstanding            514,066      514,066

      The accompanying notes are an integral part of these statements.


Page

                         HIGHLANDS BANKSHARES, INC.
                        CONSOLIDATED BALANCE SHEETS
                         (In Thousands of Dollars)

                                                     June 30,  December 31,
                                                       1995        1994
    ASSETS

Cash and due from banks                             $   4,247    $   3,327
Federal funds sold                                      6,128        4,625
Time deposits in other banks                              488          384
Securities held to maturity (note 2)                    9,180        9,460
Securities available for sale (note 3)                 27,009       28,542
Loans, net of unearned interest (note 5)              108,776      104,043
  Less allowance for loan losses (note 6)              (1,445)      (1,454)

  Net Loans                                           107,331      102,589

Construction in progress                                1,712          503
Bank premises and equipment                             1,328        1,197
Interest receivable                                     1,291        1,303
Deferred income tax benefits                              401          719
Other assets                                              677          713

  Total Assets                                      $ 159,792    $ 153,362

    LIABILITIES

Deposits:
  Noninterest bearing
    Demand deposits                                 $  13,121    $  13,357
  Interest bearing
    Money market and interest checking                 13,931       14,504
    Money market savings                               13,027       14,262
    Savings accounts                                   16,753       18,327
    Certificates of deposit over $100,000              16,218       13,233
    All other time deposits                            67,554       61,881

  Total Deposits                                      140,604      135,564

Accrued expenses and other liabilities                  1,086        1,022

  Total Liabilities                                   141,690      136,586

  STOCKHOLDERS' EQUITY

Common stock ($5 par value, 1,000,000 shares
  authorized, 546,764 shares issued)                    2,734        2,734
Surplus                                                 1,662        1,662
Retained earnings                                      14,307       13,523
Net unrealized loss on securities available
  for sale                                               (107)        (649)

                                                       18,596       17,270
Treasury stock (at cost, 32,698 shares)                  (494)        (494)

  Total Stockholders' Equity                           18,102       16,776

  Total Liabilities and Stockholders' Equity        $ 159,792    $ 153,362


      The accompanying notes are an integral part of these statements.


Page

                         HIGHLANDS BANKSHARES, INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (In Thousands of Dollars)

                                                       Six Months Ended
                                                            June 30,
                                                       1995         1994
Cash Flows from Operating Activities:
  Net income                                        $     949    $     895
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Loss on sale of securities                            3            3
      Depreciation                                         77           67
      Net amortization                                     89          126
      Provision for loan losses                            60          120
      (Increase) decrease in interest receivable           12          (47)
      Decrease in other assets                             36           26
      Increase (decrease) in accrued expenses              64         (129)

  Net Cash Provided by Operating Activities             1,290        1,061

Cash Flows from Investing Activities:
  Proceeds from maturities of securities
    available for sale                                  6,934        1,424
  Proceeds from maturities of securities
    held to maturity                                      763        8,783
  Purchase of securities held to maturity                (502)      (2,047)
  Purchase of time deposits in other banks               (100)
  Purchase of securities available for sale            (4,618)      (7,486)
  Net change in loans to customers                     (4,802)      (1,945)
  Purchase of property and equipment                     (208)        (110)
  Net change in federal funds sold                     (1,503)      (2,303)
  Construction in progress payments                    (1,209)

  Net Cash Consumed by Investing Activities            (5,245)      (3,684)

Cash Flows from Financing Activities:
  Net increase in deposits                              5,040        2,113
  Dividends paid in cash                                 (165)        (144)

  Net Cash Provided by Financing Activities             4,875        1,969

Net Increase (Decrease) in Cash
  and Cash Equivalents                                    920         (654)

Cash and Cash Equivalents, Beginning of Period          3,327        3,841

Cash and Cash Equivalents, End of Period            $   4,247    $   3,187

Supplemental Disclosures:
  Cash Paid For:
    Income taxes                                    $     516    $     631
    Interest                                            2,776        2,551


      The accompanying notes are an integral part of these statements.


Page

                         HIGHLANDS BANKSHARES, INC.
         CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                         (In Thousands of Dollars)

                                                       Six Months Ended
                                                            June 30,
                                                       1995         1994

Balance, beginning of period                        $  16,776    $  15,842

Net income for period                                     949          895
Cash dividends                                           (165)        (144)
Cumulative effect of change in accounting for
  securities available for sale                                        122
Change in unrealized gain (loss) on securities
  available for sale                                      542         (341)

Balance, end of period                              $  18,102    $  16,374


      The accompanying notes are an integral part of these statements.


Page

                         HIGHLANDS BANKSHARES, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1     ACCOUNTING PRINCIPLES:

              The consolidated financial statements conform to generally accepted accounting principles and to general industry practices. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 1995, and the results of operations for the six month periods ended June 30, 1995 and 1994. The notes included herein should be read in conjunction with the notes to financial statements included in the 1994 annual report to stockholders of Highlands Bankshares, Inc.


NOTE 2     SECURITIES HELD TO MATURITY:

              The amortized cost and fair value of securities held to maturity as of June 30, 1995 and December 31, 1994, are as follows:

                                        1995                  1994
                                Amortized    Fair     Amortized    Fair
                                  Cost      Value        Cost      Value

          US Treasury securities
           and obligations of US
           Government corporations
           and agencies          $  5,819  $  5,863    $  5,597  $   5,487
          Obligations of states
           and political
           subdivisions             3,361     3,398       3,863      3,764

           Total                 $  9,180  $  9,261    $  9,460  $   9,251


NOTE 3   SECURITIES AVAILABLE FOR SALE:

             The amortized cost and fair value of securities available for sale as of June 30, 1995 and December 31, 1994, are as follows:

                                        1995                  1994
                                Amortized    Fair     Amortized    Fair
                                  Cost      Value        Cost      Value

          US Treasury securities
           and obligations of US
           Government corporations
           and agencies          $ 25,209  $ 25,205    $ 27,504  $  26,677
          Other                     1,968     1,804       2,068      1,865

           Total                 $ 27,177  $ 27,009    $ 29,572  $  28,542


Page

                         HIGHLANDS BANKSHARES, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4    LOANS OUTSTANDING:

             A summary of loans outstanding as of June 30, 1995 and December 31, 1994, is as follows:

                                                        1995        1994

          Commercial                                 $  19,137   $  19,462
          Real estate - construction                     1,686       1,182
                      - mortgages                       63,995      60,783
          Consumer installment                          26,223      24,728

            Total                                      111,041     106,155
          Unearned interest                             (2,265)     (2,112)

            Net loans outstanding                    $ 108,776   $ 104,043


NOTE 5   ALLOWANCE FOR LOAN LOSSES:

             A summary of transactions in the allowance for loan losses for the six months ended June 30, 1995 and 1994, follows:

                                                        1995        1994

          Balance, beginning of period               $   1,454   $   1,734
          Provisions charged to operating expenses          60         120
          Loan recoveries                                   76         112
          Loan charge-offs                                (145)       (180)

            Balance, end of period                   $   1,445   $   1,786


Page

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

    Year to Date Operations

    The Company's six month income of $949,000 represents a 6.03% increase in total earnings and earnings per share compared to 1994 operations. Earnings represented an annualized return on equity of 10.88% for the first six months of 1995 compared to 11.11% for the same period in 1994. The annualized return on average assets was 1.20% in the first six months of 1995 compared with 1.16% in the first six months of 1994.

    The tax equivalent net interest income declined by $3,000 in 1995 to $3,304,000. Increases in the level of net earning assets were offset by a decline in the tax equivalent net interest margin as the net interest margin fell slightly from 4.50% in 1994 to 4.42% in 1995. The decline was a result of increasing market rates in 1994 and early 1995 which caused rates paid on deposits to increase at a quicker pace than returns on earning assets.

    Although the net interest margin was virtually unchanged in the first six months compared to 1994, declines in the provision for loan losses and increases in other noninterest income more than offset minor increases in other noninterest expenses. The result was an overall increase in net income of 6.03% for the period.

    Quarter Ending June 30 Operations

    Net income for the quarter ending June 30, 1995 increased 2.22% when compared to the prior year operations. Although the net interest margin declined slightly in 1995, declines in the provision for loan losses more than offset these declines to result in a modest profitability gain for the period.

Net Interest Income

    Year to Date Operations

    The Company's net interest income on a tax equivalent basis was 4.42% ($3,304,000) in the first six months of 1995 compared to 4.50% ($3,307,000)
in the first six months of 1994. The modest decline was due primarily to increasing costs of deposits, particularly long-term certificates. Real estate loan yields continued to fall while commercial and consumer loan yields rose slightly when compared to the prior year. Time deposit and savings account rates increased due to changes in overall market rates in the Company's service area. Competition for deposits was quite intense on the local level in the first quarter of 1995 resulting in many programs favorable to depositors. Deposit contracts entered into in 1993 and early 1994 at historically low rates have now matured and must be renewed at rates in line with historical averages. The interaction of these changes resulted in little movement in the net interest margin during the first quarter of 1995.

    Loans outstanding at June 30, 1995 increased 8.29% from the amounts as of June 30, 1994. The loan demand is expected to continue to be good through the remainder of 1995 as the local economy shows no signs of weakness. The increase in volume of interest earning assets and increases on investment yields have virtually offset higher rates paid on deposits. The result has been the Company has been able to maintain a satisfactory level of interest income within 1995. Management believes its liquidity and asset/liability management policies are adequate to maintain an acceptable net interest margin into the foreseeable future. Recent actions by the Federal Reserve Bank give the impression that future rate changes will be minimal and thus rate stability or modest declines can be expected in the near future. This should allow the net interest margin in future periods to remain stable or increase slightly as rates paid on deposits remain at current levels and investments and loans mature and are reinvested at higher yields.


Page

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

    Quarter Ending June 30 Operations

    The Company's net interest income on a tax equivalent basis was 4.29% ($1,625,000) for the quarter ending June 30, 1995 compared to 4.47% ($1,651,000) for the same period in 1994. Increased income from loans was the result of increases in both volume and yields as market rates rose throughout 1994 and early 1995. Increases in investment yields also contributed heavily to an overall increase in the yield on earning assets. Offsetting this increase in interest income was an increase in rates paid on interest bearing deposits from 4.08% in 1994 to 4.94% in 1995. The increase was the result of higher market rates on contracts made in 1994 and aggressive competition in the local marketplace for longer term certificates of deposit. As stated earlier, the Company expects future investment and loan yields to catch up with increases in the cost of deposits later in 1995 and early 1996.

    A complete yield analysis is shown as Table I on page 15.

Noninterest Income

    Year to Date Operations

    Noninterest income increased 12.20% during the first six months of 1995 compared to the same period in 1994. The increase was due to higher income from insurance operations, greater income from loan servicing activities and increased service charges. Gains and losses on security transactions were negligible in both periods.

    Quarter Ending June 30 Operations

    Noninterest income for the quarters was unchanged at $139,000. Minor increases in service charge income were offset by minor declines in insurance income. Again, gains and losses on investment security activity was negligible.

Noninterest Expenses

    Year to Date Operations

    Overall, noninterest expenses rose 2.80% for the first six months of 1995 when compared to the same period of 1994. Personnel expenses increased 7.55% due to merit and inflationary raises and a larger number of full time equivalent employees. In the second quarter, the Company determined it had been overbilled in previous years for certain equipment maintenance contracts and the refunds of this overbilling reduced equipment expense by $28,000. Equipment, occupancy, data processing and FDIC insurance costs increased only .79% during the period due to the refund noted above, relative stability in the level of services required and minimal increases in the cost of FDIC insurance. Other noninterest expenses declined 4.94% due to lower fees for examinations and lower other operating expenses. The overall increase in noninterest expenses was in line with management's expectations and budget.

    Within the second quarter of 1995, the FDIC insurance fund met its mandated reserve requirements established by Congress. The attainment of this goal will allow the FDIC to reduce the rates charged on insured deposits by 75% to 83%. This rate reduction should save the Company approximately $250,000 per year and should be effective by July 1, 1995 at the latest. This savings will more than offset costs associated with the expanded operating facilities and should contribute to noninterest expense stability in future periods.


Page

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Noninterest Expenses (Continued)

    Quarter Ending June 30 Operations

    Overall, noninterest expenses rose only .49% for the quarter ending June 30, 1995 compared to 1994. Increases in personnel and occupancy expense were offset by declines in the equipment expenses (discussed above) and miscellaneous other operating expenses. Exclusive of the refund cited above, noninterest expenses rose by 3.26% for 1995 compared to 1994. Noninterest expenses have been consistent throughout the four most recent quarters and should remain so based on the anticipated decline in FDIC insurance expense.

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

    Loans outstanding increased $4,733,000 or 4.55% in the first six months in 1995. The bulk of this increase was in new real estate mortgages and consumer loans. The loan to deposit ratio was 77.36% at June 30, 1995 compared to 76.75% at December 31, 1994. Management believes this level of lending activity will result in the greatest amount of earnings without undue credit risk. Loan demand is expected to remain satisfactory in the near future.

Asset Quality

    Nonperforming loans include nonaccrual loans, loans 90 days or more past due and restructured loans. Nonaccrual loans are loans on which interest accruals have been suspended or discontinued permanently. Restructured loans are loans on which the original interest rate or repayment terms have been changed due to financial hardship of the borrower. The loans on nonaccrual status consist of real estate mortgages and commercial loans. The total of nonaccrual loans as of June 30, 1995 was $203,000 compared to $166,000 at December 31, 1994. Real estate acquired through foreclosure was $193,000 at June 30, 1995 compared to $296,000 at December 31, 1994. All foreclosed property held at June 30, 1995 was in the Company's primary service area. The Company's practice is to value real estate acquired through foreclosure at the lower of (i) an independent current appraisal or market analysis less anticipated costs of disposal, or (ii) the existing loan balance. The Company is actively marketing all foreclosed real estate and does not anticipate material write-downs in value before disposition.


Page

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

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

    The net amount of charge-offs for the first six months ended June 30, 1995 was $69,000 compared to net chargeoffs of $68,000 for the first six months of 1994. The allowance for loan losses was $1,445,000 at June 30, 1995 compared to $1,454,000 at December 31, 1994. The allowance as a percent of loans outstanding was 1.33% at June 30, 1995 compared to 1.40% at December 31, 1994. The provision for loan losses for the first six months of 1995 was $60,000 compared to $120,000 for the comparable period in 1994. The lower provision was possible due to continued improvement in the quality of the loan portfolio as evidenced by declines in the volume of delinquent loans.

Securities

    The Company's securities portfolio serves numerous purposes. Portions of the portfolio may secure certain public and trust deposits. The remaining portions are held as investments or used to assist the Company in liquidity and asset/liability management. Total securities at June 30, 1995 were $36,189,000 compared to $38,002,000 at December 31, 1994.
Securities as percent of total assets were 22.65% at June 30, 1995 compared to 24.78% at March 31, 1994. The decrease in securities is a result of good loan demand which has absorbed funds previously invested in securities, an increase in federal funds sold and the funding of recent expansions in bank premises.

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

    With the adoption of Statement of Financial Accounting Standards No. 115 (SFAS No. 115) on January 1, 1994, the Company now segregates those securities available for sale from those held to maturity. These securities are valued at their market value with any difference in market value and amortized cost shown as an adjustment in stockholders' equity. Changes within the year in market values are reflected as changes in stockholders' equity, net of the deferred tax effect. As of June 30, 1995, the cost of the securities available for sale exceeded their market value by $168,000 ($107,000 after tax considerations).


Page

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Deposits

    The Company's main source of funds remains deposits received from individuals, governmental entities and businesses located within the Company's service area. Deposit accounts include demand deposits, savings, money market and certificates of deposit.

    Total deposits increased 3.72% between December 31, 1994 and June 30, 1995, primarily in the area of time deposit accounts. The cost of funds for the first six months of 1995 was 4.61% compared to 4.10% for the same period in 1994. The yields on demand deposits remained stable within the period while yields on savings and time deposits increased sharply. The majority of the Company's deposits are time deposits which are attractive to persons seeking high yields on their deposits but without the need for liquidity. The Company has not actively pursued deposits in excess of $100,000 due to the volatile nature of these relationships although it did see a substantial increase in large certificates as part of an overall deposit promotion in early 1995.

Capital

    The Company seeks to maintain a strong capital base to expand facilities, promote public confidence, support current operations and grow at a manageable level. As of June 30, 1995 the Company's total risk based capital ratio was 20.29% which is far above the regulatory minimum of 8.0%. The ratio of total capital to total assets was 11.33% at June 30, 1995 which exceeds that of the Company's peers. Earnings have been satisfactory to allow an increase in dividends in 1995 over those levels experienced in 1994.

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


Page

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Interest Rate Sensitivity

    In conjunction with maintaining a satisfactory level of liquidity, management must also control the degree of interest rate risk assumed on the balance sheet. Managing this risk involves regular monitoring of the interest sensitive assets relative to interest sensitive liabilities over specific time intervals.

    At June 30, 1995 the Company had a negative gap position. This liability sensitive position typically produces an unfavorable contribution to earnings during a period of increasing rates. Because the financial markets were in an increasing rate environment for most of 1994 and the Company had a negative gap position, the Company saw a decline in its net interest margin on a tax equivalent basis in the second quarter of 1995. With the rate declines the markets have witnessed in the last six months, the Company does not foresee further declines in the net interest margin.

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

    The Company's reported earnings results have been affected by inflation, but isolating the effect is difficult. The different types of income and expense are affected in various ways. Interest rates are affected by inflation, but the timing and magnitude of the changes may not coincide with changes in the consumer price index. Management actively monitors interest rate sensitivity, as illustrated by the Gap Analysis (Table II, page 16) in order to minimize the effects of inflationary trends on interest rates. Other areas of noninterest expenses may be more directly affected by inflation.


Page
TABLE I

                                     HIGHLANDS BANKSHARES, INC.
                                    NET INTEREST MARGIN ANALYSIS
                                    (Dollar Amounts in Thousands)

                                     Six Months Ended                     Six Months Ended
                                      June 30, 1995                         June 30, 1994

                             Average     Income/      Rates       Average      Income/      Rates
                             Balance     Expense                  Balance      Expense
Rate Related Income
  Loans
    Commercial              $  19,426   $     860      8.85%     $  21,005    $    907        8.64%
    Consumer                   23,067       1,264     10.96%        21,153       1,126       10.65%
    Real estate                63,423       2,716      8.57%        56,921       2,501        8.79%

  Total                       105,916       4,840      9.14%        99,079       4,534        9.15%

  Federal funds sold            5,859         171      5.84%         4,309          75        3.48%
  Interest bearing
    deposits                      443          14      6.32%           478          10        4.18%
  Investments
    Taxable                    33,839         997      5.89%        38,897       1,015        5.22%
    Tax exempt 1                3,415         142      8.32%         4,162         185        8.88%

  Total Earning Assets 1      149,472       6,164      8.25%       146,925       5,819        7.92%

Interest Expense
  Demand deposits              28,501         441      3.09%        29,994         461        3.07%
  Savings                      16,862         314      3.72%        16,959         295        3.48%
  Time deposits                78,698       2,105      5.35%        75,486       1,756        4.65%

  Total Interest Bearing
    Liabilities               124,061       2,860      4.61%       122,439       2,512        4.10%

  Net Interest Margin                   $   3,304                             $  3,307


  Net Yield on Interest Earning
    Assets 1                                           4.42%                                  4.50%

    1 On a taxable equivalent basis based on a tax rate of 34%.


Page
TABLE I (Continued)

                                     HIGHLANDS BANKSHARES, INC.
                                    NET INTEREST MARGIN ANALYSIS
                                    (Dollar Amounts in Thousands)

                                    Three Months Ended                   Three Months Ended
                                      June 30, 1995                         June 30, 1994

                             Average     Income/      Rates       Average      Income/      Rates
                             Balance     Expense                  Balance      Expense
Rate Related Income
  Loans
    Commercial              $  19,286   $     433      8.98%     $  21,125    $    453        8.58%
    Consumer                   23,386         651     11.13%        21,302         565       10.61%
    Real estate                64,944       1,408      8.67%        57,209       1,243        8.69%

  Total                       107,616       2,492      9.26%        99,636       2,261        9.08%

  Federal funds sold            6,694         100      5.98%         4,716          45        3.82%
  Interest bearing
    deposits                      488           9      7.38%           479           5        4.18%
  Investments
    Taxable                    33,271         502      6.04%        38,905         507        5.21%
    Tax exempt 1                3,275          70      8.55%         3,961          91        9.19%

  Total Earning Assets 1      151,344       3,173      8.39%       147,697       2,909        7.88%

Interest Expense
  Demand deposits              26,876         209      3.11%        30,434         231        3.04%
  Savings                      16,349         151      3.69%        17,420         153        3.51%
  Time deposits                82,178       1,188      5.78%        75,420         874        4.64%

  Total Interest Bearing
    Liabilities               125,403       1,548      4.94%       123,274       1,258        4.08%

  Net Interest Margin                   $   1,625                             $  1,651


  Net Yield on Interest Earning
    Assets 1                                           4.29%                                  4.47%

    1 On a taxable equivalent basis based on a tax rate of 34%.


Page
TABLE II

                                                      HIGHLANDS BANKSHARES, INC.
                                                 INTEREST RATE SENSITIVITY ANALYSIS
                                                           JUNE 30, 1995
                                                     (In Thousands of Dollars)

                      1 - 90     91 - 365    1 to 3      3 to 5    More than
                       Days        Days       Years      Years      5 Years     Total

EARNINGS ASSETS

  Loans              $ 14,878   $  35,558   $  44,417  $   7,108   $   6,815  $ 108,776
  Fed funds sold        6,128                                                     6,128
  Securities and
    bank deposits       4,652       6,094      14,385      3,402       8,144     36,677

  Total                25,658      41,652      58,802     10,510      14,959    151,581

INTEREST BEARING LIABILITIES

  Transaction
    accounts           13,931                                                    13,931
  Money market
    savings            13,027                                                    13,027
  Savings accounts     16,753                                                    16,753
  Time deposits less
    than $100,000      13,704      30,192      20,064      3,591           3     67,554
  Time deposits more
    than $100,000       1,361       8,548       4,594      1,405         310     16,218

  Total                58,776      38,740      24,658      4,996         313    127,483


Discrete interest
  sensitivity GAP     (33,118)      2,912      34,144      5,514      14,646     24,098

Cumulative interest
  sensitivity GAP     (33,118)    (30,206)      3,938      9,452      24,098

Ratio of cumulative
  interest sensitive
  assets to cumulative
  interest sensitive
  liabilities           43.65%      69.02%     103.22%    107.43%     118.90%

Assumes all transaction, money market and savings deposit accounts reprice within 90 days.


Page

Part II  Other Information


Item 1.  Legal Proceedings -                Not Applicable

Item 2.  Changes in Securities -            Not Applicable

Item 3.  Defaults Upon Senior Securities -  Not Applicable

Item 4.  Submission of Matters to a Vote
         of Security Holders -              On April 11, 1995, the
                                            stockholders held their annual
                                            meeting.  The following item
                                            was approved by the
                                            shareholders by the required
                                            majority:

                                            1)  Election of the Board of
                                                Directors as proposed in
                                                the proxy material without
                                                any additions or
                                                exceptions.

Item 5.  Other Information -                Not Applicable

Item 6.  Exhibits and Reports on 8-K -      (a)  Exhibits

                                                Exhibit 27 Financial Data
                                                Schedule for the quarter
                                                ending June 30, 1995.

                                            (b) Reports on Form 8-K filed
                                                during the six months
                                                ended June 30, 1995.

                                                None

Page

                                   EXHIBIT INDEX


Exhibit
 Index                                                            Page Number

  27   Financial Data Schedule for the quarter ending June 30, 1995    19


Page

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





Date  August 9, 1995