Form 10QSB
period 1995-09-30
HIGHLANDS BANKSHARES INC
filed 1995-11-13
CIK 756862

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C. 20549

                                FORM 10-QSB



                 Quarterly Report Under Section 13 or 15(d)
                   of the Securities Exchange Act of 1934


For the quarter ended                       Commission File No.   0-16761
  September 30, 1995

                         HIGHLANDS BANKSHARES, INC.


           West Virginia                                    55-0650793
(State or Other Jurisdiction of                           (I.R.S. Employer
 Incorporation or Organization)                         Identification No.)


                               P. O. Box 929
                      Petersburg, West Virginia  26847

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

              Class                      Outstanding at September 30, 1995
Common Stock, par value - $5                  514,066 shares






                         HIGHLANDS BANKSHARES, INC.


                                   INDEX

                                                                      Page

PART I    FINANCIAL INFORMATION                                         2

Item 1.   Financial Statements

          Consolidated Statements of Income - Nine Months Ended
          September 30, 1995 and 1994                                   2

          Consolidated Statements of Income - Three Months Ended
          September 30, 1995 and 1994                                   3

          Consolidated Balance Sheets - September 30, 1995 and
          December 31, 1994                                             4

          Consolidated Statements of Cash Flows - Nine Months Ended
          September 30, 1995 and 1994                                   5

          Consolidated Statements of Changes in Stockholders' Equity -
          Nine Months Ended September 30, 1995 and 1994                 6

          Notes to Consolidated Financial Statements                    7


Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations                 9


PART II   OTHER INFORMATION                                            17

Item 1.   Legal Proceedings                                            17

Item 2.   Changes in Securities                                        17

Item 3.   Defaults upon Senior Securities                              17

Item 4.   Submission of Matters to a Vote of Security Holders          17

Item 5.   Other Information                                            17

Item 6.   Exhibit and Reports on Form 8K                               17


          SIGNATURES                                                   21


Page 2

Part I Financial Information
Item 1 Financial Statements

                         HIGHLANDS BANKSHARES, INC.
                     CONSOLIDATED STATEMENTS OF INCOME
                         (In Thousands of Dollars)

                                                       Nine Months Ended
                                                         September 30,
                                                       1995         1994
Interest Income
  Interest and fees on loans                        $   7,446    $   6,851
  Interest on federal funds sold                          264          114
  Interest on time deposits                                19           15
  Interest and dividends on investment securities
    Taxable                                             1,509        1,530
    Nontaxable                                            139          173

  Total Interest Income                                 9,377        8,683

Interest Expense
  Interest on time deposits over $100,000                 711          462
  Interest on other deposits                            3,806        3,325

  Total Interest Expense                                4,517        3,787

Net Interest Income                                     4,860        4,896

Provision for Loan Losses                                  90          180

Net Interest Income after Loan Losses                   4,770        4,716

Noninterest Income
  Service charges                                         149          136
  Other                                                   263          242
  Investment security gains (losses)                      (8)          (3)

  Total Noninterest Income                                404          375

Noninterest Expense
  Salaries                                              1,198        1,090
  Employee benefits                                       438          432
  Occupancy expense                                       135          115
  Equipment expense                                       139          156
  Data processing expense                                 273          259
  FDIC expense                                            146          229
  Other                                                   709          734

  Total Noninterest Expense                             3,038        3,015

Income before Income Taxes                              2,136        2,076

Provision for Income Taxes                                722          715

Net Income                                          $   1,414    $   1,361

Per Share Data

  Net Income                                        $    2.75    $    2.65

  Cash Dividends                                    $     .48    $     .42

Weighted Average Common Shares Outstanding            514,066      514,066

      The accompanying notes are an integral part of these statements.

Page 3
                         HIGHLANDS BANKSHARES, INC.
                     CONSOLIDATED STATEMENTS OF INCOME
                         (In Thousands of Dollars)


                                                      Three Months Ended
                                                         September 30,
                                                       1995         1994

Interest Income
  Interest and fees on loans                        $   2,606    $   2,317
  Interest on federal funds sold                           93           39
  Interest on time deposits                                 5            5
  Interest and dividends on investment securities
    Taxable                                               512          515
    Nontaxable                                             45           51

  Total Interest Income                                 3,261        2,927

Interest Expense
  Interest on time deposits over $100,000                 274          145
  Interest on other deposits                            1,383        1,130

  Total Interest Expense                                1,657        1,275

Net Interest Income                                     1,604        1,652

Provision for Loan Losses                                  30           60

Net Interest Income after Loan Losses                   1,574        1,592

Noninterest Income
  Service charges                                          50           49
  Other income                                             74           72
  Investment security losses                               (5)

  Total Noninterest Income                                119          121

Noninterest Expense
  Salaries                                                385          350
  Employee benefits                                       168          164
  Occupancy expense                                        40           36
  Equipment expense                                        55           53
  Data processing                                          93           85
  FDIC expense (refund)                                    (8)          76
  Other                                                   247          249

  Total Noninterest Expense                               980        1,013

Income before Income Taxes                                713          700

Provision for Income Taxes                                248          234

Net Income                                          $     465    $     466

Per Share Data

  Net Income                                        $     .90    $     .91

  Cash Dividends                                    $     .16    $     .14

Weighted Average Common Shares Outstanding            514,066      514,066

      The accompanying notes are an integral part of these statements.

Page 4
                         HIGHLANDS BANKSHARES, INC.
                        CONSOLIDATED BALANCE SHEETS
                         (In Thousands of Dollars)

                                               September 30,  December 31,
                                                   1995           1994
   ASSETS

Cash and due from banks                         $   3,361      $   3,327
Federal funds sold                                  5,540          4,625
Time deposits in other banks                          490            384
Securities held to maturity (note 2)                9,597          9,460
Securities available for sale (note 3)             27,847         28,542
Loans, net of unearned interest (note 4)          111,897        104,043
  Less allowance for loan losses (note 5)          (1,347)        (1,454)

  Net Loans                                       110,550        102,589

Construction in progress                                             503
Bank premises and equipment, net                    3,351          1,197
Interest receivable                                 1,337          1,303
Deferred income tax benefit                           381            719
Other assets                                          659            713

  Total Assets                                  $ 163,113      $ 153,362

    LIABILITIES

Deposits:
  Noninterest bearing
    Demand                                      $  13,387      $  13,357
  Interest bearing
    Money market and interest checking             13,746         14,504
    Money market savings                           12,394         14,262
    Savings accounts                               17,033         18,327
    Certificates of deposit over $100,000          16,757         13,233
    Other certificates of deposit                  69,829         61,881

  Total Deposits                                  143,146        135,564

Other borrowed money                                  160
Accrued interest and other expenses                 1,288          1,022

  Total Liabilities                               144,594        136,586

  STOCKHOLDERS' EQUITY

Common stock ($5 par value, 1,000,000 shares
  authorized, 546,764 shares issued)                2,734          2,734
Surplus                                             1,662          1,662
Retained earnings                                  14,689         13,523
Unrealized net loss on securities
  available for sale                                  (72)          (649)

                                                   19,013         17,270
Treasury stock (32,698 shares)                       (494)          (494)

  Total Stockholders' Equity                       18,519         16,776

  Total Liabilities and Stockholders' Equity    $ 163,113      $ 153,362

      The accompanying notes are an integral part of these statements.


Page 5
                         HIGHLANDS BANKSHARES, INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (In Thousands of Dollars)

                                                       Nine Months Ended
                                                         September 30,
                                                       1995         1994

Cash Flows from Operating Activities:
  Net income                                        $   1,414   $    1,361
  Adjustments to reconcile net income to net
    cash provided by operating activities:
       Investment securities losses                         8            3
       Depreciation                                       115          100
       Amortization of security premiums                  135          185
       Provision for loan losses                           90          180
       (Increase) decrease in interest receivable         (34)          67
       (Increase) decrease in other assets                 54          (79)
       Increase in accrued expenses                       266           16

  Net Cash Provided by Operating Activities             2,048        1,833

Cash Flows from Investing Activities:
  Net change in federal funds sold                       (915)        (759)
  Proceeds from maturity of time deposit                                99
  Proceeds from maturities of securities
    available for sale                                 10,375        4,562
  Proceeds from maturities of securities
    held to maturity                                      886       10,632
  Purchase of time deposits in other banks               (100)
  Purchase of securities available for sale            (8,435)     (10,919)
  Purchase of securities held to maturity              (1,502)      (2,344)
  Net change in loans                                  (8,051)      (5,500)
  Purchase of property and equipment                   (1,766)        (240)

  Net Cash Consumed by Investing Activities            (9,508)      (4,469)

Cash Flows from Financing Activities:
  Net increase in deposits                              7,582        2,733
  Increase in other borrowed money                        160          100
  Dividends paid in cash                                 (248)        (216)

  Net Cash Provided by Financing Activities             7,494        2,617

Net Increase (Decrease) in Cash and
  Cash Equivalents                                         34          (19)

Cash and Cash Equivalents, Beginning of Period          3,327        3,841

Cash and Cash Equivalents, End of Period            $   3,361   $    3,822

Supplementary Disclosures:
  Cash paid for:
    Income taxes                                    $     760   $      802
    Interest expense                                    4,330        3,783


      The accompanying notes are an integral part of these statements.


Page 6
                         HIGHLANDS BANKSHARES, INC.
         CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                         (In Thousands of Dollars)



                                                       Nine Months Ended
                                                         September 30,
                                                       1995         1994

Balance, beginning of period                        $  16,776    $  15,842

Net income for period                                   1,414        1,361
Cash dividends                                           (248)        (216)
Cumulative effect of change in accounting for
  securities available for sale (note 2)                               122
Change in unrealized gain (loss) on
  securities available for sale (note 2)                  577         (454)

Balance, end of period                              $  18,519    $  16,655

      The accompanying notes are an integral part of these statements.


Page 7
                         HIGHLANDS BANKSHARES, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1    ACCOUNTING PRINCIPLES:

              The consolidated financial statements conform to generally accepted accounting principles and to general industry practices. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 1995, and the results of operations for the nine and three month periods ended September 30, 1995 and 1994. The notes included herein should be read in conjunction with the notes to financial statements included in the 1994 annual report to stockholders of Highlands Bankshares, Inc.

NOTE 2    SECURITIES HELD TO MATURITY:

              The amortized cost and market value of securities held to maturity as of September 30, 1995 and December 31, 1994, are as follows:

                                      1995                    1994
                               Amortized   Market      Amortized   Market
                                  Cost      Value        Cost       Value
          US Treasury securities
            and obligations
            of US Government
            corporations
            and agencies      $   6,288  $   6,352    $   5,597  $   5,487
          Obligations of
            states and
            political
            subdivisions          3,309      3,373        3,863      3,764

            Total             $   9,597  $   9,725    $   9,460  $   9,251


NOTE 3    SECURITIES AVAILABLE FOR SALE:

              The amortized cost and market value of securities available for sale as of September 30, 1995 and December 31, 1994, are as follows:

                                      1995                    1994
                               Amortized   Market      Amortized   Market
                                  Cost      Value        Cost       Value

          US Treasury securities
            and obligations
            of US Government
            corporations and
            agencies          $  25,994  $  26,052    $  27,504  $  26,677
          Other                   1,968      1,795        2,068      1,865

            Total             $  27,962  $  27,847    $  29,572  $  28,542


Page 8
                         HIGHLANDS BANKSHARES, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 4    LOANS OUTSTANDING:

              A summary of loans outstanding as of September 30, 1995 and December 31, 1994, is as follows:

                                                       1995         1994

          Commercial                                $  19,899    $  19,462
          Real estate - construction                    2,626        1,182
                      - mortgages                      64,908       60,783
          Consumer installment                         26,682       24,728

            Total                                     114,115      106,155
          Unearned interest                            (2,218)      (2,112)

            Net loans outstanding                   $ 111,897    $ 104,043


NOTE 5    ALLOWANCE FOR LOAN LOSSES:

              A summary of transactions in the allowance for loan losses for the nine months ended September 30, 1995 and 1994, follows:

                                                       1995         1994

          Balance at beginning of period            $   1,454   $    1,734
          Provisions charged to operating expenses         90          180
          Loan recoveries                                 104          166
          Loan charge-offs                               (301)        (540)

          Balance at end of period                  $   1,347   $    1,540

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Overview

    Year to Date Operations

    The Company's nine month income of $1,414,000 represents a 3.89% increase in total earnings and earnings per share compared to 1994 operations. Earnings represented an annualized return on equity of 10.68% for the first nine months of 1995 compared to 11.17% for the same period in 1994. The annualized return on average assets was 1.20% in the first nine months of 1995 compared with 1.19% in the first nine months of 1994.

    The tax equivalent net interest income declined by $53,000 in 1995 to $4,932,000. Increases in the level of net earning assets were offset by a decline in the tax equivalent net interest margin. The decline was a result of increasing market rates in 1994 and early 1995 which caused rates paid on deposits to increase at a quicker pace than returns on earning assets. The effect of these higher certificate rates will be reflected in the cost of deposits for the next 12 - 18 months.

    Although the net interest margin declined slightly in the first nine months compared to 1994, declines in the provision for loan losses, increases in other noninterest income and a dramatic decline in the cost of FDIC insurance more than offset minor increases in other noninterest expenses. The result was an overall increase in net income of 3.89% for the period.

    Quarter Ending September 30 Operations

    Net income for the quarter ending September 30, 1995 declined .21% when compared to the prior year operations. Although the net interest margin declined in 1995, declines in the provision for loan losses and reductions in the cost of FDIC insurance more than offset these declines. The result was income for the third quarter was virtually unchanged at $465,000 compared to $466,000 in 1994.

Net Interest Income

    Year to Date Operations

    The Company's net interest income on a tax equivalent basis was 4.35% ($4,932,000) in the first nine months of 1995 compared to 4.51% ($4,985,000) in the first nine months of 1994. The modest decline was due primarily to increasing costs of deposits, particularly long-term certificates. Real estate loan yields fell slightly while commercial and consumer loan yields rose when compared to the prior year. Time deposit and savings account rates increased due to changes in overall market rates in the Company's service area. Competition for deposits was quite intense on the local level in the first quarter of 1995 resulting in many programs favorable to depositors. Deposit contracts entered into in 1993 and early 1994 at historically low rates have now matured and must be renewed at rates in line with historical averages. The interaction of these changes resulted in a decline in the net interest margin during the first nine months of 1995.

    Average loans outstanding through September 30, 1995 increased 6.94% from the amounts through September 30, 1994. The loan demand is expected to continue to be good through the remainder of 1995 as the local economy does not show any signs of weakness. The increase in volume of interest earning assets and increases on investment yields kept pace with rising deposit rates until June 30, 1995. In the third quarter, higher rates on deposits outpaced revenue growth to result in a drop in net interest margins. High rates paid on certificate contracts entered into in the spring will continue to keep the overall cost of deposits high and temper margin growth. Recent actions by the Federal Reserve Bank give the impression that future rate changes will be minimal and thus rate stability or modest declines may be expected in the near future. Management believes its liquidity and asset/liability management policies are adequate to maintain an acceptable net interest margin into the foreseeable future.

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


    Quarter Ending September 30 Operations

    The Company's net interest income on a tax equivalent basis was 4.22% ($1,628,000) for the quarter ending September 30, 1995 compared to 4.51% ($1,678,000) for the same period in 1994. Increased income from loans was the result of increases in both volume and yields as market rates rose throughout 1994 and early 1995. Increases in investment yields also contributed heavily to an overall increase in the yield on earning assets. Offsetting this increase in interest income was an increase in average rates paid on interest bearing deposits from 4.13% in 1994 to 5.16% in 1995. The increase was the result of higher market rates on contracts made in 1994 and aggressive competition in early 1995 in the local marketplace for longer term certificates of deposit. As stated earlier, the Company expects future investment and loan yields to catch up with increases in the cost of deposits and allow for stability in the net interest margin.

    A complete yield analysis is shown as Table I on page 15.

Noninterest Income

    Year to Date Operations

    Noninterest income increased 7.73% during the first nine months of 1995 compared to the same period in 1994. The increase was due to higher income from insurance operations, greater income from loan servicing activities and increased service charges. Gains and losses on security transactions were negligible in both periods.

    Quarter Ending September 30 Operations

    Noninterest income declined 1.65% for the quarter. Minor increases in service charge and insurance income were offset by losses on securities of $5,000 in 1995 versus no such losses in 1994.

Noninterest Expenses

    Year to Date Operations

    Overall, noninterest expenses rose .76% for the first nine months of 1995 when compared to the same period of 1994. Personnel expenses increased 7.49% due to merit and inflationary raises. Equipment, occupancy and data processing expenses increased 3.21% during the nine month period due to expanding business. In the second quarter, the Company determined it had been overbilled in previous years for certain equipment maintenance contracts and the refunds of this overbilling reduced equipment expense by $28,000. In September, it was determined that the FDIC insurance reserve levels mandated by Congress had been met as of June 1, 1995. The FDIC reduced its rate on insured deposits by approximately 83% and refunded June overcharges previously assessed. The result was a decline of 36.24% in the FDIC insurance expense for the nine month period. Other noninterest expenses declined 3.54% due to lower fees for examinations and lower other operating expenses. Exclusive of FDIC insurance, noninterest operating expenses rose 3.81% compared with growth in total assets of 6.36% for the year. The overall increase in noninterest expenses was in line with management's expectations and budget.

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


Noninterest Expenses (Continued)

    Quarter Ending September 30 Operations

    Overall, noninterest expenses declined 3.26% for the quarter ending September 30, 1995 compared to 1994. Increases in personnel, occupancy and data processing expenses were offset by the decline in the FDIC insurance expenses discussed earlier. Exclusive of the FDIC expense cited above, noninterest expenses rose by 5.44% for 1995 compared to 1994. Noninterest expenses have been consistent throughout the four most recent quarters and should remain so based on future declines in FDIC insurance expense and moderate increases in other operating expenses.

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

    Loans outstanding increased $7,854,000 or 7.55% in the first nine months in 1995. The bulk of this increase was in new real estate mortgages and consumer loans. The loan to deposit ratio was 78.17% at September 30, 1995 compared to 76.75% at December 31, 1994. Management believes this level of lending activity will result in the greatest amount of earnings without undue credit risk. Loan demand is expected to remain satisfactory in the near future.

Asset Quality

    Nonperforming loans include nonaccrual loans, loans 90 days or more past due and restructured loans. Nonaccrual loans are loans on which interest accruals have been suspended or discontinued permanently. Restructured loans are loans on which the original interest rate or repayment terms have been changed due to financial hardship of the borrower. The loans on nonaccrual status consist of real estate mortgages and commercial loans. The total of nonaccrual loans as of September 30, 1995 was $202,000 compared to $166,000 at December 31, 1994. Restructured loans totaled $198,000 as of September 30, 1995 compared to $210,000 at December 31, 1994. Real estate acquired through foreclosure was $221,000 at September 30, 1995 compared to $296,000 at December 31, 1994. All foreclosed property held at September 30, 1995 was in the Company's primary service area. The Company's practice is to value real estate acquired through foreclosure at the lower of (i) an independent current appraisal or market analysis less anticipated costs of disposal, or (ii) the existing loan balance. The Company is actively marketing all foreclosed real estate and does not anticipate material write-downs in value before disposition.

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

    The net amount of charge-offs for the first nine months ended September 30, 1995 was $197,000 compared to net charge-offs of $374,000 for the first nine months of 1994. The 1994 charge-offs were heavily influenced by a single loss totaling $287,000. The allowance for loan losses was $1,347,000 at September 30, 1995 compared to $1,454,000 at December 31, 1994. The allowance as a percent of loans outstanding was 1.20% at September 30, 1995 compared to 1.40% at December 31, 1994. The provision for loan losses for the first nine months of 1995 was $90,000 compared to $180,000 for the comparable period in 1994. The lower provision was possible due to continued improvement in the quality of the loan portfolio.

Securities

    The Company's securities portfolio serves numerous purposes. Portions of the portfolio may secure certain public and trust deposits. The remaining portions are held as investments or used to assist the Company in liquidity and asset/liability management. Total securities at September 30, 1995 were $37,444,000 compared to $38,002,000 at December 31, 1994.
Securities as percent of total assets were 22.96% at September 30, 1995 compared to 24.78% at December 31, 1994. The decrease in securities is a result of good loan demand which has absorbed funds previously invested in securities, an increase in federal funds sold and the funding of recent expansions in bank premises.

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

    With the adoption of Statement of Financial Accounting Standards No. 115 (SFAS No. 115) on January 1, 1994, the Company now segregates those securities available for sale from those held to maturity. These securities are valued at their market value with any difference in market value and amortized cost shown as an adjustment in stockholders' equity. Changes within the year in market values are reflected as changes in stockholders' equity, net of the deferred tax effect. As of September 30, 1995, the cost of the securities available for sale exceeded their market value by $115,000 ($72,000 after tax considerations).

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


Deposits

    The Company's main source of funds remains deposits received from individuals, governmental entities and businesses located within the Company's service area. Deposit accounts include demand deposits, savings, money market and certificates of deposit.

    Total deposits increased 5.59% between December 31, 1994 and September 30, 1995, primarily in the area of time deposit accounts. The cost of funds for the first nine months of 1995 was 4.80% compared to 4.11% for the same period in 1994. The yields on demand and savings deposits remained stable within the period while yields on time deposits increased sharply due to market increases and deposit promotions. The majority of the Company's deposits are time deposits which are attractive to persons seeking high yields on their deposits but without the need for liquidity. The Company has not actively pursued deposits in excess of $100,000 due to the volatile nature of these relationships although it did see some increase in large certificates as part of an overall deposit promotion in early 1995.

Capital

    The Company seeks to maintain a strong capital base to expand facilities, promote public confidence, support current operations and grow at a manageable level. As of September 30, 1995 the Company's total risk based capital ratio was 19.99% which is far above the regulatory minimum of 8.0%. The ratio of total capital to total assets was 11.35% at September 30, 1995 which exceeds that of the Company's peers. Earnings have been satisfactory to allow an increase in dividends in 1995 over those levels experienced in 1994.

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

    Additional sources of liquidity available to the Company include, but are not limited to, loan repayments, the ability to obtain deposits through the adjustment of interest rates and the purchasing of federal funds. To further meet its liquidity needs, the Company also maintains lines of credit with correspondent financial institutions and the Federal Reserve Bank of Richmond. Both subsidiary banks have lines of credit with the Federal Home Loan Bank of Pittsburgh although utilization has been limited. In past years, growth in deposits has been sufficient to fund the increases in loans and there is no reason to believe this will not be true in future years.

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

    At September 30, 1995 the Company had a negative gap position. This liability sensitive position typically produces an unfavorable contribution to earnings during a period of increasing rates. Because the financial markets were in an increasing rate environment for most of 1994 and the Company had a negative gap position, the Company saw a decline in its net interest margin on a tax equivalent basis in the third quarter of 1995. With the rate declines the markets have witnessed in the last six months, the Company does not anticipate significant declines in the net interest margin in future periods.

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

    A complete interest sensitivity analysis is shown as Table II on Page
16.

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

Page 15
Table 1

                                      HIGHLANDS BANKSHARES, INC.
                                     NET INTEREST MARGIN ANALYSIS
                                    (Dollar Amounts in Thousands)
                                     Nine Months Ended                    Nine Months Ended
                                    September 30, 1995                   September 30, 1994

                             Average      Income/                  Average     Income/
                             Balance      Expense     Rates        Balance     Expense       Rates
Rate Related Income
  Loans
    Commercial              $  19,385   $   1,311      9.02%     $  20,513    $   1,323       8.60%
    Consumer                   23,448       1,944     11.05%        21,409        1,705      10.62%
    Real Estate                64,577       4,191      8.65%        58,518        3,823       8.71%

    Total                     107,410       7,446      9.24%       100,440        6,851       9.09%

  Federal funds sold            6,110         264      5.76%         4,001          114       3.80%
  Interest bearing
    deposits                      459          19      5.52%           446           15       4.48%
  Investments
    Taxable                    33,784       1,509      5.96%        38,709        1,530       5.27%
    Tax exempt (1)              3,337         211      8.43%         3,915          262       8.92%

  Total Earning Assets (1)    151,100       9,449      8.34%       147,511        8,772       7.92%

Interest Expense
  Demand deposits              27,791         648      3.11%        30,309          703       3.09%
  Savings                      16,687         472      3.77%        17,155          455       3.53%
  Time deposits                81,032       3,397      5.59%        75,329        2,629       4.65%

  Total Interest Bearing
    Liabilities               125,510       4,517      4.80%       122,793        3,787       4.11%

  Net Interest Margin                   $   4,932                             $   4,985

Net Yield on Interest
  Earning Assets (1)                                   4.35%                                  4.51%

(1)  Yields are on a taxable equivalent basis using an assumed tax rate of 34%.

Page 15 (Continued)
Table 1 (Continued)

                                      HIGHLANDS BANKSHARES, INC.
                                     NET INTEREST MARGIN ANALYSIS
                                    (Dollar Amounts in Thousands)
                                    Three Months Ended                   Three Months Ended
                                    September 30, 1995                   September 30, 1994

                             Average      Income/                  Average     Income/
                             Balance      Expense     Rates        Balance     Expense      Rates
Rate Related Income
  Loans
    Commercial              $  19,303   $     451      9.35%     $  19,529    $     416       8.52%
    Consumer                   24,210         680     11.24%        21,921          579      10.56%
    Real Estate                66,885       1,475      8.82%        61,712        1,322       8.57%

    Total                     110,398       2,606      9.44%       103,162        2,317       8.98%

  Federal funds sold            6,612          93      5.62%         3,385           39       4.61%
  Interest bearing
    deposits                      491           5      4.07%           382            5       5.24%
  Investments
    Taxable                    33,674         512      6.08%        38,333          515       5.37%
    Tax exempt (1)              3,181          69      8.67%         3,421           77       9.00%

  Total Earning Assets (1)    154,356       3,285      8.51%       148,683        2,953       7.94%

Interest Expense
  Demand deposits              26,371         207      3.14%        30,939          242       3.13%
  Savings                      16,337         158      3.87%        17,547          160       3.65%
  Time deposits                85,700       1,292      6.03%        75,015          873       4.65%

  Total Interest Bearing
    Liabilities               128,408       1,657      5.16%       123,501        1,275       4.13%

  Net Interest Margin                   $   1,628                             $   1,678

Net Yield on Interest
  Earning Assets (1)                                   4.22%                                  4.51%

(1)  Yields are on a taxable equivalent basis using an assumed tax rate of 34%.

Page 16
TABLE II

                                     HIGHLANDS BANKSHARES, INC.
                                INTEREST RATE SENSITIVITY ANALYSIS
                                         SEPTEMBER 30, 1995
                                      (In Thousands of Dollars)

                          1 - 90    91 - 365    1 to 3     3 to 5    More than
                           Days       Days       Years      Years     5 Years     Total
EARNINGS ASSETS

  Loans                  $ 16,745   $ 38,149   $ 43,826   $  6,569    $ 6,608   $111,897
  Fed funds sold            5,540                                                  5,540
  Securities                6,904      6,973     11,428      4,549      7,590     37,444
  Interest bearing time
    deposits                             400         90                              490

  Total                    29,189     45,522     55,344     11,118     14,198    155,371


INTEREST BEARING LIABILITIES

  Transaction accounts     13,746                                                 13,746
  Money market accounts    12,394                                                 12,394
  Savings accounts         17,033                                                 17,033
  Time deposits more
    than $100,000           3,466      6,664      4,890      1,427        310     16,757
  Time deposits less
    than $100,000          16,817     29,222     19,750      4,037          3     69,829
  Other borrowed money          3         14         34         39         70        160

  Total                    63,459     35,900     24,674      5,503        383    129,919

Discrete interest
  sensitivity gap         (34,270)     9,622     30,670      5,615     13,815     25,452

Cumulative interest
  sensitivity gap         (34,270)   (24,648)     6,022     11,637     25,452

Ratio of cumulative interest
  sensitive assets to
  cumulative interest
  sensitive liabilities     46.00%     75.19%    104.86%    108.98%    119.59%


Assumes all transaction and money market deposit accounts reprice within 90 days.

Page 17

Part II   Other Information


Item 1.   Legal Proceedings -               Not Applicable

Item 2.   Changes in Securities -           Not Applicable

Item 3.   Defaults Upon Senior Securities - Not Applicable
Item 4.   Submission of Matters to a Vote
          of Security Holders -             Not Applicable

Item 5.   Other Information -               Not Applicable

Item 6.   Exhibits and Reports on 8-K -     (a)  Exhibits

                                                 Exhibit 27 Financial Data
                                                 Schedule for the quarter
                                                 ending September 30, 1995.

                                            (b)  Reports on Form 8-K filed
                                                 during the nine months
                                                 ended September 30, 1995.

                                                 A Form 8-K was filed on
                                                 September 5, 1995
                                                 disclosing the death of
                                                 James E. Frye, Sr., a
                                                 director of Highlands
                                                 Bankshares, Inc. and
                                                 Chairman of the Board of
                                                 Capon Valley Bank.


Page 18

                               EXHIBIT INDEX



Exhibit
 Index                                                          Page Number

  27     Financial Data Schedule for the quarter ending
         September 30, 1995                                         19


Page 21

                                 Signature


    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             HIGHLANDS BANKSHARES, INC.


                             LESLIE A. BARR
                             Leslie A. Barr
                             President



                             CLARENCE. E. PORTER
                             C. E. Porter
                             Secretary/Treasurer



Date November 6, 1995