Form 10KSB
period 1995-12-31
HIGHLANDS BANKSHARES INC
filed 1996-03-27
CIK 756862

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C. 20549

                                FORM 10-KSB

      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                            EXCHANGE ACT OF 1934

For fiscal year ended December 31, 1995    Commission file number:  0-16761

                         Highlands Bankshares, Inc.
           (Exact name of registrant as specified in its charter)

     West Virginia                                          55-0650743
     (State or other jurisdiction of                     (I.R.S. Employer
     incorporation or organization)                     Identification No.)

              P. O. Box 929, Petersburg, West Virginia  26847
            (Address of principal executive offices) (Zip Code)

       Issuer's telephone number including area code:  (304) 257-4111

        Securities registered pursuant to Section 12(b) of the Act:
                                    None

        Securities registered pursuant to Section 12(g) of the Act:

                           Common Stock - $5 Par

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ..X.  No ....

     Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     Issuer's revenues for its most recent fiscal year:  $12,759,000

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: As of March 1, 1996 - $19,208,172

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of March 1, 1996 - 514,066

                    DOCUMENTS INCORPORATED BY REFERENCE:

     Proxy Statement of Highlands Bankshares, Inc. filed via Form DEF 14A on March 26, 1996.

                         LOCATION OF EXHIBIT INDEX

     The index of exhibits is contained in Part IV herein on page 43.


     TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT  YES         NO   X


Page
                             FORM 10-KSB INDEX

                                                                     Page
Part I

Item  1.  Description of Business                                      3
             General
             Services Offered by the Banks
             Employees
             Competition
             Regulation and Supervision

Item  2.  Description of Properties                                    4

Item  3.  Legal Proceedings                                            5

Item  4.  Results of Votes of Security Holders                         5


Part II

Item  5.  Market for Registrant's Common Equity and
             Related Stockholder Matters                               5

Item  6.  Management's Discussion and Analysis of Plan
             of Operation                                              6

Item  7.  Financial Statements                                        22

Item  8.  Changes in and Disagreement with Accountants on
             Accounting and Financial Disclosure                      43


Part III

Item  9.  Directors and Executive Officers                            43

Item 10.  Executive Compensation                                      43

Item 11.  Security Ownership of Certain Beneficial
             Owners and Management                                    43

Item 12.  Certain Relationships and Related Transactions              43


Part IV

Item 13.  Exhibits and Reports on Form 8-K                            43

Signatures                                                            45


Page

Part I

Item 1.   Description of Business

     General

     Highlands Bankshares, Inc. (Highlands), incorporated under the laws of West Virginia in 1985, is a multi-bank holding company subject to the provisions of the Bank Holding Company Act of 1956, as amended, and owns 100% of the outstanding stock of its subsidiary banks, The Grant County Bank and Capon Valley Bank (hereinafter referred to as the banks) and its life insurance subsidiary, HBI Life Insurance Company (HBI Life). Capon Valley Bank became a member of Highlands effective July 1, 1987, in a combination accounted for as a pooling of interests.

     The Grant County Bank was chartered on May 20, 1902, and Capon Valley Bank was chartered on July 1, 1918. Both are state banks chartered under the laws of the State of West Virginia. HBI Life was chartered in April 1988 under the laws of the State of Arizona.

     Services Offered by the Banks

     The banks offer all services normally offered by a full service commercial bank, including commercial and individual demand and time deposit accounts, commercial and individual loans, and drive-in banking services. No material portion of the banks' deposits have been obtained from a single or small group of customers and the loss of the deposits of any one customer or of a small group of customers would not have a material adverse effect on the business of the banks. Credit life accident and health insurance are sold to customers of the subsidiary banks through HBI Life Insurance Company.

     Employees

     As of December 31, 1995, The Grant County Bank had 38 full time equivalent employees and Capon Valley Bank had 34 full time equivalent employees. No person is employed by Highlands or HBI Life on a full time basis.

     Competition

     The banks' primary trade area is generally defined as Grant County, Hardy County, and the northern part of Pendleton County. This area includes the cities of Petersburg and Moorefield and several rural towns. The banks compete with three state chartered banks and two national banks. No financial institution has been chartered in the area within the last five years although branches of state and nationally chartered banks have located in this area within this time period. Competition for new loans and deposits in the banks' service area is quite intense and all competition has been forced to pay rates on deposits which exceed the national averages.

     The banks' secondary trade area includes portions of Hampshire County in West Virginia and Frederick County in Virginia. In addition, the banks compete with money market mutual funds and investment brokerage firms for deposits in the tri-county area.

     Regulation and Supervision

     Highlands is subject to the periodic reporting requirements of the Securities Exchange Act of 1934. These include, but are not limited to, the filing of annual, quarterly and other current reports with the Securities and Exchange Commission.

Page

     Regulation and Supervision (Continued)

     Highlands, as a bank holding company, is subject to the provisions of the Bank Holding Company Act of 1956, as amended (the "Act"). It is registered as such and is supervised by the Federal Reserve Board. The Act requires Highlands to secure the prior approval of the Federal Reserve Board before Highlands acquires ownership or control of more than five percent of the voting shares, or substantially all of the assets of any institution, including another bank.

     As a bank holding company, Highlands is required to file with the Federal Reserve Board an annual report and such additional information as it may require pursuant to the Act. The Federal Reserve Board may also conduct examinations of Highlands and any or all of its subsidiaries. Under Section 106 of the 1970 Amendments to the Act and the regulations of the Federal Reserve Board, a bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with an extension of credit, provision of credit, sale, or lease of property or furnishing of services.

     Federal Reserve regulations permit bank holding companies to engage in nonbanking activities closely related to banking or to managing or controlling banks. These activities include the making or servicing of loans, performing certain data processing services, and certain leasing and insurance agency activities. HBI Life acts as reinsurer of the credit life insurance coverage sold by the banks to bank customers. Approval of the Federal Reserve Board is necessary to engage in any of these activities or to acquire corporations engaging in these activities.

     The operations of the banks are subject to federal and state statutes which apply to state chartered banks. Bank operations are also subject to the regulations of the Federal Deposit Insurance Corporation (the "FDIC"), which insures the banks' deposits. The Capon Valley Bank is a member of the Federal Reserve Bank System and is subject to the regulations of the Federal Reserve Bank Board.

     The supervisory authorities regularly examine such areas as reserves, loans, investments, management practices, and other aspects of the banks' operations. These examinations are designed primarily for the protection of depositors. In addition to these regular examinations, the banks must furnish the various regulatory authorities quarterly reports containing a full and accurate statement of its affairs.

     The operations of the insurance subsidiary are subject to the oversight and review of State of Arizona Department of Insurance.

Item 2.   Description of Properties

     The Grant County Bank's main office is located on Main Street in Petersburg, West Virginia. In September 1995, the Bank completed its modernization of the existing facility which included an additional 6,000 square feet of operating space and new, state-of-the-art drive-up facilities. An automatic teller machine has been added to allow customers greater flexibility in their banking transactions. The Bank also has a branch in Riverton, West Virginia which provides banking services in northwest Pendleton County. The Riverton branch building has an annual lease while the main office facilities are owned by the Bank.

     Capon Valley Bank has its main office in Wardensville, West Virginia and a branch office located in Moorefield, West Virginia. In April 1995, Capon completed the expansion of its Moorefield facilities which have provided for additional drive-up capabilities and additional lobby and operating areas. Both facilities are owned by the Bank and considered adequate for current operations.

Page

Item 3.   Legal Proceedings

     Management is not aware of any material pending or threatened litigation in which Highlands or its subsidiaries may be involved as a defendant. In the normal course of business the banks periodically must initiate suits against borrowers as a final course of action in collecting past due loans.


Item 4.   Results of Votes of Security Holders

      Highlands has not submitted any matters to the vote of security holders for the quarter ending December 31, 1995.


Part II

Item 5.   Market for Registrant's Common Equity and Related Stockholder
          Matters

     The Company had approximately 860 stockholders of record as of March 1, 1996. The Company's stock is not traded on any national or regional stock exchange although brokers in Cumberland, Maryland, Winchester and Harrisonburg, Virginia may occasionally initiate or be a participant in a trade. Terms of an exchange between individual parties may not be known to the Company. The following outlines the dividends paid and market prices of the Company's stock based on prices disclosed to management. Such prices may not include retail mark-ups, mark-downs or commissions.

                          Dividends          Market Price Range
        1995              Per Share         High            Low


     First Quarter          $ .16         $ 40.25         $ 39.00
     Second Quarter           .16           40.00           39.50
     Third Quarter            .16           41.25           37.00
     Fourth Quarter           .35           41.00           38.50


        1994

     First Quarter          $ .14         $ 34.00         $ 28.50
     Second Quarter           .14           34.00           34.00
     Third Quarter            .14           39.63           33.00
     Fourth Quarter           .30           39.88           37.50


        1993

     First Quarter         $  .12        $  30.00        $  30.00
     Second Quarter           .12           30.00           29.00
     Third Quarter            .12           29.50           29.00
     Fourth Quarter           .27           29.00           28.00

Page

Item 6.   Management's Discussion and Analysis of Plan of Operation

Overview

     The net income of the Company declined 1.20% in 1995 compared to operations in 1994. The slight decline was reflective of significant competition in the Company's trade area resulting in higher than average rates paid on local deposits and increased overhead expenses. The growth in deposits and loans was steady throughout the year with year end asset growth of 8.96% over levels outstanding at December 31, 1994. Total stockholders' equity increased 12.43% as a result of retained operating income and increases in the market value of securities available for sale. The following outlines returns on equity and average assets for the periods of 1993-1995:

                                     1995        1994        1993

      Return on average equity      10.26%      11.44%      13.93%
      Return on average assets       1.16%       1.22%       1.40%

      A complete five year summary of operations appears as Table I on page
18.

      The following discusses in more detail the operations of 1995, 1994 and 1993.

Net Interest Margin

      1995 compared to 1994

      The Company's net interest margin on a tax equivalent basis was $6,651,000 for 1995, a decline of 1.63% when compared to 1994 results. Increases in the rates paid on deposits were the result of an intensive campaign to retain current and attract new certificates of deposit within the local service area. As market rates declined in early 1995, The Grant County Bank was forced to maintain or even increase rates paid on certificates of deposit in order to retain local customers. The rates paid in this locality remained high for much of 1995 and only in the last two months of the year have they begun a decline to rates in line with national competition. Capon has experienced some of the same competition as Grant to a lesser extent.

      The Company's yield on loans of 9.30% is a slight increase over 1994 operations of 9.12% and is in line with local competition. An increase of 7.31% in average loans outstanding was the major factor in the 9.56% growth in loan interest income. Loan growth was constant throughout the year as the local economy was able to support a good loan demand. The Company's philosophy of seeking good loans without undue risk allows it to maximize its returns and serve the local community.

      Due to the excellent loan demand, the Company's average investments in securities declined 10.93% in 1995 over 1994 levels of investment. A higher return on investments (6.29% in 1995 compared to 5.74% in 1994) was the result of investment decisions made in 1994 and early 1995 when market rates were substantially higher. The majority of the Company's investments are taxable and are held in the available for sale category. In addition, it has been the Company's philosophy to generally limit maturities on investments to five to seven years as this allows for better repricing opportunities in times of changing rates. Yields on federal funds increased substantially due to changes desired by the Federal Reserve as part of its monetary policy. Yields were relatively stable at/around 6.00% for the first half of 1995 and then declined to about 5.50% by year end. Federal funds sold generally comprise three to five percent of total interest earning assets and are used as sources of short-term liquidity in the asset and liability management.

Page

Net Interest Margin (Continued)

      1995 compared to 1994 (Continued)

      Interest bearing liabilities saw a slight decline in the cost of demand deposits and a small increase in the cost of savings deposits in 1995. Average balances in both of these deposit classifications fell within 1995 as depositors switched to longer term certificates. This switch and the new money which resulted from a certificate promotion helped to increase average time deposits outstanding by 9.69% in 1995 over 1994 balances.

      The Company's net interest margin improved slightly in the fourth quarter of 1995 compared to the third quarter of 1995 and it is believed it will continue to improve as the Company's cost of deposits is expected to decline. With moderate growth in earning assets and a continued strong loan demand, the dollar level of net interest earnings is expected to grow slightly in 1996. Management believes that competition for deposit dollars will be less intense in 1996 and that net margins will improve as a result of rate declines and rate stability. Management believes that it has the liquidity and flexibility available to allow it to maintain an adequate net interest margin into the foreseeable future. Table II on page 19 gives a complete analysis of the net interest margin for the years of 1995, 1994 and 1993.

1994 compared to 1993

      The Company's net interest income on a tax equivalent basis was $6,761,000 for 1994, a decline of .40% compared to the 1993 net interest margin. Declines in investment income due to historically low market rates were offset by similar declines in interest expense on deposits. An increase in average loans outstanding of 7.39% in 1994 helped maintain the margin at historical levels. This increased level of lending was funded by a decline in investments and an increased level of deposits. The Company's return on investments fell by .21% in 1994 as older securities with higher interest rates matured and reinvestments were made at lower rates. The fourth quarter of 1994 saw a reversal of this trend as returns rose on investments for the first time in three years. Increases in the yield on federal funds sold in the second half of 1994 also helped maintain the net interest margin at acceptable levels.

      Average interest bearing deposits increased 1.16% in 1994 compared to 1993. With interest rates at historically low levels throughout much of 1994, customers either placed their money in alternative investments or maintained their bank deposits in highly liquid savings or checking accounts. The growth in average balances of all savings and checking accounts of 3.55% was offset by a decline of .30% in certificates of deposit. Large certificates of deposit (those exceeding $100,000) were virtually unchanged at $13,200,000 on December 31, 1994 as the Company did not actively pursue large deposits.

Provision and Allowance for Loan Losses

      The Company's allowance for loan losses (the allowance against which future losses will be charged) declined $135,000 at December 31, 1995 compared to December 31, 1994 balances. At December 31, 1995, the provision was 1.16% of loans outstanding. Net charged off loans totaled $255,000 and included some losses that had been provided for in prior years. The provision for loan losses of $120,000 in 1995 was substantially lesser than the provision of $240,000 in 1994 and $390,000 in 1993. This is a result of improvement in delinquent loans of 30 - 89 days and better collateralization of loans. Management reviews the allowance on a monthly basis and makes additions as appropriate. Management does not anticipate any substantial changes in the near future in the quality of the loan portfolio. See page 9 for a listing of loans by type and pages 11 and 12 for an analysis of the activity in the allowance for loan losses and composition of the allowance at each year end.

Page

Noninterest Income

      1995 compared to 1994

      Service charge income increased by 8.32% in 1995 compared to 1994 due to an increase in the level of deposit accounts and an increase in certain rates. Insurance commission income was unchanged at $160,000 as sales of new policies remained at prior levels. Other operating income increased 56.38% due primarily to a $40,000 recovery dealing with a failed investment that had been charged to operations in 1991. Other reasons for the increase include higher fees from loan servicing activities and larger gains on the sale of foreclosed real estate. The losses on security transactions declined from $26,500 in 1994 to $9,000 in 1995 due to a lower volume of early payoffs on mortgage pools. The Company rarely sells investment securities and gains/losses on security transactions arise mainly from early mortgage pool paydowns.

      1994 compared to 1993

      Noninterest income (exclusive of security gains and losses) increased 4.32% due to higher service charge fees and higher loan servicing income. The increases were due primarily to rate increases for service charges and volume increases for servicing income. Declines in insurance commissions and operating income were due to a higher claims rate in 1994.

      The gains and losses on security transactions varied significantly between 1994 and 1993 due to the sale of a large amount of taxable municipal investments in 1993 that did not recur in 1994. The securities had experienced substantial declines in previous years and the recovery in 1992 and 1993 was recognized in the sale of these securities in May of 1993.

Noninterest Expenses

      1995 compared to 1994

      Noninterest expenses rose 3.44% in 1995 when compared with 1994 operations. Salaries and benefits rose 11.35% due to merit and inflationary raises, changes in the employees' benefit packages and an increase in the number of full time equivalent employees. Occupancy and equipment expenses rose 7.94% in 1995 as the Company incurred additional costs in the expansion of facilities at Petersburg and Moorefield. FDIC insurance expenses declined 47.80% as insurance rates were reduced to almost zero in the second half of 1995. Since both banks are considered to be well capitalized institutions, the Company expects only a minimal cost of FDIC insurance in the foreseeable future. Data processing expense rose 6.15% due to expanded volume and rate increases. Other noninterest expense increased .81% due to inflation but were limited by lower insurance costs. The overall noninterest expense as a percentage of average assets was 2.62% for 1995 which is approximately the same as in prior years.

      1994 compared to 1993

      Noninterest expenses rose 5.79% in 1994 compared to 1993 operations. Salaries and benefits increased 8.41% due to increased staffing and inflationary raises. Expenses for equipment and occupancy increased a modest 1.64% due to inflation while FDIC insurance increased 2.45% due to a similar increase in average deposits. Other noninterest expenses increased 4.11% due to higher franchise taxes, additional data processing services and inflation. The overall increase was in line with management's expectation.

Page

Financial Condition

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

     Loans outstanding at December 31, 1995 increased 9.51% from amounts outstanding at December 31, 1994. The increase was spread evenly over all types of lending and was not concentrated in any one geographical or business sector. The loan to deposit ratio of 77.13% at December 31, 1995 was an increase over the level of 76.75% at December 31, 1994 and 73.55% at December 31, 1993.

     The following table summarizes the Company's loan portfolio, net of unearned income:

                                                 At December 31,
                                         1995         1994         1993
                                             (Dollars in Thousands)
     Real Estate:
       Mortgage                        $  65,971    $  60,783    $  56,055
       Construction                        2,622        1,182        1,195
     Commercial                           20,749       19,462       20,215
     Installment                          26,740       24,727       23,272

                                         116,082      106,154      100,737
     Less unearned discount               (2,147)      (2,112)      (2,166)

                                         113,935      104,042       98,571
     Allowance for loan losses            (1,319)      (1,454)      (1,734)

       Loans, net                      $ 112,616    $ 102,588    $  96,837


     The following table shows the maturity of loans outstanding (in thousands of dollars) as of December 31, 1995, 1994 and 1993.

        Maturity Range                   1995         1994         1993


     Predetermined Rates:
       0 - 12 months                   $  57,049    $  32,729    $  40,101
       13 - 60 months                     49,973       62,496       48,816
       More than 60 months                 6,818        8,651        9,049
     Variable Rates                                                    469
     Nonaccrual Loans                         95          166          136

       Total Loans                     $ 113,935    $ 104,042    $  98,571

Page

     Nonperforming loans include nonaccrual loans, loans 90 days or more past due and restructured loans. Nonaccrual loans are loans on which interest accruals have been discontinued. Loans which reach nonaccrual status may not be restored to accrual status until all delinquent principal and interest has been paid or the loan becomes both well secured and in the process of collection. Restructured loans are loans with respect to which a borrower has been granted a concession on the interest rate or the original repayment terms because of financial difficulties.

     Nonperforming loans totaled $1.176 million at December 31, 1995 compared to $1.217 million at December 31, 1994 and $1.585 million at December 31, 1993. The decrease in nonperforming loans reflects the increased efforts of management to reduce problem loans. Real estate acquired through foreclosure was $269,000 at December 31, 1995, $296,000 at December 31, 1994 and $233,000 at December 31, 1993. All foreclosed property held at December 31, 1995 was in the Company's primary service area. The Company's practice is to value real estate acquired through foreclosure at the lower of (i) an independent current appraisal or market analysis less anticipated costs of disposal, or (ii) the existing loan balance. The Company is actively marketing all foreclosed real estate and does not anticipate material write-downs in value before disposition.

     Management has continued its efforts to reduce serious delinquencies through greater efforts in the early stages of the delinquency. The result has been a decline in all delinquent loans of 3.29% in 1995 over 1994 amounts. Management does not anticipate any material increase in nonperforming assets in 1996 although it may move to foreclose on borrowers whose loans were on a nonaccrual status at December 31, 1995.

     The following table summarizes the nonperforming loans:

                                                     At December 31,
                                               1995       1994       1993
                                                 (Dollars in Thousands)

     Loans accounted for on a
       nonaccrual basis                      $    95    $   166    $   136

     Loans contractually past due 90 days
       or more as to interest or principal
       payments (not included in nonaccrual
       loans above)
         Commercial                              487        378        520
         Real estate                             479        486        691
         Installments                            115        187        238

       Total Delinquent Loans                  1,081      1,051      1,449

       Total Nonperforming Loans             $ 1,176    $ 1,217    $ 1,585

Page

Allowance for Loan Losses

     Management has analyzed the potential risk of loss on the Company's loan portfolio given the loan balances and the value of the underlying collateral and has recognized losses where appropriate. Nonperforming loans are closely monitored on an ongoing basis as part of the Company's loan review process. Management reviews the loan loss allowance at the end of each month. Based primarily on the Company's loan classification system, which classifies problem credits as substandard, doubtful or loss, additional provisions for losses are made monthly. The ratio of the allowance for loan losses to total loans outstanding was 1.16% at December 31, 1995 compared to 1.37% at December 31, 1994 and 1.76% at December 31, 1993. At December 31, 1995, the ratio of the allowance for loan losses to nonperforming loans was 121.16% compared to 119.21% at December 31, 1994 and 109.41% at December 31, 1993.

     The following table summarizes changes in the allowance for loan losses:
                                                 Year Ending December 31,
                                                 1995      1994      1993
                                                 (In Thousands of Dollars)

     Balance at beginning of period            $ 1,454   $ 1,734   $ 1,364

     Loan Losses:
       Commercial and agricultural                 129       394       123
       Real estate - mortgage                       95       131       232
       Installment loans to individuals            156       187        59

       Total loan losses                           380       712       414

     Recoveries:
       Commercial, financial and agricultural       12        34       166
       Real estate - mortgage                       11        42       137
       Installment loans to individuals            102       116        91

       Total recoveries                            125       192       394

       Net loan losses                             255       520        20

     Additions charged to operations               120       240       390

     Balance at end of period                  $ 1,319   $ 1,454   $ 1,734

Page

     The Company has allocated the allowance according to the amounts deemed to be reasonably necessary to provide for the possibility of losses incurred within each of the above categories of loans. The allocation of the allowance as shown in the table below should not be interpreted as an indication that loan losses in future years will occur in the same proportions or that the allocation indicates future loan loss trends. Furthermore, the portion allocated to each loan category is not the total amount available for future losses that might occur within such categories since the total allowance is a general allowance applicable to the entire portfolio.

     The following table shows the balance and percentage of the Company's allowance for loan losses allocated to each major category of loans:

                                                  At December 31,
                           1995                        1994                         1993

                                   Percent                     Percent                      Percent
                                     of                          of                           of
                                    Loans                       Loans                        Loans
                          Percent    in               Percent    in                Percent    in
                            of    Category              of    Category               of    Category
                          Allow-  to Total            Allow-  to Total             Allow-  to Total
                  Amount   ance     Loans     Amount   ance     Loans     Amount    ance     Loans
                                              (Dollars in Thousands)
   Commercial    $   325     25%      18%    $   429     30%      18%     $  717     41%      21%
   Real estate
     mortgage        463     35       60         507     35       60         343      20       58
   Installment       368     28       22         352     24       22         429      25       21
   Unallocated       163     12                  166     11                  245      14

                 $ 1,319    100%     100%    $ 1,454    100%     100%     $1,734    100%     100%

     For each period presented, the provision for loan losses charged to operations is based on management's judgment after taking into consideration all factors connected with the collectibility of the existing portfolio. Management evaluates the loan portfolio in light of economic conditions, changes in the nature and value of the portfolio, industry standards and other relevant factors. Specific factors considered by management in determining the amounts charged to operations include internally generated loan review reports, previous loan loss experience with the borrower, the status of past due interest and principal payments on the loan, the quality of financial information supplied by the borrower and the general financial condition of the borrower.

     Loan losses in 1995 were spread over all loan types with no individual loss constituting a significant portion of the total. In contrast to 1995, the prior year had a single credit loss that was significant and tended to skew loss information for that year. Recoveries are quite unpredictable and 1995 showed a lower recovery rate than prior years. The net credit losses of $255,000 were within management expectations and management does not believe credit losses will be a significant problem in the near future.

     The provision for loan losses totaled $120,000 for the year ended December 31, 1995, $240,000 for 1994 and $390,000 for 1993. In the opinion of management, the provision charged to operations over this three year period has been sufficient to absorb the net loan losses.

Page

Securities

     The Company's securities portfolio serves several purposes. Portions of the portfolio are used to secure certain public and trust deposits. The remaining portfolio is held as investments or used to assist the Company in liquidity and asset liability management. During 1995, total securities increased to $39.4 million or 23.47% of total assets at December 31, 1995. During 1994, total securities decreased to $38.0 million or 24.78% of total assets at December 31, 1994.

     The securities portfolio consists of two components, securities held to maturity and securities available for sale. Securities are classified as held to maturity when management has the intent and the Company has the ability at the time of purchase to hold the securities to maturity. Held to maturity securities are carried at cost, adjusted for amortization of premiums and accretion of discounts. Securities to be held for indefinite periods of time are classified as available for sale and accounted for at market value. Securities available for sale include securities that may be sold in response to changes in market interest rates, changes in the security's prepayment risk, increases in loan demand, general liquidity needs and other similar factors. The Company's purchases of securities have generally been limited to securities of high credit quality with short to medium term maturities.

     With the adoption of Statement of Financial Accounting Standards No. 115 (SFAS No. 115) on January 1, 1994, the Company now segregates those securities available for sale from those held to maturity. These securities are valued at their market value with any difference in market value and amortized cost shown as an adjustment in stockholders' equity. Changes within the year in market values are reflected as changes in stockholders' equity, net of the deferred tax effect. As of December 31, 1995, the cost of the securities available for sale exceeded their market value by $18,000 ($11,000 after tax considerations).

     The following table summarizes the carrying value of the Company's securities at the dates indicated:

                                           Held to Maturity            Available for Sale
                                            Carrying Value               Carrying Value
                                             December 31,                  December 31,
                                      1995       1994      1993 1        1995       1994
                                        (Dollars in Thousands)        (Dollars in Thousands)
     U.S. treasuries, agencies
       and corporations             $  5,107   $  5,349   $ 35,038     $ 14,312   $ 21,555
     Obligations of states and
       political subdivisions          4,064      3,863      4,269          200
     Mortgage-backed securities          636        248      2,359       13,321      5,122

       Total Debt Securities           9,807      9,460     41,666       27,833     26,677

     Other securities                                        1,497        1,207      1,322

       Total                        $  9,807   $  9,460   $ 43,163     $ 29,040   $ 27,999
<F1>

     1 Prior to 1994, debt securities were classified as held to maturity only and were not segregated between held to maturity and available for sale.

Page

     The carrying amount and estimated market value of debt securities (in thousands of dollars) at December 31, 1995 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

     Securities Held to Maturity             Carrying    Market     Average
                                              Amount      Value      Yield

     Due in one year or less                 $  2,872   $  2,896     6.36%
     Due after one year through five years      3,761      3,848     7.33
     Due after five years through ten years     1,633      1,622     7.48
     Due after ten years                          906        966     9.84
     Mortgage-backed securities                   635        648     7.01

       Total                                 $  9,807   $  9,980     7.28%


     Securities Available for Sale           Amortized   Market     Average
                                               Cost       Value      Yield

     Due in one year or less                 $  6,012   $  6,019     4.89%
     Due after one year through five years      7,372      7,499     7.22
     Due after five years through ten years     1,006        995     5.47
     Mortgage-backed securities                13,215     13,320     6.52

       Total                                 $ 27,605   $ 27,833     6.15%

     Yields on tax exempt securities are stated at tax equivalent yields.

     Management has generally kept the maturities of investments relatively short providing for flexibility in investing. Such a philosophy allows the Company to better match deposit maturities with investment maturities and thus react more quickly to interest rate changes.

Deposits and Short-Term Borrowings

     The Company's predominant source of funds is local deposits. The Company's deposit base is comprised of demand deposits, savings and money market accounts and other time deposits. The Company's deposits are provided by individuals and businesses located within the communities served.

     Average interest bearing deposits grew by 3.82% in 1995 compared to an increase of 1.16% in 1994. The average aggregate interest rate paid on deposits was 4.89% in 1995 compared to 4.15% for 1994 and 4.43% for 1993. The majority of the Company's deposits are higher yielding time deposits as most of its customers are individuals who seek higher yields than the yields on savings and demand accounts.

Page

     The Company does not actively solicit large certificates of deposit (those more than $100,000) due to the unstable nature of these deposits. Increases in 1995 are the result of a deposit promotion in early 1995 which attracted a large amount of high denomination deposits. A summary of the maturity of large deposits is as follows:

                                                    December 31,
         Maturity Range                     1995        1994        1993
                                              (In Thousands of Dollars)

     Three months or less                 $  2,567    $  3,353    $  3,323
     Four to twelve months                   6,699       7,073       7,826
     One year to five years                  6,575       2,807       1,901

       Total                              $ 15,841    $ 13,233    $ 13,050


Capital Resources

     The assessment of capital adequacy depends on a number of factors such as asset quality, liquidity, earnings performance and changing competitive conditions and economic forces. The Company seeks to maintain a strong capital base to support its growth and expansion activities, to provide stability to current operations and to promote public confidence.

     The Company's capital position continues to exceed regulatory minimums. The primary indicators relied on by the Federal Reserve Board and other bank regulators in measuring strength of capital position are the Tier 1 Capital, Total Capital and Leverage ratios. Tier 1 Capital consists of common stockholders' equity. Total Capital consists of Tier 1 Capital and a portion of the allowance for loan losses. Risk-based capital ratios are calculated with reference to risk-weighted assets which consist of both on and off-balance sheet risks.

     The following table shows risk-based capital ratios and stockholders' equity to total assets:

                                                Regulatory   December 31,
                                                  Minimum   1995     1994

     Capital Ratios
       Risk-based capital to risk-weighted assets
         Tier 1                                    4.0%    18.84%   19.47%
         Total                                     8.0%    19.96%   20.69%
       Stockholders' equity to total assets        3.0%    11.24%   10.94%

Page

     The capital management function is an ongoing process. Central to this process is internal equity generation accomplished by earnings retention. During 1995, 1994 and 1993, total stockholders' equity increased by $2,086,000, $935,000 and $1,648,000, respectively, as a result of earnings retention and changes in the unrealized gains (losses) on securities available for sale. The 1993 increase is net of treasury stock repurchased of $90,000. The return on average equity was 10.26% in 1995 compared to 11.44% for 1994 and 13.93% for 1993. Total cash dividends declared represent 23% of net income for 1995 compared to 20% of net income for 1994 and 16% for 1993. Book value per share was $36.69 at December 31, 1995 compared to $32.63 at December 31, 1994 and $30.82 at December 31, 1993.

     The Company's principal source of cash income is dividend payments from the Banks. Certain limitations exist under applicable law and regulation by regulatory agencies regarding dividend payments to a parent by its subsidiaries. As of December 31, 1995, the Banks had $2,661,000 of retained earnings available for distribution to the Company as dividends without prior regulatory approval.

Liquidity and Interest Rate Sensitivity

     Liquidity. Liquidity is the ability to meet present and future financial obligations through either the sale or maturity of existing assets or the acquisition of additional funds through liability management. Liquid assets include cash, interest bearing deposits with banks, federal funds sold, investments and loans maturing within one year. The Company's ability to obtain deposits and purchase funds at favorable rates determines its liability liquidity. As a result of the Company's management of liquid assets and the ability to generate liquidity through liability funding, management believes that the Company maintains overall liquidity sufficient to satisfy its depositors' requirements and meet its customers' credit needs.

     Additional sources of liquidity available to the Company include, but are not limited to, loan repayments, the ability to obtain deposits through the adjustment of interest rates and the purchasing of federal funds. To further meet its liquidity needs, the Company also maintains lines of credit with correspondent financial institutions, the Federal Reserve Bank of Richmond and the Federal Home Loan Bank of Pittsburgh. In the past, growth in deposits and proceeds from the maturity of investment securities have been sufficient to fund the net increase in loans.

     Interest Rate Sensitivity. In conjunction with maintaining a satisfactory level of liquidity, management must also control the degree of interest rate risk assumed on the balance sheet. Managing this risk involves regular monitoring of the interest sensitive assets relative to interest sensitive liabilities over specific time intervals.

     At December 31, 1995, the Company had a negative gap position. This liability sensitive position typically produces a favorable contribution to earnings during periods of decreasing rates and an unfavorable contribution to earnings during a period of increasing rates. Although the financial markets were in a decreasing rate environment for the second half of 1995, certificates of deposit entered into in early 1995 caused an increase in overall interest expense. The Company expects a decline in the overall cost of money in 1996 unless market conditions change substantially.

Page

     With the largest amount of interest sensitive assets and liabilities repricing within three years, the Company monitors these areas closely. Early withdrawal of deposits, prepayments of loans and loan delinquencies are some of the factors that could affect actual versus expected cash flows. In addition, changes in rates on interest sensitive assets and liabilities may not be equal, which could result in a change in net interest margin. While the Company does not match each of its interest sensitive assets against specific interest sensitive liabilities, it does periodically review its cumulative position of interest sensitive assets and liabilities.

     The majority of the Company's commercial and real estate loans are made with repricing frequencies of three months to three years. For this reason, 88% of all loans will reprice within three years of December 31, 1995. Installment loans generally have a fixed rate of interest but have limited amortization periods. These loans have an average life to maturity of less than two years. Management believes that its philosophy of generally requiring loan repricing within a three year period to be the most prudent approach to asset/liability management.

     In the area of investments, the Company employs a management technique known as "laddering" to minimize interest rate exposures and provide a constant flow of maturities subject to repricing at current market rates. To assist in the management of investments, the Company employs an independent investment counsel that assists in planning and risk diversification. The Company utilizes many forms of investment with a significant use of mortgage-backed securities issued by federally chartered institutions. The Company does not employ the use of derivatives in its approach to controlling market risk. Although the majority of its investments are classified as available for sale, the Company rarely sells securities except in unusual circumstances.

     Table IV (page 21) shows the maturity of liabilities and assets in future periods. Table III (page 20) shows the effects of rate and volume changes on the net interest margin for the past three year period.

Effects of Inflation

     Inflation significantly affects industries having high proportions of fixed assets or high levels of inventories. Although the Company is not significantly affected in these areas, inflation does have an impact on the growth of assets. As assets grow rapidly, it becomes necessary to increase equity capital at proportionate levels to maintain the appropriate equity to asset ratios. Traditionally, the Company's earnings and high capital retention levels have enabled the Company to meet these needs.

     The Company's reported earnings results have been affected by inflation, but isolating the effect is difficult. The different types of income and expense are affected in various ways. Interest rates are affected by inflation, but the timing and magnitude of the changes may not coincide with changes in the consumer price index. Management actively monitors interest rate sensitivity, as illustrated by the Gap Analysis (Table IV, page 21) in order to minimize the effects of inflationary trends on interest rates. Other areas of noninterest expenses may be more directly affected by inflation.

Page
TABLE I

                                        SUMMARY OF OPERATIONS
                                    (Dollar amounts in thousands)
                                          -- -- -- -Years EndingDecember 31,- -- -- --
                                            (In Thousands Except for Share Amounts)
                                     1995         1994         1993         1992         1991
Total Interest Income             $  12,758    $  11,726    $  12,038    $  12,605    $  13,238
Total Interest Expense               (6,219)      (5,082)       5,360        6,483        7,397

Net Interest Income                   6,539        6,644        6,678        6,122        5,841
Provision for Loan Losses               120          240          390          780        1,490

Net Interest Income after
  Provision for Loan Losses           6,419        6,404        6,288        5,342        4,351
Other Income                            581          467          700          505          279
Other Expenses                        4,191        4,052        3,830        3,511        3,689

Income before Income Taxes            2,809        2,819        3,158        2,336          941
Income Tax Expense                      956          944        1,068          751          208

  Net Income                      $   1,853    $   1,875    $   2,090    $   1,585    $     733


Net Income Per Share              $    3.60    $    3.65    $    4.06    $    3.07    $    1.42
Dividends Per Share               $     .83    $     .72    $     .63    $     .55    $     .50

Total Assets at Year End          $ 167,884    $ 153,361    $ 150,964    $ 146,371    $ 136,123

Return on Average Assets              1.16%        1.22%        1.40%        1.11%         .55%
Return on Average Equity             10.26%       11.44%       13.93%       11.79%        5.71%
Dividend Payout Ratio                23.05%       19.74%       15.50%       17.94%       35.30%
Year End Equity to Assets Ratio      11.24%       10.94%       10.49%        9.70%        9.49%

Page
TABLE II

              NET INTEREST MARGIN AND AVERAGE BALANCE ANALYSIS
                       (Dollar amounts in thousands)

                                                      1995
                                                     Income/        Yield/
EARNING ASSETS                       Average         Expense         Rate

Loans 3                            $  108,659      $   10,115        9.30

Investment securities:
  Taxable                              33,875           2,047        6.04
  Nontaxable 1                          3,475             302        8.69

  Total Investment
    Securities                         37,350           2,349        6.29

Interest bearing deposits
  in banks                                587              29        4.94

Federal funds sold                      6,524             377        5.78

  Total Earning Assets                153,120          12,870        8.40

Allowance for loan losses              (1,384)
Nonearnings assets                      7,986

  Total Assets                     $  159,722

INTEREST-BEARING LIABILITIES

Deposits:
  Demand                           $   27,913      $      870        3.12
  Savings                              16,674             642        3.85
  Time deposits                        82,477           4,704        5.70
Other borrowed money                       49               3        6.12

  Total Interest Bearing
    Liabilities                       127,113           6,219        4.89

Noninterest bearing deposits           13,356
Other liabilities                       1,187

  Total Liabilities                   141,656

  Stockholders' Equity                 18,066

  Total Liabilities and Equity     $  159,722

  Net Interest Earnings                            $    6,651

  Net Yield on Interest Earning Assets                                4.34%

1    Yields are computed on a taxable equivalent basis using a 37% income tax rate.
2    Average balances are based on daily balances.
3    Includes loans in nonaccrual status.


Page
TABLE II (CONTINUED)


              NET INTEREST MARGIN AND AVERAGE BALANCE ANALYSIS
                       (Dollar amounts in thousands)

                                                      1994
                                                     Income/        Yield/
EARNING ASSETS                       Average         Expense         Rate

Loans 3                            $  101,253      $    9,232        9.12%

Investment securities:
  Taxable                              38,078           2,089        5.49
  Nontaxable 1                          3,854             319        8.27

  Total Investment
    Securities                         41,932           2,408        5.74

Interest bearing deposits
  in banks                                431              19        4.40

Federal funds sold                      4,339             184        4.24

  Total Earning Assets                147,955          11,843        8.00

Allowance for loan losses              (1,651)
Nonearnings assets                      6,988

  Total Assets                     $  153,292

INTEREST-BEARING LIABILITIES

Deposits:
  Demand                           $   29,871      $      942        3.15
  Savings                              17,374             640        3.68
  Time deposits                        75,190           3,500        4.65
Other borrowed money

  Total Interest Bearing
    Liabilities                       122,435           5,082        4.15

Noninterest bearing deposits           12,886
Other liabilities                       1,582

  Total Liabilities                   136,903

  Stockholders' Equity                 16,389

  Total Liabilities and Equity     $  153,292

  Net Interest Earnings                            $    6,761

                                                                     4.57%

1    Yields are computed on a taxable equivalent basis using a 37% income tax rate.
2    Average balances are based on daily balances.
3    Includes loans in nonaccrual status.


Page
TABLE II (CONTINUED)

              NET INTEREST MARGIN AND AVERAGE BALANCE ANALYSIS
                       (Dollar amounts in thousands)


                                                      1993
                                                     Income/        Yield/
EARNING ASSETS                       Average         Expense         Rate

Loans 3                            $   94,285      $    9,270        9.83%

Investment securities:
  Taxable                              41,339           2,382        5.76
  Nontaxable 1                          4,157             324        7.79

  Total Investment
    Securities                         45,496           2,706        5.95

Interest bearing deposits
  in banks                                461              32        6.94

Federal funds sold                      4,655             140        3.01

  Total Earning Assets                144,897          12,148        8.38

Allowance for loan losses              (1,600)
Nonearnings assets                      6,331

  Total Assets                     $  149,628

INTEREST-BEARING LIABILITIES

Deposits:
  Demand                           $   29,914      $    1,013        3.39
  Savings                              15,694             575        3.66
  Time deposits                        75,419           3,772        5.00
Other borrowed money

  Total Interest Bearing
    Liabilities                       121,027           5,360        4.43

Noninterest bearing deposits           12,464
Other liabilities                       1,132

  Total Liabilities                   134,623

  Stockholders' Equity                 15,005

  Total Liabilities and Equity     $  149,628

  Net Interest Earnings                            $    6,788

                                                                     4.69%

1    Yields are computed on a taxable equivalent basis using a 37% income tax rate.
2    Average balances are based on daily balances.
3    Includes loans in nonaccrual status.

Page
TABLE III

                        EFFECT OF RATE-VOLUME CHANGES ON NET INTEREST INCOME
                                (On a fully taxable equivalent basis)
                                      (In thousands of dollars)

                                       1995 Compared to 1994            1994 Compared to 1993
                                        Increase (Decrease)              Increase (Decrease)

                                    Due to Change in:    Total       Due to Change in:     Total
                                    Average   Average  Increase      Average   Average  Increase
                                    Volume     Rate   (Decrease)     Volume     Rate   (Decrease)
Interest Income:

  Loans 2                          $   687   $   196   $   883      $   685   $  (723)  $   (38)

  Investment Securities:
    Taxable                           (231)      189       (42)        (188)     (105)     (293)
    Nontaxable                         (32)       15       (17)         (17)       12        (5)

  Total Investment Securities         (263)      204       (59)        (205)      (93)     (298)

  Interest bearing deposits
    in banks                             7         3        10            2       (15)      (13)
  Federal funds sold                    93       100       193           (9)       53        44

  Total Interest Income                524       503     1,027          473      (778)     (305)


Interest Expense:

  Deposits:
    Demand                             (62)      (10)      (72)          (2)      (69)      (71)
    Savings                            (26)       28         2           61         4        65
    All other time deposits            339       865     1,204          (11)     (261)     (272)
  Other borrowed money                   3                   3

  Total Interest Expense               254       883     1,137           48      (326)     (278)

  Net Interest Income              $   270   $  (380)  $  (110)     $   425   $  (452)  $   (27)

<F2>
1    Changes in volume are calculated based on difference in average balance multiplied by the prior year average rate. Rate change differences are the difference in the volume changes and the actual dollar amount of interest income or expense changes.

2    Nonaccrual loans have been included in average asset balances.

Page
TABLE IV

                                 INTEREST RATE SENSITIVITY ANALYSIS
                                      (In thousands of dollars)
                                          DECEMBER 31, 1995


                                                                                More than
                                                                                 5 Years
                                 1 - 90     91 - 365     1 to 3      3 to 5    or Without
                                  Days        Days        Years       Years     Maturity     Total
EARNINGS ASSETS

  Loans                        $  18,038   $  39,106   $  42,964   $   7,009   $   6,818   $ 113,935
  Fed funds sold                   6,016                                           6,016
  Securities                       7,856       5,947       9,956       5,908       9,733      39,400
  Interest bearing time
    deposits                         203         700          92                                 995

  Total                           32,113      45,753      53,012      12,917      16,551     160,346

INTEREST BEARING LIABILITIES

  Transaction accounts            14,819                                                      14,819
  Money market accounts           14,578                                                      14,578
  Savings accounts                16,989                                                      16,989
  Time deposits more than
    $100,000                       2,934       6,332       4,679       1,585         311      15,841
  Time deposits less than
    $100,000                      17,900      29,274      19,702       4,473           3      71,352
  Other borrowed money                 3          13          35          39          67         157

  Total                           67,223      35,619      24,416       6,097         381     133,736


Discrete interest
  sensitivity GAP                (35,110)     10,134      28,596       6,820      16,170      26,610

Cumulative interest
  sensitivity GAP                (35,110)    (24,976)      3,620      10,440      26,610

Ratio of cumulative
  interest sensitive assets
  to cumulative interest
  sensitive liabilities           47.77%      75.71%     102.84%     107.83%     119.90%


Assumes all transaction, money market and savings deposit accounts reprice within 90 days.

Page
Item 7.   Financial Statements


                       Index to Financial Statements


                                                                     Page

Consolidated Balance Sheets as of December 31, 1995 and 1994          23

Consolidated Statements of Income for the Years Ended
   December 31, 1995, 1994 and 1993                                   24

Consolidated Statements of Changes in Stockholders' Equity for
   the Years Ended December 31, 1995, 1994 and 1993                   25

Consolidated Statements of Cash Flows for the Years Ended
   December 31, 1995, 1994 and 1993                                   26

Notes to Consolidated Financial Statements                       27 - 41

Independent Auditors' Report                                          42


Page

CONSOLIDATED BALANCE SHEETS

HIGHLANDS BANKSHARES, INC.

                                                      December 31,
ASSETS                                            1995            1994

Cash and due from banks
  (notes 2, 3 and 13)                         $  3,286,864    $  3,326,908
Federal funds sold                               6,016,352       4,625,345
Interest bearing deposits in banks                 994,583         384,028
Securities held to maturity (fair value
  in 1995, $9,980,008; $9,250,988 in 1994)
  (note 4)                                       9,807,434       9,459,951
Securities available for sale (note 4)          29,040,278      27,998,879
Other investments                                  552,450         542,850
Loans (notes 5, 11, 12 and 13)                 113,935,453     104,042,702
  Less allowance for loan losses (note 6)      (1,319,099)     (1,454,307)

  Net Loans                                    112,616,354     102,588,395

Construction in progress                                           502,773
Bank premises and equipment (note 7)             3,338,007       1,196,857
Interest receivable                              1,302,613       1,302,999
Deferred income tax benefits (note 8)              241,983         719,207
Other assets                                       687,564         712,987

  Total Assets                                $167,884,482    $153,361,179

LIABILITIES

Deposits:
  Noninterest bearing
    Demand deposits                           $ 14,133,641    $ 13,356,971
  Interest bearing
    Money market and interest checking          14,819,063      14,503,859
    Money market savings                        14,577,754      14,262,192
    Savings accounts                            16,988,718      18,327,095
    Certificates of deposit over $100,000       15,841,254      13,232,918
    All other time deposits                     71,352,282      61,880,049

  Total Deposits                               147,712,712     135,563,084

Borrowed money                                     157,460
Accrued expenses and other liabilities           1,152,279       1,022,023

  Total Liabilities                            149,022,451     136,585,107

STOCKHOLDERS' EQUITY

Common stock, $5 par value, 1,000,000
  shares authorized, 546,764 shares
  issued in 1995 and 1994                        2,733,820       2,733,820
Surplus                                          1,661,987       1,661,987
Retained earnings (note 10)                     14,948,757      13,522,947
Net unrealized gains (losses) on securities
  available for sale                                11,280       (648,869)

                                                19,355,844      17,269,885
Treasury stock (at cost, 32,698 shares)          (493,813)       (493,813)

  Total Stockholders' Equity                    18,862,031      16,776,072

  Total Liabilities and
    Stockholders' Equity                      $167,884,482    $153,361,179

       The accompanying notes are an integral part of this statement.


Page

CONSOLIDATED STATEMENTS OF INCOME

HIGHLANDS BANKSHARES, INC.


                                          Years Ended December 31,
                                      1995          1994           1993

INTEREST INCOME:
  Loans, including fees          $ 10,115,016   $  9,231,928   $ 9,270,395
  Federal funds sold                  377,367        183,777       139,670
  Interest bearing deposits            29,131         19,962        31,749
  Investment securities
    - taxable                       2,047,061      2,088,759     2,381,089
  Investment securities
    - nontaxable                      189,953        201,364       214,705

  Total Interest Income            12,758,528     11,725,790    12,037,608

INTEREST EXPENSE:
  Time deposits over $100,000         975,298        640,412       633,903
  Other deposits                    5,240,768      4,441,272     4,725,629
  Borrowed money                        3,176

  Total Interest Expense            6,219,242      5,081,684     5,359,532

NET INTEREST INCOME                 6,539,286      6,644,106     6,678,076

PROVISION FOR LOAN LOSSES
  (note 6)                            120,000        240,000       390,000

Net Interest Income after
   Provision for Loan Losses        6,419,286      6,404,106     6,288,076

NONINTEREST INCOME:
  Service charges                     204,614        188,890       169,486
  Insurance commissions
    and sales                         160,316        160,519       185,225
  Other operating income              224,583        143,613       117,888
  Gain (loss) on security
    transactions (note 4)             (9,185)       (26,502)       226,949

  Total Noninterest Income            580,328        466,520       699,548

NONINTEREST EXPENSES:
  Salaries and benefits (note 8)    2,212,677      1,987,215     1,833,018
  Occupancy expense                   172,406        149,093       160,338
  Equipment expense                   244,554        237,213       219,741
  FDIC insurance                      159,729        305,998       298,685
  Data processing expense             368,101        346,770       320,945
  Other operating expenses          1,033,581      1,025,230       996,916

  Total Noninterest Expenses        4,191,048      4,051,519     3,829,643

  Income before Income
    Tax Expense                     2,808,566      2,819,107     3,157,981

INCOME TAX EXPENSE (note 8)           956,085        944,101     1,067,961


NET INCOME                       $  1,852,481   $  1,875,006   $ 2,090,020

Net Income Per Share             $       3.60   $       3.65   $      4.06

Cash Dividends Paid Per Share    $        .83   $        .72   $       .63

Weighted Average Shares
  Outstanding                         514,066        514,066       514,518


       The accompanying notes are an integral part of this statement.


Page

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

HIGHLANDS BANKSHARES, INC.

                                                                  Net
                                                              Unrealized
                                                            Gain (Loss) on
                                                              Securities
                          Capital                 Retained     Available    Treasury
                           Stock     Surplus      Earnings     for Sale       Stock      Total
BALANCE
  DECEMBER 31, 1992     $2,733,820  $ 1,661,987  $10,251,911 $   (49,947) $  (403,819) $14,193,952

  Net income                                       2,090,020                             2,090,020
  Cash dividends                                    (323,862)                             (323,862)
  Treasury stock
    purchases
    (3,000 shares)                                                            (89,994)     (89,994)
  Valuation allowance
    for marketable
    equities                                                     (28,583)                  (28,583)


BALANCE
  DECEMBER 31, 1993      2,733,820    1,661,987   12,018,069     (78,530)    (493,813)  15,841,533

  Net income                                       1,875,006                             1,875,006
  Cash dividends                                    (370,128)                             (370,128)
  Cumulative effect
    of change in
    accounting for
    securities available
    for sale                                                     122,000                   122,000
  Change in unrealized
    loss on securities
    available for sale                                          (692,339)                 (692,339)


BALANCE
  DECEMBER 31, 1994      2,733,820    1,661,987   13,522,947    (648,869)    (493,813)  16,776,072

  Net income                                       1,852,481                             1,852,481
  Cash dividends                                    (426,671)                             (426,671)
  Change in unrealized
    gain on securities
    available for sale                                           660,149                   660,149


BALANCE
  DECEMBER 31, 1995     $2,733,820  $ 1,661,987  $14,948,757 $    11,280  $  (493,813) $18,862,031

          The accompanying notes are an integral part of this statement.

Page

CONSOLIDATED STATEMENTS OF CASH FLOWS

HIGHLANDS BANKSHARES, INC.

                                           Years Ended December 31,
                                       1995          1994         1993

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                        $ 1,852,481  $ 1,875,006   $ 2,090,020
  Adjustments to reconcile net
    income to net cash provided
    by operating activities:
      (Gain) loss on sale of
        securities                        9,185       26,502      (226,949)
      Depreciation                      198,517      160,855       150,852
      Amortization of security
        premiums                        167,260      232,076       133,323
      Provision for loan losses         120,000      240,000       390,000
      Deferred income taxes              89,518       66,699      (123,467)
      Change in other assets and
        liabilities:
          Interest receivable               386       29,608       116,653
          Other assets                  (12,921)      56,243       (85,180)
          Accrued expenses              130,256      (84,444)      (59,302)

  Net Cash Provided by Operating
    Activities                        2,554,682    2,602,545     2,385,950

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from maturity of
    securities held to maturity       2,018,760   13,296,750    14,763,601
  Proceeds from sales of securities
    held to maturity                                             2,503,251
  Purchases of securities held
    to maturity                      (2,859,702)  (4,368,004)  (13,902,622)
  Proceeds from maturities of
    securities available for sale    12,612,466    6,736,161
  Proceeds from sales of securities
    available for sale                               800,500
  Purchases of securities
    available for sale              (12,307,206) (12,521,979)
  Net change in deposits in
    other banks                        (601,942)      99,000
  Net increase in loans             (10,308,759)  (6,218,672)   (9,121,845)
  Change in federal funds sold       (1,391,007)  (1,655,345)      850,000
  Purchase of property and
    equipment                        (1,836,894)    (120,311)     (145,025)
  Construction in progress
    payments                                        (502,773)
  Proceeds from sale of foreclosed
    real estate                         199,141      164,000        12,500

  Net Cash Used in Investing
    Activities                      (14,475,143)  (4,290,673)   (5,040,140)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net change in time deposits        12,080,569     (537,098)   (1,043,513)
  Net change in other deposit
    accounts                             69,059    2,081,331     4,048,209
  Increase in borrowed money            157,460
  Treasury stock purchased                                         (89,994)
  Dividends paid in cash               (426,671)    (370,128)     (323,862)

  Net Cash Provided by Financing
    Activities                       11,880,417    1,174,105     2,590,840

CASH AND CASH EQUIVALENTS:
  Net decrease in cash and due
    from banks                          (40,044)    (514,023)      (63,350)
  Cash and due from banks,
    beginning of year                 3,326,908    3,840,931     3,904,281

  Cash and Due from Banks,
    End of Year                     $ 3,286,864  $ 3,326,908   $ 3,840,931

Supplemental Disclosures:
  Cash paid for:
    Interest expense                $ 6,040,215  $ 5,125,310   $ 5,466,005
    Income taxes                        908,608      939,280     1,153,471

       The accompanying notes are an integral part of this statement.

Page

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

HIGHLANDS BANKSHARES, INC.


NOTE 1     NATURE OF OPERATIONS:

           Highlands Bankshares, Inc. (the "Company") is a bank holding company and operates under a charter issued by the state of West Virginia. The Company owns all of the outstanding stock of The Grant County Bank, the Capon Valley Bank and HBI Life Insurance Company, Inc. which operate under charters issued in West Virginia and Arizona. State chartered banks are subject to regulation by the West Virginia Division of Banking and the Federal Deposit Insurance Corporation while the insurance company is regulated by the Arizona Department of Insurance.
           The Banks provide services to customers located mainly in Grant, Hardy and Pendleton counties of West Virginia, including the towns of Petersburg and Moorefield and through four branch offices. The insurance company sells life and accident coverage exclusively through the Company's subsidiary banks.


NOTE 2     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

           The accounting and reporting policies of Highlands Bankshares, Inc. ("Company") and its subsidiaries conform to generally accepted accounting principles and to accepted practice within the banking industry.

           (a) Principles of Consolidation

               The consolidated financial statements include the accounts of The Grant County Bank, the Capon Valley Bank and HBI Life Insurance Company. All significant intercompany accounts and transactions have been eliminated.

           (b) Use of Estimates in the Preparation of Financial Statements

               In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts in those statements; actual results could differ significantly from those estimates. A material estimate that is particularly susceptible to significant changes is the determination of the allowance for loan losses, which is sensitive to changes in local economic conditions.

           (c) Cash and Cash Equivalents

               Cash and cash equivalents include cash on hand and noninterest bearing funds at correspondent institutions.

           (d) Securities

               Prior to December 31, 1993, all securities were carried at historical cost, adjusted for amortization of premiums and accretion of discounts. Marketable equity securities were stated at lower of aggregate cost or market value. The excess of aggregate cost over aggregate market value of marketable equity securities was included as a reduction in stockholders' equity in the years of such depreciation.

Page

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

HIGHLANDS BANKSHARES, INC.


NOTE 2     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

           (d) Securities (Continued)

               Effective January 1, 1994, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Management reviewed the securities portfolio and classified all securities as either held to maturity or available for sale. Additions subsequent to January 1, 1994 are identified as held to maturity or available for sale when acquired. Securities that the Company has both the positive intent and ability to hold to maturity (at time of purchase) are classified as held to maturity securities. All other securities are classified as available for sale. Securities held to maturity are carried at historical cost and adjusted for amortization of premiums and accretion of discounts, using the effective interest method. Securities available for sale are carried at fair value with any valuation adjustments reported, net of deferred taxes, as a separate component of stockholders' equity. Also included in securities available for sale are marketable equity securities. The adoption of this statement as of January 1, 1994, increased stockholders' equity by $122,000 (net of income tax effect of $71,000). Changes subsequent to the adoption of this statement are shown as a separate item on the statement of stockholders' equity.

               Other investments consist of investments in the Federal Home Loan Bank of Pittsburgh and the Federal Reserve Bank of Richmond. Such investments are required as members of these institutions and these investments cannot be sold without a change in the members' borrowing or service levels.

               Interest and dividends on securities and amortization of premiums and discounts on securities are reported as interest income using the effective interest method. Gains (losses) realized on sales and calls of securities are determined using the specific identification method.

           (e) Loans

               Loans are carried on the balance sheet net of any unearned interest and the allowance for loan losses. Interest income on loans is determined using the effective interest method on the daily amount of principal outstanding except where serious doubt exists as to collectibility of the loan, in which case the accrual of income is discontinued.

           (f) Allowance For Loan Losses

               The allowance for loan losses is based upon management's knowledge and review of the loan portfolio. Estimation of an adequate allowance for loan losses involves the exercise of judgement, the use of assumptions with respect to present economic conditions and knowledge of the environment in which the Banks operate. Among the factors considered in determining the level of the allowance are the changes in composition of the loan portfolio, the amount of delinquent and nonaccrual loans, past loan loss experience and the value of collateral securing the loans.

Page

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

HIGHLANDS BANKSHARES, INC.


NOTE 2     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

           (g) Bank Premises and Equipment

               Bank premises and equipment are stated at cost less accumulated depreciation. Depreciation is charged to income over the estimated useful lives of the assets using a combination of the straight-line and accelerated methods. The ranges of the useful lives of bank premises and equipment are as follows:

                    Buildings and Improvements        15 - 40 years
                    Furniture and fixtures             6 - 15 years

               Maintenance, repairs, renewals, and minor improvements are charged to operations as incurred. Gains and losses on routine dispositions are reflected in other income or expense.

          (h)  Income Taxes

               Amounts provided for income tax expense are based on income reported for financial statement purposes rather than amounts currently payable under federal and state tax laws. Deferred taxes, which arise principally from differences between the period in which certain income and expenses are recognized for financial accounting purposes and the period in which they affect taxable income, are included in the amounts provided for income taxes.

          (i)  Earnings Per Share

               Earnings per share are based on the weighted average number of shares outstanding.

          (j)  Foreclosed Real Estate

               The components of foreclosed real estate are adjusted to the lower of cost or fair value less estimated costs of disposal. The current year provision for a valuation allowance has been recorded as an expense to current operations.

          (k)  Reclassifications

               Certain amounts in the 1993 and 1994 financial statements have been reclassified to conform to the 1995 presentation.


NOTE 3    CASH AND DUE FROM BANKS:

          The Banks are required to maintain average reserve balances based on a percentage of deposits. The Banks have generally met this requirement through average cash on hand and balances with their correspondent institutions.

Page

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

HIGHLANDS BANKSHARES, INC.


NOTE 4    SECURITIES:

          The carrying amount and estimated fair value of securities held to maturity are as follows:

                                         Carrying      Unrealized    Unrealized        Fair
                                          Amount         Gains         Losses          Value
          December 31, 1995

          U. S. Treasuries
            and Agencies                 $5,107,789    $    81,015    $    1,173    $ 5,187,631
          Mortgage-backed                   635,866         12,561            96        648,331
          State and municipals            4,063,779        103,113        22,846      4,144,046

          Total Securities
            Held to Maturity             $9,807,434    $   196,689    $   24,115    $ 9,980,008


          December 31, 1994

          U. S. Treasuries
            and Agencies                 $5,349,485    $              $  102,885    $ 5,246,600
          Mortgage-backed                   247,727                        7,078        240,649
          State and municipals            3,862,739         34,543       133,543      3,763,739

          Total Securities
            Held to Maturity             $9,459,951    $    34,543    $  243,506    $ 9,250,988

          The carrying amount and estimated fair value of securities available for sale are as follows:

                                         Carrying      Unrealized    Unrealized        Fair
                                          Amount         Gains         Losses          Value
          December 31, 1995

          U. S. Treasuries
            and Agencies                $14,190,987    $   145,182    $   23,819    $14,312,350
          Mortgage-backed                13,214,572        124,129        17,904     13,320,797
          State and municipals              200,000                                     200,000
          Marketable equities             1,416,816                      209,685      1,207,131

          Total Securities
            Available for Sale          $29,022,375    $   269,311    $  251,408    $29,040,278


          December 31, 1994

          U. S. Treasuries
            and Agencies                $22,168,870    $     3,476    $  617,673    $21,554,673
          Mortgage-backed                 5,334,654                      212,492      5,122,162
          Marketable equities             1,525,308                      203,264      1,322,044

          Total Securities
            Available for Sale          $29,028,832    $     3,476    $1,033,429    $27,998,879

Page

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

HIGHLANDS BANKSHARES, INC.


NOTE 4     SECURITIES (CONTINUED):

           The carrying amount and fair value of debt securities at December 31, 1995, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

          Securities Available for Sale          Amortized        Fair
                                                   Cost           Value

           Due in one year or less              $ 6,012,056    $ 6,018,819
           Due after one year through
            five years                            7,372,026      7,498,976
           Due after five years through
            ten years                             1,006,907        994,556
           Mortgage-backed securities            13,214,570     13,320,796

            Total                               $27,605,559    $27,833,147


          Securities Held to Maturity            Carrying         Fair
                                                  Amount          Value

           Due in one year or less              $ 2,871,527    $ 2,896,010
           Due after one year through
            five years                            3,761,073      3,848,379
           Due after five years through
            ten years                             1,632,873      1,621,737
           Due after ten years                      906,095        965,551
           Mortgage-backed securities               635,866        648,331

            Total                               $ 9,807,434    $ 9,980,008

           The carrying amount (which approximates market value) of securities pledged by the banks to secure deposits and for other purposes amounted to $5,913,000 at December 31, 1995 and $3,741,425 at December 31, 1994.

           There were no holdings totaling more than 10% of stockholders' equity with any issuer as of December 31, 1995 and 1994.

           All gains or losses in 1995 and 1994 are from calls or early payoffs of securities designated as held to maturity. Realized gains or losses for the years ending December 31 are as follows:

                                         1995         1994         1993

          Gains                       $      813   $    2,000   $  231,424
          Losses                          (9,998)     (28,502)      (4,475)

            Total                     $   (9,185)  $  (26,502)  $  226,949

Page

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

HIGHLANDS BANKSHARES, INC.


NOTE 5    LOANS:

          Loans outstanding as of December 31 are summarized as follows:

                                                  1995            1994

           Commercial                         $ 20,749,203    $ 19,462,035
           Real estate construction              2,622,000       1,182,000
           Real estate mortgages                65,970,630      60,783,181
           Consumer installment                 26,740,410      24,726,944

            Total Loans                        116,082,243     106,154,160
            Unearned interest                   (2,146,790)     (2,111,458)

            Net Loans                         $113,935,453    $104,042,702


           The Company had loans which were classified as nonaccrual totaling $95,000 at December 31, 1995 and $169,000 at December 31, 1994. The amount of interest income foregone due to the nonaccrual status of these loans was not significant in either year.

           Loans 90 days or more past due as of December 31 are as follows:

                                      1995          1994          1993

           Commercial              $   487,000   $   378,000   $   150,167
           Real estate                 479,000       486,000       691,190
           Installments                115,000       187,000       237,507

            Total                  $ 1,081,000   $ 1,051,000   $ 1,078,864

            Above as a percentage
              of net loans                 .95%         1.01%         1.09%


NOTE 6     ALLOWANCE FOR LOAN LOSSES:

           A summary of changes in the allowance for loan losses for the years ended December 31 is shown in the following schedule:

                                      1995          1994          1993

           Balance at beginning
            of year                $ 1,454,307   $ 1,734,041   $ 1,363,753
           Provision charged
            to operating
            expenses                   120,000       240,000       390,000
           Loan recoveries             124,501       192,222       394,600
           Loans charged
            off                       (379,709)     (711,956)     (414,312)

            Balance at end
              of year              $ 1,319,099   $ 1,454,307   $ 1,734,041

            Percentage of
              outstanding
              loans                       1.16%         1.37%         1.76%

Page

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

HIGHLANDS BANKSHARES, INC.


NOTE 7    BANK PREMISES AND EQUIPMENT:

          Bank premises and equipment as of December 31 are summarized as follows:

                                                   1995           1994

           Land                                 $   359,826    $   359,826
           Buildings and improvements             3,560,558      1,733,000
           Furniture and equipment                1,866,452      1,366,933

           Total cost                             5,786,836      3,459,759
            Less - accumulated depreciation      (2,448,829)    (2,262,902)

            Net Book Value                      $ 3,338,007    $ 1,196,857

           Provisions for depreciation of $198,517 in 1995, $160,855 in 1994 and $150,852 in 1993, were charged to operations.


NOTE 8     INCOME TAX EXPENSE:

           The components of income tax expense for the years ended December 31 are summarized as follows:

                                     1995           1994           1993

           Current expense
            Federal              $   751,593    $   770,254    $ 1,054,981
            State                    114,974        107,148        136,447

            Total current
              expense                866,567        877,402      1,191,428

           Deferred expense (benefit)
            Federal                   82,260         60,474       (113,077)
            State                      7,258          6,225        (10,390)

            Total deferred
              expense (benefit)       89,518         66,699       (123,467)

            Income tax expense   $   956,085    $   944,101    $ 1,067,961

           Income taxes (benefits)
            relating to gains
            or losses on
            security transactions
            are as follows:      $    (3,398)   $    (9,944)   $    83,903

Page

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

HIGHLANDS BANKSHARES, INC.


NOTE 8     INCOME TAX EXPENSE (CONTINUED):

           The deferred tax effects of temporary differences for the years ended December 31 are as follows:

                                         1995         1994         1993

           Tax effect of temporary differences:
            Provision for loan
              losses                  $   60,187   $  103,687   $ (115,378)
            Sale of loans                 12,128      (32,622)     (13,930)
            Pension expense               (2,053)      10,966        2,736
            Insurance commissions          2,104       (5,596)      12,361
            Other real estate
              charges                        818        3,482      (10,450)
            Depreciation                  14,363
            Miscellaneous                  1,971      (13,218)       1,194

            Net (increase) decrease
              in deferred income
              tax benefit             $   89,518   $   66,699   $ (123,467)


           The net deferred tax assets arising from temporary differences as of December 31 are summarized as follows:

                                                      1995         1994

           Deferred Tax Assets:
            Provision for loan losses               $ 234,022    $ 294,209
            Insurance commissions                      37,968       40,072
            Sale of loans                              49,746       61,874
            Unrealized loss on securities
              available for sale                                   381,083
            Other                                      22,067       18,778

            Total Assets                              343,803      796,016

           Deferred Tax Liabilities:
            Pension prepaids                           67,060       69,113
            Unrealized gain on securities
              available for sale                        6,623
            Accretion income                           13,774        7,696
            Accelerated depreciation                   14,363

            Total Liabilities                         101,820       76,809

            Net Tax Asset                           $ 241,983    $ 719,207

Page

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

HIGHLANDS BANKSHARES, INC.


NOTE 8    INCOME TAX EXPENSE (CONTINUED):

          The following table summarizes the difference between income tax expense and the amount computed by applying the federal statutory income tax rate of 34 percent for the years ended December 31:

                                          1995       1994         1993

          Amounts at federal statutory
            rates                     $  954,912   $  958,497   $1,073,714
          (Reductions) additions
            resulting from:
              Tax-exempt income          (54,343)     (59,428)     (73,317)
              Partially exempt income    (35,739)     (29,771)     (29,098)
              State income taxes, net     86,179       72,451       89,995
              Other                        5,076        2,352        6,667

              Income tax expense      $  956,085   $  944,101   $1,067,961


NOTE 9    EMPLOYEE BENEFITS:

          The Company's two subsidiary banks each have separate retirement and profit sharing plans which cover substantially all full time employees at each bank. The Capon Valley Bank has a defined contribution pension plan that is funded with insurance contracts and various investments. Required contributions to the plan, equal to ten percent of employee salaries, were $72,145, $66,857 and $62,036 for 1995, 1994 and 1993, respectively.

          Effective October 1, 1995, the Capon Valley Bank changed its defined contribution plan to a plan which includes 401(k) features. In future years, the Company will make matching contributions up to specified limits and may make discretionary contributions based on Board determinations. The amount of the expense recognized under this amendment in 1995 was not significant.

          The Grant County Bank is a member of the West Virginia Bankers' Association Retirement Plan. Benefits under the plan are based on compensation and years of service with 100% vesting after seven years. The Plan's assets are significantly in excess of the projected benefit obligations and thus the Bank has been unable to make contributions to the Plan in 1995, 1994 or 1993. The amounts of the prepaid expense and the net pension expense (benefit) reflected in operations are insignificant.

          In addition, The Grant County Bank also maintains a profit sharing plan covering substantially all employees to which contributions are made at the discretion of the Board of Directors. Contributions to the plan were $50,000 in 1995 and $40,000 for 1994 and 1993.


NOTE 10   RESTRICTIONS ON DIVIDENDS OF SUBSIDIARY BANKS:

          The principal source of funds of Highlands Bankshares, Inc. is dividends paid by subsidiary banks. The various regulatory authorities impose restrictions on dividends paid by a state bank. A state bank cannot pay dividends (without the consent of state banking authorities) in excess of the total net profits of the current year and the combined retained profits of the previous two years. As of January 1, 1996, the banks could pay dividends to the Company of approximately $2,661,000 without permission of the regulatory authorities.

Page

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

HIGHLANDS BANKSHARES, INC.


NOTE 11   TRANSACTIONS WITH RELATED PARTIES:

          During the year, officers and directors (and companies controlled by them) were customers of and had transactions with the subsidiary Banks in the normal course of business. These transactions were made on substantially the same terms as those prevailing for other customers and did not involve any abnormal risk. The aggregate amount of loans to related parties of $1,401,588 at December 31, 1994, was increased $675,009 by new loans and reduced $630,686 by payments, resulting in an ending balance of $1,445,911 at December 31, 1995.


NOTE 12   COMMITMENTS AND GUARANTEES:

          The Banks make commitments to extend credit in the normal course of business and issues standby letters of credit to meet the financing needs of its customers. The amount of the commitments represents the Banks' exposure to credit loss that is not included in the balance sheet. As of the balance sheet dates, the Banks had outstanding the following commitments:

                                                   1995           1994

           Commitments to extend credit         $ 4,131,000    $ 3,891,000
           Standby letters of credit                658,000        640,000

           The Banks use the same credit policies in making commitments and issuing letters of credit as it does for the loans reflected in the balance sheet.

           Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Banks evaluate each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Banks upon extension of credit, is based on management's credit evaluation of the borrower. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment.


NOTE 13    CONCENTRATIONS OF CREDIT:

           The Banks grant commercial, residential real estate and consumer loans to customers located primarily in the eastern portion of the State of West Virginia. Although the Banks have a diversified loan portfolio, a substantial portion of its debtors' ability to honor their contracts is dependent upon the agribusiness economic sector. Collateral required by the Banks is determined on an individual basis depending on the purpose of the loan and the financial condition of the borrower. The ultimate collectibility of the loan portfolios is susceptible to changes in local economic conditions. Approximately 59% of the loan portfolio is secured by real estate. See note 5 for a complete breakdown of loans by type.

           The Bank has cash deposited in and federal funds sold to other commercial banks totaling $7,200,000 and $6,617,000 at December 31, 1995 and 1994, respectively.

Page

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

HIGHLANDS BANKSHARES, INC.


NOTE 14    DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS:

           The fair value of the Company's assets and liabilities is influenced heavily by market conditions. Fair value applies to both assets and liabilities, either on or off the balance sheet. Fair value is defined as the amount at which a financial instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale.

           The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

           Cash, Due from Banks and Money Market Investments

           The carrying amount of cash, due from bank balances and federal funds sold is a reasonable estimate of fair value.

           Securities

           Fair values of securities are based on quoted market prices or dealer quotes. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

           Loans

           The fair value of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities, taking into consideration the credit risk in various loan categories.

           Deposits

           The fair value of demand, interest checking, regular savings and money market deposits is the amount payable on demand at the reporting date. The fair value of fixed maturity certificates of deposit is estimated using the rates currently offered for deposits of similar remaining maturities.

           Interest Payable and Receivable

           The carrying value of amounts of interest receivable and payable is a reasonable estimate of fair value.

           Off-Balance-Sheet Items

           The carrying amount and estimated fair value of off-balance-sheet items were not material at December 31, 1995.

Page

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

HIGHLANDS BANKSHARES, INC.


NOTE 14    DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS
           (CONTINUED):

           Off-Balance-Sheet Items (Continued)

           The estimated fair values of financial instruments as of December 31 are as follows:

                                                  1995                          1994
                                                       Estimated                     Estimated
                                        Carrying         Fair         Carrying         Fair
                                         Amount          Value         Amount          Value
          Financial Assets:
            Cash and due from banks   $  3,286,864   $  3,286,864   $  3,326,908   $  3,326,908
            Interest bearing deposits      994,583        994,942        384,028        384,090
            Federal funds sold           6,016,352      6,016,352      4,625,345      4,625,345
            Securities held to
              maturity                   9,807,434      9,980,008      9,459,951      9,250,988
            Securities available
              for sale                  29,040,278     29,040,278     27,998,879     27,998,879
            Other investments              552,450        552,450        542,850        542,850
            Loans, net                 112,616,354    112,266,874    102,588,395    101,160,044
            Interest receivable          1,302,613      1,302,613      1,302,999      1,302,999

          Financial Liabilities:
            Demand deposits             60,519,176     60,519,176     60,450,117     60,450,117
            Term deposits               87,193,536     87,165,364     75,112,967     74,531,500
            Borrowed money                 157,460        157,460
            Interest payable               684,520        684,250        505,493        505,493

NOTE 15   REGULATORY MATTERS:

          The banks are required to maintain minimum amounts of capital to total "risk weighted" assets, as defined by the banking regulators. Noncompliance with the requirements could subject the banks to a variety of enforcement remedies, including limitations on the ability to pay dividends, directives to increase capital and termination of FDIC deposit insurance.

          As of December 31, 1995, the Company's consolidated capital exceeded minimum requirements as shown in the following table:

                                                  Regulatory
                                                 Requirements    1995

           Capital Ratios
            Risk based capital to risk-weighted assets
              Tier 1                                  4.0%       18.84%
              Total                                   8.0%       19.96%
           Stockholders equity to total assets        4.0%       11.24%

Page

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

HIGHLANDS BANKSHARES, INC.


NOTE 16   PARENT CORPORATION ONLY FINANCIAL STATEMENTS:


                               BALANCE SHEETS

          Assets                                      December 31,
                                                  1995            1994

            Cash                              $     89,117    $    109,099
            Investment in subsidiaries          18,682,887      16,590,828
            Other investments                      100,000         100,000
            Other assets                               589             986
            Income taxes receivable                 31,176

            Total Assets                      $ 18,903,769    $ 16,800,913

          Liabilities

            Due to subsidiaries               $     41,738    $
            Income taxes payable                                    24,841

            Total Liabilities                       41,738          24,841


          Stockholders' Equity

            Common stock, par value $5
              per share authorized
              1,000,000 shares; 546,764
              shares issued in 1995 and
              1994                               2,733,820       2,733,820
            Surplus                              1,661,987       1,661,987
            Retained earnings                   14,948,757      13,522,947
            Net unrealized gains (losses)
              on securities available
              for sale                              11,280        (648,869)

                                                19,355,844      17,269,885
            Less treasury stock (32,698
              shares, at cost)                    (493,813)       (493,813)

            Total Stockholders' Equity          18,862,031      16,776,072

            Total Liabilities and
              Stockholders' Equity            $ 18,903,769    $ 16,800,913


Page

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

HIGHLANDS BANKSHARES, INC.


NOTE 16   PARENT CORPORATION ONLY FINANCIAL STATEMENTS (CONTINUED):


                 STATEMENTS OF INCOME AND RETAINED EARNINGS

                                          Years Ended December 31,
                                      1995          1994          1993

          Income

            Dividends from
              subsidiaries         $   451,675   $   395,128   $   555,307
            Other dividends                630           630           630

            Total                      452,305       395,758       555,937

          Expenses

            Professional fees           22,203        22,449        26,024
            Advertising                  3,452         1,588        16,163
            Other expenses              26,189        26,734        24,508

            Total                       51,844        50,771        66,695

          Net income before income
            tax benefit and
            undistributed income
            of subsidiaries            400,461       344,987       489,242

          Income tax benefit           (20,112)      (19,791)      (22,561)

          Income before
            undistributed income
            of subsidiaries            420,573       364,778       511,803

          Undistributed income
            of subsidiaries          1,431,908     1,510,228     1,578,217

            Net Income               1,852,481     1,875,006     2,090,020

          Retained earnings,
            Beginning of period     13,522,947    12,018,069    10,251,911
            Dividends paid            (426,671)     (370,128)     (323,862)

          Retained Earnings,
            End of Period          $14,948,757   $13,522,947   $12,018,069


Page

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

HIGHLANDS BANKSHARES, INC.


NOTE 16   PARENT CORPORATION ONLY FINANCIAL STATEMENTS (CONTINUED):


                          STATEMENTS OF CASH FLOWS

                                          Years Ended December 31,
                                      1995          1994          1993

          Cash Flows from Operating Activities:
            Net income             $ 1,852,481   $ 1,875,006   $ 2,090,020
            Adjustments
              Undistributed
                subsidiary income   (1,431,908)   (1,510,228)   (1,578,217)
              Depreciation                 391           663           416
              Increase (decrease)
                in payables             16,901       (55,877)       15,322
              (Increase) decrease
                in receivables         (31,176)        1,171         7,500

            Net Cash Provided by
              Operating Activities     406,689       310,735       535,041

          Cash Flows from Investing
            Activities:
              Purchase of equipment                                 (2,064)


          Cash Flows from Financing
            Activities:
              Dividends paid          (426,671)     (370,128)     (323,862)
              Purchase of treasury
                stock                                              (89,994)

            Net Cash Used in
              Financing Activities    (426,671)     (370,128)     (413,856)

          Net Increase (Decrease)
            in Cash                    (19,982)      (59,393)      119,121

          Cash, Beginning of Year      109,099       168,492        49,371

          Cash, End of Year        $    89,117   $   109,099   $   168,492

Page

                        INDEPENDENT AUDITORS' REPORT



The Stockholders and Board of Directors
Highlands Bankshares, Inc.
Petersburg, West Virginia


We have audited the accompanying consolidated balance sheets of Highlands Bankshares, Inc. and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the years in the three year period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Highlands Bankshares, Inc. and subsidiaries as of December 31, 1995 and 1994, and the consolidated results of their operations and their cash flows for each of the years in the three year period ended December 31, 1995, in conformity with generally accepted accounting principles.

                                        S. B. HOOVER & COMPANY, L.L.P.


January 23, 1996
Harrisonburg, Virginia

Page

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None

Part III

Item  9.  Directors and Executive Officers

     We are incorporating the Proxy Statement of Highlands Bankshares, Inc. via Form DEF 14A filed March 26, 1996.

Item 10.  Executive Compensation

     We are incorporating the Proxy Statement of Highlands Bankshares, Inc. via Form DEF 14A filed March 26, 1996.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

     We are incorporating the Proxy Statement of Highlands Bankshares, Inc. via Form DEF 14A filed March 26, 1996.

Item 12.  Certain Relationships and Related Transactions

     We are incorporating the Proxy Statement of Highlands Bankshares, Inc. via Form DEF 14A filed March 26, 1996.

     Most of the directors, partnerships of which they may be general partners and corporations of which they are officers or directors, maintain normal banking relationships with the Bank. Loans made by the Bank to such persons or other entities were made only in the ordinary course of business, were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons, and did not involve more than normal risk of collectibility or present other unfavorable features. See Note 11 of the consolidated financial statements.

     John VanMeter is a partner with the law firm of VanMeter and VanMeter, which has been retained by the Company as legal counsel and it is anticipated that the relationship will continue. Jack H. Walters is a partner with the law firm of Walters & Krauskopf, which provides legal counsel to the Company and it is anticipated that the relationship will continue.

Part IV

Item 13.  Exhibits and Reports on Form 8-K

     a)   Exhibits

          Exhibit No.                     Description

             2            Not applicable

             3 (i) Articles of Incorporation of Highlands Bankshares, Inc. are incorporated by reference to Appendix C to Highlands Bankshares, Inc.'s Form S-4 filed October 20, 1986.

Page

Item 13.  Exhibits and Reports on Form 8-K (Continued)

     a)   Exhibits (Continued)

          Exhibit No.                     Description


             3 (ii) Bylaws of Highlands Bankshares, Inc. are incorporated by reference to Appendix D to Highland Bankshares, Inc.'s Form S-4 filed October 20, 1986.

             4            Not applicable

             9            Not applicable

            10            Not applicable

            11            Not applicable

            12            Not applicable

            16            Not applicable

            18            Not applicable

            21 Subsidiaries of the Small Business Issuer is attached

            22            Not applicable

            23            Consent of Certified Public Accountant attached

            24            Not applicable

            27            Financial Data Schedule attached

            28            Not applicable


     b)   Reports on Form 8-K

          No reports on Form 8-K were filed in the fourth quarter of 1995.

Page

                            SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 HIGHLANDS BANKSHARES, INC.


                                 By  LESLIE A. BARR
                                     Leslie A. Barr
                                     President, Chief Executive Officer


                                 Date  March 26, 1996



                                 By  CLARENCE E. PORTER
                                     Clarence E. Porter
                                     Secretary/Treasurer,
                                     Chief Financial Officer
                                     and Chief Accounting Officer


                                 Date  March 26, 1996

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and as of the date indicated.

      Signature                     Title                       Date

LESLIE A. BARR                     President                March 26, 1996
Leslie A. Barr             & Chief Executive Officer
                                   Director

                                   Director
Courtney R. Tusing


GEORGE B. MOOMAU                   Director                 March 26, 1996
George B. Moomau


CLARENCE E. PORTER            Secretary/Treasurer           March 26, 1996
Clarence E. Porter              Chief Financial
                            and Accounting Officer
                                   Director

                                   Director
Harold B. Roby


JOHN G. VANMETER             Chairman of the Board          March 26, 1996
John G. VanMeter                   Director


                                   Director
Jack H. Walters


L. KEITH WOLFE                     Director                 March 26, 1996
L. Keith Wolfe