Form 10QSB
period 1996-03-31
HIGHLANDS BANKSHARES INC
filed 1996-05-14
CIK 756862

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C. 20549

                                FORM 10-QSB



                 Quarterly Report Under Section 13 or 15(d)
                   of the Securities Exchange Act of 1934


For the quarter ended                       Commission File No.   0-16761
  March 31, 1996

                         HIGHLANDS BANKSHARES, INC.


        West Virginia                                       55-0650793
(State or Other Jurisdiction of                           (I.R.S. Employer
 Incorporation or Organization)                         Identification No.)


                               P. O. Box 929
                      Petersburg, West Virginia  26847

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

              Class                          Outstanding at March 31, 1996
Common Stock, par value - $5                         514,066 shares

Page

                         HIGHLANDS BANKSHARES, INC.


                                   INDEX

                                                                     Page

PART I    FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Statements of Income - Three Months
          Ended March 31, 1996 and 1995                                2

          Consolidated Balance Sheets - March 31, 1996 and
          December 31, 1995                                            3

          Consolidated Statements of Cash Flows - Three
          Months Ended March 31, 1996 and 1995                         4

          Consolidated Statements of Changes in Stockholders'
          Equity - Three Months Ended March 31, 1996 and 1995          5

          Notes to Consolidated Financial Statements                   6


Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations                8


PART II   OTHER INFORMATION                                           16

Item 1.   Legal Proceedings                                           16

Item 2.   Changes in Securities                                       16

Item 3.   Defaults upon Senior Securities                             16

Item 4.   Submission of Matters to a Vote of Security Holders         16

Item 5.   Other Information                                           16

Item 6.   Exhibit and Reports on Form 8K                              16


          SIGNATURES                                                  20


Page

Part I    Financial Information
Item 1.   Financial Statements

                         HIGHLANDS BANKSHARES, INC.
                     CONSOLIDATED STATEMENTS OF INCOME
                         (In Thousands of Dollars)

                                                     Three Months Ended
                                                          March 31,
                                                     1996          1995
Interest Income
  Interest and fees on loans                       $   2,685    $   2,348
  Interest on federal funds sold                          89           71
  Interest on time deposits                               13            5
  Interest and dividends on investment securities
    Taxable                                              555          495
    Nontaxable                                            58           48

  Total Interest Income                                3,400        2,967

Interest Expense
  Interest on time deposits over $100,000                300          179
  Interest on other deposits                           1,451        1,133

  Total Interest Expense                               1,751        1,312

Net Interest Income                                    1,649        1,655

Provision for Loan Losses                                 30           30

Net Interest Income After Loan Losses                  1,619        1,625

Noninterest Income
  Service charges                                         53           48
  Other                                                   86          100
  Loss on security transactions                           (4)          (2)

  Total Noninterest Income                               135          146

Noninterest Expense
  Salaries and employee benefits                         598          538
  Occupancy expense                                       58           48
  Equipment expense                                       67           54
  FDIC insurance                                           1           77
  Data processing                                         92           93
  Other                                                  239          231

  Total Noninterest Expense                            1,055        1,041

Income Before Income Taxes                               699          730

Provision for Income Taxes                               234          242

Net Income                                         $     465    $     488

Per Share Data

  Net Income                                       $     .90    $     .95

  Cash Dividends                                   $     .18    $     .16

Weighted Average Common Shares Outstanding           514,066      514,066


      The accompanying notes are an integral part of these statements.


Page

                         HIGHLANDS BANKSHARES, INC.
                        CONSOLIDATED BALANCE SHEETS
                         (In Thousands of Dollars)

                                                    March 31,  December 31,
                                                      1996         1995
    ASSETS

Cash and due from banks                            $   2,927    $   3,287
Federal funds sold                                     5,680        6,016
Time deposits in other banks                             930          995
Securities held to maturity (note 2)                   9,290        9,807
Securities available for sale (note 3)                34,108       29,040
Other investments                                        620          552
Loans, net of unearned interest (note 5)             113,782      113,935
  Less allowance for loan losses (note 6)             (1,342)      (1,319)

  Net Loans                                          112,440      112,616

Bank premises and equipment                            3,380        3,338
Interest receivable                                    1,466        1,303
Deferred income tax benefits                             380          242
Other assets                                             664          688

  Total Assets                                     $ 171,885    $ 167,884

    LIABILITIES

Deposits:
  Noninterest bearing
    Demand deposits                                $  15,409    $  14,134
  Interest bearing
    Money market and checking                         13,493       14,819
    Money market savings                              12,088       14,578
    Savings                                           17,990       16,989
    Time deposits over $100,000                       18,771       15,841
    All other time deposits                           73,543       71,352

  Total Deposits                                     151,294      147,713

Borrowed money                                           164          157
Accrued expenses and other liabilities                 1,427        1,152

  Total Liabilities                                  152,885      149,022

  STOCKHOLDERS' EQUITY

Common stock ($5 par value, 1,000,000 shares
  authorized, 546,764 shares issued)                   2,734        2,734
Surplus                                                1,662        1,662
Retained earnings                                     15,321       14,949
Net unrealized gain (loss) on securities
  available for sale                                    (223)          11

                                                      19,494       19,356
Treasury stock (at cost, 32,698 shares)                 (494)        (494)

  Total Stockholders' Equity                          19,000       18,862

  Total Liabilities and Stockholders' Equity       $ 171,885    $ 167,884

      The accompanying notes are an integral part of these statements.


Page

                         HIGHLANDS BANKSHARES, INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (In Thousands of Dollars)

                                                     Three Months Ended
                                                          March 31,
                                                      1996         1995
Cash Flows from Operating Activities:
  Net income                                       $     465    $     488
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Loss on sale of securities                           4            2
      Depreciation                                        55           39
      Net amortization                                    37           49
      Provision for loan losses                           30           30
      (Increase) decrease in interest receivable        (163)          13
      Decrease in other assets                            25           18
      Increase in accrued expenses                       275          327

  Net Cash Provided by Operating Activities              728          966

Cash Flows from Investing Activities:
  Proceeds from maturities of securities
    available for sale                                 2,777        3,906
  Proceeds from maturities of securities
    held to maturity                                   1,002          244
  Purchase of securities held to maturity               (500)
  Purchase of securities available for sale           (8,314)      (2,081)
  Net change in time deposits in other banks              67         (100)
  Net change in loans                                    146       (2,590)
  Purchase of property and equipment                     (97)        (144)
  Net change in federal funds sold                       336       (1,104)
  Construction in progress payments                                  (609)

  Net Cash Consumed by Investing Activities           (4,583)      (2,478)

Cash Flows from Financing Activities:
  Net increase in deposits                             3,581        1,334
  Dividends paid in cash                                 (93)         (82)
  Other borrowed money                                     7

  Net Cash Provided by Financing Activities            3,495        1,252

Net Decrease in Cash and Cash Equivalents               (360)        (260)

Cash and Cash Equivalents, Beginning of Period         3,287        3,327

Cash and Cash Equivalents, End of Period           $   2,927    $   3,067

Supplemental Disclosures:
  Cash Paid For:
    Income taxes                                   $      13    $      47
    Interest                                           1,691        1,246

      The accompanying notes are an integral part of these statements.


Page

                         HIGHLANDS BANKSHARES, INC.
         CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                         (In Thousands of Dollars)


                                                    Three Months Ended
                                                         March 31,
                                                     1996         1995

Balance, beginning of period                       $  18,862    $  16,776

Net income for period                                    465          488
Cash dividends                                           (93)         (82)
Change in unrealized gain (loss) on securities
  available for sale                                    (234)         297

Balance, end of period                             $  19,000    $  17,479

      The accompanying notes are an integral part of these statements.


Page

                         HIGHLANDS BANKSHARES, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1     ACCOUNTING PRINCIPLES:

              The consolidated financial statements conform to generally accepted accounting principles and to general industry practices. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 1996, and the results of operations for the three month periods ended March 31, 1996 and 1995. The notes included herein should be read in conjunction with the notes to financial statements included in the 1995 annual report to stockholders of Highlands Bankshares, Inc.


NOTE 2     SECURITIES HELD TO MATURITY:

              The amortized cost and fair value of securities held to maturity as of March 31, 1996 and December 31, 1995, are as follows:

                                     1996                    1995
                             Carrying     Fair       Carrying     Fair
                              Amount      Value       Amount      Value

          US Treasury securities
            and obligations of
            US Government
            corporations
            and agencies     $   5,329  $   5,387    $   5,743  $   5,836
          Obligations of
            states and
            political
            subdivisions         3,961      3,986        4,064      4,144

            Total             $  9,290  $   9,373    $   9,807  $   9,980


NOTE 3     SECURITIES AVAILABLE FOR SALE:

              The amortized cost and fair value of securities available for sale as of March 31, 1996 and December 31, 1995, are as follows:

                                     1996                    1995
                             Carrying     Fair       Carrying     Fair
                              Amount      Value       Amount      Value

          US Treasury securities
            and obligations of
            US Government
            corporations
            and agencies     $  32,852  $  32,730    $  27,405  $  27,633
          Obligations of
            states and
            political
            subdivisions           200        180          200        200
          Other investments      1,408      1,198        1,417      1,207

            Total             $ 34,460  $  34,108    $  29,022  $  29,040


Page

                         HIGHLANDS BANKSHARES, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 4    LOANS OUTSTANDING:

              A summary of loans outstanding as of March 31, 1996 and December 31, 1995, is as follows:

                                                      1996         1995

          Commercial                               $  20,742    $  20,749
          Real estate - construction                     540        2,622
                      - mortgages                     67,651       65,971
          Consumer installment                        26,955       26,740

            Total                                    115,888      116,082
          Unearned interest                           (2,106)      (2,147)

            Net loans outstanding                  $ 113,782    $ 113,935


NOTE 5    ALLOWANCE FOR LOAN LOSSES:

              A summary of transactions in the allowance for loan losses for the three months ended March 31, 1996 and 1995, follows:

                                                     1996         1995

          Balance, beginning of period             $   1,319    $   1,454
          Provisions charged to operating expenses        30           30
          Loan recoveries                                 43           39
          Loan charge-offs                               (50)         (69)

            Balance, end of period                 $   1,342    $   1,454


Page


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Overview

     The Company's net income was $465,000 in the first quarter of 1996, a decrease of 4.71% compared to the first quarter of 1995. Earnings were $.90 per share for the first quarter of 1996 compared to $.95 per share for the same quarter in 1995. The Company's annualized return on average equity was 9.80% in the first quarter of 1996 compared to 11.40% for the first quarter of 1995. Return on average assets was 1.10% for 1996 and 1.27% for 1995.

     The decrease in earnings per share for the first quarter was due to a modest increase in noninterest expenses and a slight decrease in noninterest income. Net interest income on a tax equivalent basis was unchanged as increases in income from earning assets were offset by increases in interest paid on time deposits. Many customers availed themselves of a certificate of deposit promotion in the first quarter of 1995 that locked in rates for eighteen months and this will continue to affect the cost of funds through the third quarter of 1996. Provision for loan losses was unchanged as the Company's loan portfolio continues to show only nominal losses despite a growth in average loans outstanding of 8.56%.

Net Interest Income

     The Company's net interest income on a tax equivalent basis was 4.16% ($1,680,000) in the first quarter of 1996 compared to 4.55% ($1,680,000) in the first quarter of 1995. Real estate and commercial loan yields increased while consumer rates fell in the first quarter. Yields on federal funds sold and interest bearing deposits moved with the market. Yields on securities increased by 35 basis points due to the maturity in 1995 of lower yielding investments and the reinvestment in 1995 and early 1996 at higher rates. The overall increase in net interest earned was offset by higher interest expense on deposits, particularly time deposits. Due to intense competition from other financial institutions in Petersburg and Moorefield, the Banks have paid rates on time deposits substantially higher than those rates paid in other parts of the state. This competition did not plateau until late 1995 and rates paid on deposits as a result of promotions will be reflected in operations through late 1996. The increasing cost of deposits left the net margin for 1996 flat with no change in the margin between 1996 and 1995.

     Loans outstanding at the end of the first quarter of 1996 increased 6.73% from the first quarter of 1995. The prior year showed an excellent loan demand as evidenced by the increase in loans, however, loans outstanding for the first quarter of 1996 were virtually unchanged from the December 31, 1995 levels. Reasons for the lack of loan growth in the first quarter include the particularly harsh winter of 1996 (which affected construction significantly) and rising interest rates in the first quarter. Management is unable to quantify the effects of the 1996 winter on loan demand but believes some recovery will occur in the construction and durable goods lending and that loan levels will begin to increase in the second quarter of 1996.

     Interest rates paid on transaction and savings accounts declined to levels comparable with the Banks' statewide competition in the first quarter of 1996. In early 1995, many depositors took advantage of a "no penalty" time deposit promotion and this resulted in a reallocation of deposits from transaction to time deposits. With this reallocation came a higher cost of funds for existing deposits and a large influx of new deposits. This higher cost of time deposits increased the overall cost of deposits by 94 basis points in 1996. This situation is expected to continue through the third quarter of 1996 when higher yielding deposits should mature and be replaced with lower yielding deposits.

     A complete yield analysis is shown as Table I on page 14.


Page


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


Noninterest Income

      Noninterest income declined 7.53% during the first quarter of 1996 compared to the same quarter in 1995. The decrease was due to lower income from insurance operations which was the result of a lower level of policies written. Service charges on deposit accounts increased during the first quarter of 1996 as compared to the first quarter in 1995 due to a higher level of deposit activity.

Noninterest Expenses

      Overall noninterest expenses rose 1.34% for the first quarter of 1996 when compared to the first quarter of 1995. Personnel expenses increased 11.15% in the first quarter of 1996 over the same quarter in 1995. The increases reflect merit and inflationary raises and changes in employee benefits. Occupancy, data processing and FDIC insurance costs decreased 29.61% during the first quarter of 1996 as compared to the same quarter in 1995. The reason for this decline was the virtual cessation of FDIC insurance premiums as of June 1, 1995. Other noninterest expenses saw negligible increases in line with inflation in the first quarter of 1996. Excluding the FDIC insurance premium reduction, noninterest expense increased 9.34% for the quarter. This increase was anticipated due to the expansion of the Petersburg and Moorefield facilities and the resulting increase in total assets of 10.26% during the last twelve months.

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

      Loans outstanding declined $153,000 or .13% in the first quarter in 1996 compared to levels at December 31, 1995. Modest gains in consumer and mortgage lending were offset by declines in construction lending, a victim of the harsh winter of 1996. The loan to deposit ratio was 75.21% at March 31, 1996 compared to 77.13% at December 31, 1995. Loan demand is expected to remain satisfactory in the near future with construction lending increasing during the spring and summer months.


Page


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


Asset Quality

      Nonperforming loans include nonaccrual loans, loans 90 days or more past due and restructured loans. Nonaccrual loans are loans on which interest accruals have been suspended or discontinued permanently. Restructured loans are loans on which the original interest rate or repayment terms have been changed due to financial hardship of the borrower. The loans on nonaccrual status consist of real estate mortgages and commercial loans. The total of nonaccrual loans as of March 31, 1996 and December 31, 1995 was $95,000. Real estate acquired through foreclosure was $246,000 at March 31, 1996 compared to $260,000 at December 31, 1995. All foreclosed property held at March 31, 1996 was in the Company's primary service area. The Company's practice is to value real estate acquired through foreclosure at the lower of (i) an independent current appraisal or market analysis less anticipated costs of disposal, or
(ii) the existing loan balance. The Company is actively marketing all foreclosed real estate and does not anticipate material write-downs in value before disposition.

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

      The net amount of charge-offs for the first quarter ended March 31, 1996 was $7,000 compared to $30,000 for the first quarter of 1995. The allowance for loan losses was $1,342,000 at March 31, 1996 compared to the balance at December 31, 1995 of $1,319,000. The allowance as a percent of loans outstanding was 1.18% at March 31, 1996 compared to 1.16% at December 31, 1995. The provision for loan losses for the first quarter of 1996 and 1995 was $30,000. Loan losses and loan collection costs have remained in line with peer group statistics for the last two years and reflect improvements in overall loan portfolio.

Securities

      The Company's securities portfolio serves several purposes. Portions of the portfolio secure certain public and trust deposits while the remaining portions are held as investments or used to assist the Company in liquidity and asset liability management. Total securities at March 31, 1996 were $44,018,000 compared to $39,399,000 at December 31, 1995. Total securities as percent of total assets was 25.61% at March 31, 1996 compared to 23.47% at December 31, 1995. The increase in securities is the result of an increase in deposits (especially large certificates of deposit) and a lackluster loan demand influenced heavily by abnormally bad weather in the first quarter of 1996.


Page


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


Securities (Continued)

      The securities portfolio consists of three components, securities held to maturity, securities available for sale and restricted securities. Securities are classified as held to maturity when management has the intent and the Company has the ability at the time of purchase to hold the securities to maturity. Held to maturity securities are carried at cost, adjusted for amortization of premiums and accretion of discounts. Securities to be held for indefinite periods of time are classified as available for sale and accounted for at market value. Securities available for sale include securities that may be sold in response to changes in market interest rates, changes in the security's prepayment risk, increases in loan demand, general liquidity needs and other similar factors. Restricted securities are those purchased as a requirement to be a member of certain government chartered organizations. The Company's recent purchases of all securities have generally been limited to securities of high credit quality with short to medium term maturities. Changes within the year in the market values of securities available for sale are reflected as changes in stockholders' equity, net of the deferred tax effect. As of March 31, 1996, the cost of the securities available for sale exceeded their market value by $354,000 ($223,000 after tax considerations).

Deposits

      The Company's main source of funds is customer deposits received from individuals, governmental entities, and businesses located within the Company's service area. Deposit accounts include demand deposits, savings, money market and certificates of deposit.

      Total deposits increased 2.42% between December 31, 1995 and March 31, 1996, primarily in the area of time deposit accounts. The cost of funds for the first quarter of 1996 was 5.20% compared to 4.26% for the same quarter in 1995. The yields on demand and savings deposits declined slightly within the period while yields on time deposits increased substantially. The majority of the Company's deposits are time deposits which are attractive to persons seeking high yields on their deposits but without the need for liquidity. The Company has not actively pursued deposits in excess of $100,000 due to the volatile nature of these relationships.

Capital

      The Company seeks to maintain a strong capital base to expand facilities, promote public confidence, support current operations and grow at a manageable level. As of March 31, 1996 the Company's total risk based capital ratio was 20.28% which is far above the regulatory minimum of 8.0%. The ratio of total capital to total assets was 11.05% at March 31, 1996 which exceeds that of the Company's peers. Earnings have been satisfactory to allow an increase in dividends in 1996 over those levels experienced in 1995.


Page


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


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

      Additional sources of liquidity available to the Company include, but are not limited to, loan repayments, the ability to obtain deposits through the adjustment of interest rates and the purchasing of federal funds. To further meet its liquidity needs, the Company also maintains lines of credit with correspondent financial institutions and the Federal Reserve Bank of Richmond. Both subsidiary banks have lines of credit with the Federal Home Loan Bank of Pittsburgh although utilization has been quite limited. In the past, growth in deposits and proceeds from the maturity of investment securities have been sufficient to fund the net increase in loans.

Interest Rate Sensitivity

      In conjunction with maintaining a satisfactory level of liquidity, management must also control the degree of interest rate risk assumed on the balance sheet. Managing this risk involves regular monitoring of the interest sensitive assets relative to interest sensitive liabilities over specific time intervals.

      At March 31, 1996 the Company had a negative gap position. This liability sensitive position typically produces an unfavorable contribution to earnings during a period of increasing rates. Because the financial markets were in an increasing rate environment and the Company had a negative gap position, the Company experienced no increase in its net interest margin on a tax equivalent basis in the first quarter of 1996.

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


Page


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


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

      The Company's reported earnings results have been affected by inflation, but isolating the effect is difficult. The different types of income and expense are affected in various ways. Interest rates are affected by inflation, but the timing and magnitude of the changes may not coincide with changes in the consumer price index. Management actively monitors interest rate sensitivity, as illustrated by the Gap Analysis (Table II, page 15) in order to minimize the effects of inflationary trends on interest rates. Other areas of noninterest expenses may be more directly affected by inflation.


Page
TABLE 1

                                     HIGHLANDS BANKSHARES, INC.
                                    NET INTEREST MARGIN ANALYSIS
                                    (Dollar Amounts in Thousands)

                                 Three Months Ended                     Three Months Ended
                                   March 31, 1996                         March 31, 1995

                          Average      Income/                  Average       Income/
                          Balance 2    Expense       Rates      Balance 2      Expense      Rates

Interest Income
  Loans
    Commercial           $  21,226    $     576      10.85%    $  19,566    $     427       8.73%
    Consumer                24,478          618      10.10        22,748          613      10.78
    Real estate             67,427        1,491       8.85        61,901        1,308       8.45

  Total Loans              113,131        2,685       9.49       104,215        2,348       9.01

  Federal funds sold         6,678           89       5.33         5,023           71       5.65
  Interest bearing
    deposits                   968           13       5.37           388            5       5.15
  Investments
    Taxable                 36,473          555       6.09        34,448          495       5.75
    Tax exempt 1             4,198           89       8.48         3,513           73       8.31

  Total Earning Assets 1   161,448        3,431       8.50       147,587        2,992       8.10

Interest Expense
  Demand deposits           27,110          198       2.92        30,107          232       3.08
  Savings                   17,080          153       3.58        17,375          163       3.75
  Time deposits             90,221        1,398       6.20        75,607          917       4.85
  Other borrowed money         154            2       5.19

  Total Interest
    Bearing Liabilities    134,565        1,751       5.20       123,089        1,312       4.26

  Net Interest Margin                 $   1,680                             $   1,680

  Net Yield on Interest
    Earning Assets 1                                  4.16%                                 4.55%

<F1>

1  Yields are on a taxable equivalent basis.
2  Includes loans in nonaccrual status.


Page
TABLE II

                                      HIGHLANDS BANKSHARES, INC.
                                 INTEREST RATE SENSITIVITY ANALYSIS
                                           MARCH 31, 1996
                                      (In Thousands of Dollars)

                                                                       More than
                                                                        5 Years
                     1 - 90      91 - 365     1 to 3       3 to 5     or Without
                      Days         Days        Years        Years      Maturity       Total

EARNINGS ASSETS

  Loans            $  17,792    $  37,457    $  44,659    $   7,150    $   6,724    $ 113,782
  Fed funds sold       5,680                                                            5,680
  Securities           6,375        6,462       11,908        7,732       11,541       44,018
  Interest bearing
    time deposits        230          400          300                                    930

  Total               30,077       44,319       56,867       14,882       18,265      164,410


INTEREST BEARING LIABILITIES

  Transaction
    accounts          13,493                                                           13,493
  Money market
    savings           12,088                                                           12,088
  Savings accounts    17,990                                                           17,990
  Time deposits more
    than $100,000      3,580        7,753        5,480        1,648          310       18,771
  Time deposits less
    than $100,000     17,172       31,224       20,077        5,070                    73,543
  Other borrowed
    money                 13           13           35           39           64          164

  Total               64,336       38,990       25,592        6,757          374      136,049

Discrete interest
  sensitivity GAP    (34,259)       5,329       31,275        8,125       17,891       28,361

Cumulative interest
  sensitivity GAP    (34,259)     (28,930)       2,345       10,470       28,361

Ratio of cumulative
  interest sensitive
  assets to cumulative
  interest sensitive
  liabilities          46.75%       72.00%      101.82%      107.72%      120.85%


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

                 27        Financial Data Schedule attached.

          (b) Reports on Form 8-K filed during the three months ended March 31, 1996

                None


Page

                               EXHIBIT INDEX



Exhibit
 Index                                                          Page Number

  27     Financial Data Schedule for the quarter ending
         March 31, 1996                                              18


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





Date May 13, 1995