Form 10QSB
period 1996-06-30
HIGHLANDS BANKSHARES INC /WV/
filed 1996-08-14
CIK 756862

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C. 20549

                                FORM 10-QSB



                 Quarterly Report Under Section 13 or 15(d)
                   of the Securities Exchange Act of 1934

For Quarter Ended                               Commission File No. 0-16761
   June 30, 1996

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

          Class                               Outstanding at June 30, 1996
Common Stock, par value - $5                          514,066 shares



                         HIGHLANDS BANKSHARES, INC.


                                   INDEX


                                                                    Page

PART I    FINANCIAL INFORMATION                                       2

Item 1.   Financial Statements

          Consolidated Statements of Income - Six Months
          Ended June 30, 1996 and 1995                                2

          Consolidated Statements of Income - Three Months
          Ended June 30, 1996 and 1995                                3

          Consolidated Balance Sheets - June 30, 1996 and
          December 31, 1995                                           4

          Consolidated Statements of Cash Flows - Six Months
          Ended June 30, 1996 and 1995                                5

          Consolidated Statements of Changes in Stockholders'
          Equity - Six Months Ended June 30, 1996 and 1995            6

          Notes to Consolidated Financial Statements                  7

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations               9


PART II   OTHER INFORMATION                                          18

Item 1.   Legal Proceedings                                          18

Item 2.   Changes in Securities                                      18

Item 3.   Defaults upon Senior Securities                            18

Item 4.   Submission of Matters to a Vote of Security Holders        18

Item 5.   Other Information                                          18

Item 6.   Exhibits and Reports on Form 8K                            18


          SIGNATURES                                                 22

Page

Part I  Financial Information
Item 1  Financial Statements

                         HIGHLANDS BANKSHARES, INC.
                     CONSOLIDATED STATEMENTS OF INCOME
                         (In Thousands of Dollars)

                                                      Six Months Ended
                                                          June 30,
                                                     1996          1995
Interest Income
  Interest and fees on loans                     $    5,423    $    4,840
  Interest on federal funds sold                        176           171
  Interest on time deposits                              26            14
  Interest and dividends on investment securities
    Taxable                                           1,188           997
    Nontaxable                                          114            94

  Total Interest Income                               6,927         6,116

Interest Expense
  Interest on time deposits over $100,000               587           437
  Interest on other deposits                          2,925         2,423

  Total                                               3,512         2,860
  Interest on borrowed money                              4

  Total Interest Expense                              3,516         2,860

Net Interest Income                                   3,411         3,256

Provision for Loan Losses                                60            60

Net Interest Income After Provision
  for Loan Losses                                     3,351         3,196

Noninterest Income
  Service charges                                       108            99
  Other                                                 177           189
  Loss on security transactions                          (8)           (3)

  Total Noninterest Income                              277           285

Noninterest Expense
  Salaries and employee benefits                      1,206         1,083
  Occupancy expense                                     106            95
  Equipment expense                                     136            84
  FDIC insurance                                          3           154
  Data processing                                       188           180
  Other                                                 497           462

  Total Noninterest Expense                           2,136         2,058

Income Before Income Taxes                            1,492         1,423

Provision for Income Taxes                              482           474

Net Income                                       $    1,010    $      949

Per Share Data

  Net Income                                     $     1.96    $     1.85

  Cash Dividends                                 $      .36    $      .32

Weighted Average Common Shares Outstanding          514,066       514,066

      The accompanying notes are an integral part of these statements.

Page

                         HIGHLANDS BANKSHARES, INC.
                     CONSOLIDATED STATEMENTS OF INCOME
             (In Thousands of Dollars Except Per Share Amounts)

                                                     Three Months Ended
                                                          June 30,
                                                     1996          1995
Interest Income
  Interest and fees on loans                     $    2,738    $    2,492
  Interest on federal funds sold                         87           100
  Interest on time deposits                              13             9
  Interest and dividends on investment securities
    Taxable                                             633           502
    Nontaxable                                           56            46

  Total Interest Income                               3,527         3,149

Interest Expense
  Interest on time deposits over $100,000               287           258
  Interest on other deposits                          1,476         1,290

  Total                                               1,763         1,548
  Interest on borrowed money                              2

  Total Interest Expense                              1,765         1,548

Net Interest Income                                   1,762         1,601

Provision for Loan Losses                                30            30

Net Interest Income After Provision
  for Loan Losses                                     1,732         1,571

Noninterest Income
  Service charges                                        55            51
  Other income                                           91            89
  Investment security gains (losses)                     (4)           (1)

  Total Noninterest Income                              142           139

Noninterest Expense
  Salaries and employee benefits                        608           545
  Occupancy expense                                      48            47
  Equipment expense                                      69            30
  FDIC insurance                                          2            77
  Data processing expense                                96            87
  Other                                                 258           231

  Total Noninterest Expense                           1,081         1,017

Income Before Income Taxes                              793           693

Provision for Income Taxes                              248           232

Net Income                                       $      545    $      461

Per Share Data

  Net Income                                     $     1.06    $      .90

  Cash Dividends                                 $      .18    $      .16

Weighted Average Common Shares Outstanding          514,066       514,066

      The accompanying notes are an integral part of these statements.

Page

                       HIGHLANDS BANKSHARES, INC.
                        CONSOLIDATED BALANCE SHEETS
                         (In Thousands of Dollars)

                                                 June 30,    December 31,
                                                   1996          1995
ASSETS

Cash and due from banks                         $    2,901    $    3,287
Federal funds sold                                   6,720         6,016
Time deposits in other banks                           917           995
Securities held to maturity (note 2)                 8,780         9,807
Securities available for sale (note 3)              36,432        29,040
Other investments                                      639           552
Loans, net of unearned interest (note 4)           114,909       113,935
  Less allowance for loan losses (note 5)           (1,305)       (1,319)

  Net Loans                                        113,604       112,616

Bank premises and equipment                          3,416         3,338
Interest receivable                                  1,533         1,303
Deferred income tax benefits                           441           242
Other assets                                           610           688

  Total Assets                                  $  175,993    $  167,884

    LIABILITIES

Deposits:
  Noninterest bearing
    Demand deposits                             $   15,473    $   14,134
  Interest bearing
    Money market and checking                       13,804        14,819
    Money market savings                            13,067        14,578
    Savings                                         18,411        16,989
    Time deposits over $100,000                     19,736        15,841
    All other time deposits                         74,589        71,352

  Total Deposits                                   155,080       147,713

Borrowed money                                         215           157
Accrued expenses and other liabilities               1,349         1,152

  Total Liabilities                                156,644       149,022

  STOCKHOLDERS' EQUITY

Common stock ($5 par value, 1,000,000 shares
  authorized, 546,764 shares issued)                 2,734         2,734
Surplus                                              1,662         1,662
Retained earnings                                   15,774        14,949
Net unrealized gain (loss) on securities
  available for sale                                  (327)           11

                                                    19,843        19,356
Treasury stock (at cost, 32,698 shares)               (494)         (494)

  Total Stockholders' Equity                        19,349        18,862

  Total Liabilities and Stockholders' Equity    $  175,993    $  167,884

      The accompanying notes are an integral part of these statements.

Page

                         HIGHLANDS BANKSHARES, INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (In Thousands of Dollars)

                                                     Six Months Ended
                                                         June 30,
                                                    1996          1995

Cash Flows from Operating Activities:
  Net income                                     $    1,010    $      949
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Loss on sale of securities                          8             3
      Depreciation                                      110            77
      Net amortization                                   66            89
      Provision for loan losses                          60            60
      (Increase) decrease in interest receivable       (230)           12
      Decrease in other assets                           60            36
      Increase (decrease) in accrued expenses           197            64

  Net Cash Provided by Operating Activities           1,281         1,290

Cash Flows from Investing Activities:
  Proceeds from sale of securities
    available for sale                                  762
  Proceeds from maturities of securities
    available for sale                                7,637         6,934
  Proceeds from maturities of securities
    held to maturity                                  1,400           763
  Purchase of securities held to maturity              (500)         (502)
  Net change in time deposits in other banks             78          (100)
  Purchase of securities available for sale         (16,344)       (4,618)
  Net change in loans to customers                   (1,048)       (4,802)
  Purchase of property and equipment                   (188)         (208)
  Net change in federal funds sold                     (704)       (1,503)
  Construction in progress payments                                (1,209)

  Net Cash Consumed by Investing Activities          (8,907)       (5,245)

Cash Flows from Financing Activities:
  Net increase in deposits                            7,367         5,040
  Dividends paid in cash                               (185)         (165)
  Other borrowed money                                   58

  Net Cash Provided by Financing Activities           7,240         4,875

Net Increase (Decrease) in Cash
  and Cash Equivalents                                 (386)          920

Cash and Cash Equivalents, Beginning of Period        3,287         3,327

Cash and Cash Equivalents, End of Period         $    2,901    $    4,247

Supplemental Disclosures:
  Cash Paid For:
    Income taxes                                 $      440    $      516
    Interest                                          3,535         2,776

      The accompanying notes are an integral part of these statements.

Page

                         HIGHLANDS BANKSHARES, INC.
         CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                         (In Thousands of Dollars)

                                                     Six Months Ended
                                                         June 30,
                                                    1996          1995

Balance, beginning of period                     $   18,862    $   16,776

Net income for period                                 1,010           949
Cash dividends                                         (185)         (165)
Change in unrealized gain (loss) on
  securities available for sale                        (338)          542

Balance, end of period                           $   19,349    $   18,102

      The accompanying notes are an integral part of these statements.

Page

                         HIGHLANDS BANKSHARES, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1    ACCOUNTING PRINCIPLES:

               The consolidated financial statements conform to generally accepted accounting principles and to general industry practices. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 1996, and the results of operations for the six month periods ended June 30, 1996 and 1995. The notes included herein should be read in conjunction with the notes to financial statements included in the 1995 annual report to stockholders of Highlands Bankshares, Inc.

               The Company does not expect the anticipated adoption of any newly issued accounting standards to have a material impact on future operations or financial position.


NOTE 2    SECURITIES HELD TO MATURITY:

               The amortized cost and fair value of securities held to maturity as of June 30, 1996 and December 31, 1995, are as follows:

                                         1996                  1995
                                 Amortized   Fair      Amortized   Fair
                                   Cost      Value       Cost      Value

          US Treasury securities
            and obligations
            of US Government
            corporations and
            agencies             $  4,819  $  4,849     $ 5,743  $  5,836
          Obligations of states
            and political
            subdivisions            3,961     3,951       4,064     4,144

            Total                $  8,780  $  8,800     $ 9,807  $  9,980


NOTE 3     SECURITIES AVAILABLE FOR SALE:

               The amortized cost and fair value of securities available for sale as of June 30, 1996 and December 31, 1995, are as follows:

                                         1996                  1995
                                 Amortized   Fair      Amortized   Fair
                                   Cost      Value       Cost      Value

          US Treasury securities
            and obligations
            of US Government
            corporations and
            agencies             $ 35,343  $ 35,090     $27,405  $ 27,633
          Obligations of states
            and political
            subdivisions              200       178         200       200
          Other investments         1,408     1,164       1,417     1,207

            Total                $ 36,951  $ 36,432     $29,022  $ 29,040

Page

                         HIGHLANDS BANKSHARES, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4    LOANS OUTSTANDING:

               A summary of loans outstanding as of June 30, 1996 and December 31, 1995, is as follows:

                                                    1996          1995

          Commercial                             $   21,575    $   20,749
          Real estate - construction                    754         2,622
                      - mortgages                    66,579        65,971
          Consumer installment                       28,136        26,740

            Total                                   117,044       116,082
          Unearned interest                          (2,135)       (2,147)

            Net loans outstanding                $  114,909    $  113,935


NOTE 5     ALLOWANCE FOR LOAN LOSSES:

               A summary of transactions in the allowance for loan losses for the six months ended June 30, 1996 and 1995, follows:

                                                    1996          1995

          Balance, beginning of period           $    1,319   $     1,454
          Provisions charged to operating
            expenses                                     60            60
          Loan recoveries                                65            76
          Loan charge-offs                             (139)         (145)

            Balance, end of period               $    1,305   $     1,445

Page

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations


Overview

      Year to Date Operations

      The Company's six month income of $1,010,000 represents a 6.43% increase in total earnings and earnings per share compared to 1995 operations. Earnings represented an annualized return on equity of 10.44% for the first six months of 1996 compared to 10.88% for the same period in 1995. The annualized return on average assets was 1.15% in the first six months of 1996 compared with 1.20% in the first six months of 1995.

      The tax equivalent net interest income increased by $168,000 in 1996 to $3,472,000. A healthy increase in the level of net earning assets offset a slight decline in the tax equivalent net interest spread which fell from 4.42% in 1995 to 4.23% in 1996. The increase in earning assets was divided evenly among loans, investments and federal funds sold. The funding of the asset growth was from time deposits of local customers.

      Noninterest income was virtually unchanged in the first six months of 1996 compared to 1995. Increases in noninterest expenses reflect the cost of expanded operating facilities by both banks and general asset growth. Noninterest expense increases were tempered by the virtual elimination of FDIC insurance premiums effective June 1, 1995.

      Quarter Ending June 30 Operations

      Net income for the quarter ending June 30, 1996 increased 18.22% when compared to the prior year operations. Healthy increases in the interest margin more than offset increases in noninterest expenses. The substantial reduction in FDIC insurance costs also contributed heavily to the increase in income. Annualized asset growth of 9.56% for the quarter was the result of a stable local economy and favorable customer response to expanded banking services.

Net Interest Income

      Year to Date Operations

      The Company's net interest income on a tax equivalent basis was $3,472,000 in the first six months of 1996 compared to $3,304,000 for 1995. The 5.08% increase was due to a 9.06% increase in net earning assets (earning assets less interest bearing liabilities). Loan growth of 7.51% from 1995 to 1996 reflects good local economic conditions, moderate interest rates and expanded banking facilities. The overall costs of funds reflects the high level of competition for deposits in the tri-county area which has traditionally paid higher rates on deposits than larger statewide financial institutions. The time deposit increase represents a combination of new money and transfers from lower yielding transaction accounts garnered in the local community. Management does not anticipate any substantial runoff as higher yielding certificates mature.

      Loans outstanding at June 30, 1996 increased 5.64% over amounts at June 30, 1995 and 1.71% on annualized basis since December 31, 1995. The loan growth has slowed in the last six month period in response to higher interest rates (the result of Federal Reserve Board actions) and a reduction in new agricultural loans (the result of higher grain and meat prices). Deposit growth has been primarily invested in securities available for sale which have increased 25.45% from levels at December 31, 1995. These investments are typically made with maturities of one to five years and in management's view represent an adequate return with an acceptable level of risk. Management believes its liquidity and asset/liability policies are adequate to maintain an acceptable net interest margin into the foreseeable future. The 6.67% increase in the tax equivalent net interest margin for the second quarter of 1996 over first quarter amounts is the result of moderating costs of funds on all types of deposit accounts and an annualized growth in earning assets of 13.30%. Barring any future increases in interest rates by the Federal Reserve Bank, the Company anticipates its net interest margin remaining stable or increasing slightly as rates paid on deposits are expected to decline slightly over the next twelve months and returns on and levels of earning assets are expected to increase moderately during this period.

Page

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


      Quarter Ending June 30 Operations

      The Company's net interest income on a tax equivalent basis was 4.29% ($1,792,000) for the quarter ending June 30, 1996 compared to 4.29% ($1,625,000) for the same period in 1995. Increased income from loans was the result of increases in both volume and yields as market rates rose in the first six months of 1996. Increases in investment yields also contributed to an overall increase in the yield on earning assets. Offsetting this increase in interest income was an increase in rates paid on interest bearing deposits from 4.94% in 1995 to 5.11% in 1996. The increase was the result of higher market rates on a national level and aggressive competition in the local marketplace in early 1995 for longer term certificates of deposit. The Company expects future deposit rates to decline slowly in the second half of 1996 as local rates move towards those of state and national competition.

      A complete yield analysis is shown as Table I on page 16.

Noninterest Income

      Year to Date Operations

      Noninterest income decreased 2.81% during the first six months of 1996 compared to the same period in 1995. The decline was due to lower income from insurance operations and loan servicing activities. Losses on security transactions increased from $3,000 in 1995 to $8,000 in 1996 in this period.

      Quarter Ending June 30 Operations

      Noninterest income for the quarter ending June 30, 1996 increased 2.16% from amounts at June 30, 1995. Minor increases in service charge insurance income offset minor increases in losses on investment securities.

Noninterest Expenses

      Year to Date Operations

      Overall, noninterest expenses rose 3.79% for the first six months of 1996 when compared to the same period of 1995. Personnel expenses increased 11.36% due to merit and inflationary raises and a larger number of full time equivalent employees. Occupancy and equipment expenses increased 35.19% (16.91% after exclusion of a credit recognized in 1995 for overbillings in prior years on maintenance contracts). The 1996 increase reflects the costs of expanded facilities and equipment in Moorefield and Petersburg which went in service in the third quarter of 1995. The cost of FDIC insurance coverage was virtually eliminated in 1996 due to changes in FDIC rates for highly capitalized institutions. The cost of data processing and other noninterest expenses increased 6.70% in 1996 over 1995 amounts due to asset growth and moderate inflation. Excluding the nonrecurring differences for FDIC rate changes and maintenance contract overbillings, noninterest expenses rose 10.40% from 1995 to 1996 while total assets grew by 10.14% in this time period. The overall increase was anticipated by management and is in line with their expectations.

Page

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


Noninterest Expenses (Continued)

      Quarter Ending June 30 Operations

      Overall, noninterest expenses rose 6.29% for the quarter ending June 30, 1996 compared to 1995. Increases in personnel, occupancy expense and other noninterest expenses were offset by a decline in FDIC insurance costs. Exclusive of the refund of maintenance overcharges and the discontinuance of FDIC costs cited earlier, noninterest expenses rose by 11.47% for 1996 compared to 1995. The majority of the increase in attributable to the costs of expanded operating facilities which were not in service in the second quarter of 1995. Noninterest expenses have been consistent throughout the four most recent quarters and should remain so in future periods.

Loan Portfolio

      The Company is an active residential mortgage and construction lender and generally extends commercial loans to small and medium sized businesses within its primary service area. The Company's commercial lending activity extends across its primary service areas of Grant, Hardy and northern Pendleton and southeastern Hampshire counties. Consistent with its focus on providing community-based financial services, the Company does not attempt to diversify its loan portfolio geographically by making significant amounts of loans to borrowers outside of its primary service area.

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

      Loans outstanding increased $974,000 or .85% in the first six months in 1996. The bulk of this increase was in commercial and consumer loans while real estate construction lending saw a significant decline. The loan to deposit ratio was 74.10% at June 30, 1996 compared to 77.13% at December 31, 1995. Management believes this level of lending activity is satisfactory to generate adequate earnings without undue credit risk. Loan demand is expected to remain satisfactory in the near future with any growth a function of local and national economic conditions.

Asset Quality

      Nonperforming loans include nonaccrual loans, loans 90 days or more past due and restructured loans. Nonaccrual loans are loans on which interest accruals have been suspended or discontinued permanently. Restructured loans are loans on which the original interest rate or repayment terms have been changed due to financial hardship of the borrower. The loans on nonaccrual status consist of real estate mortgages and commercial loans. The total of nonaccrual loans was $95,000 at June 30, 1996, March 31, 1996 and December 31, 1995. Foregone interest on nonaccrual loans was insignificant in all periods reported.

Page

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


Asset Quality (Continued)

      Real estate acquired through foreclosure was $180,000 at June 30, 1996 compared to $260,000 at December 31, 1995. All foreclosed property held at June 30, 1996 was in the Company's primary service area. The Company's practice is to value real estate acquired through foreclosure at the lower of (i) an independent current appraisal or market analysis less anticipated costs of disposal, or (ii) the existing loan balance. The Company is actively marketing all foreclosed real estate and does not anticipate material write-downs in value before disposition.

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

      The provision for credit losses and changes in the allowance for credit losses are shown below (in thousands of dollars).

                                         Quarter Ended    Six Months Ended
                                            June 30,          June 30,
     Allowance for credit losses          1996    1995      1996    1995

     Balance, beginning
       of period                         $1,342  $1,454    $1,319  $1,454
     Net charge-offs (recoveries)
       Charge-offs                           89      76       139     145
       Recoveries                           (22)    (37)      (65)    (76)

     Total net charge-offs *                 67      39        74      69
     Provision for credit losses             30      30        60      60

       Balance, End of Period            $1,305  $1,445    $1,305  $1,445

     * Components of net charge-offs:
       Rest estate   - construction           5      (1)       (7)     17
                     - mortgages             22      15        20      18
       Commercial                             8      33         5      33
       Installment                           32      (8)       56       1

       Total                             $   67  $   39    $   74  $   69

Page

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


Allowance for Loan Losses (Continued)

     The allowance for credit losses, of $1,305,000 at June 30, 1996, was down $37,000 from its level at March 31, 1996, and down $14,000 from December 31, 1995 levels. The allowance was equal to 1.14%, 1.18% and 1.16% of total loans at June 30, 1996, March 31, 1996 and December 31, 1995, respectively. The Company believes that its allowance must be viewed in its entirety and, therefore, is available for potential credit losses in its entire portfolio, including loans, credit-related commitments and other financial instruments. In the opinion of management, the allowance, when taken as a whole, is adequate to absorb reasonably estimated credit losses inherent in the Company's portfolio.

     On January 1, 1995, the Company adopted SFAS 114, "Accounting by Creditors for Impairment of a Loan" as amended by SFAS 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosure." SFAS 114 requires the creation of a valuation allowance for impaired loans. Under SFAS 114, a loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the loan's contractual terms. At June 30, 1996, the Company had only an insignificant amount of loans that would be considered impaired under SFAS 114.

Securities

     The Company's securities portfolio serves numerous purposes. Portions of the portfolio may secure certain public and trust deposits. The remaining portions are held as investments or used to assist the Company in liquidity and asset/liability management. Total securities at June 30, 1996 were $45,851,000 compared to $39,399,000 at December 31, 1995.
Securities as percent of total assets were 26.05% at June 30, 1996 compared to 23.47% at December 31, 1995. The increase in securities is a result of limited loan growth, good deposit growth and increased yields offered on low risk investments.

     The securities portfolio consists of two components, securities held to maturity and securities available for sale. Securities are classified as held to maturity when management has the intent and the Company has the ability at the time of purchase to hold the securities to maturity. Held to maturity securities are carried at cost, adjusted for amortization of premiums and accretion of discounts. Securities to be held for indefinite periods of time are classified as available for sale and accounted for at market value. Securities available for sale include securities that may be sold in response to changes in market interest rates, changes in the security's prepayment risk, increases in loan demand, general liquidity needs and other similar factors. The Company's recent purchases of all securities have generally been limited to securities of high credit quality with short to medium term maturities. Changes within the year in market values are reflected as changes in stockholders' equity, net of the deferred tax effect. As of June 30, 1996, the cost of the securities available for sale exceeded their market value by $519,000 ($327,000 after tax considerations).

Page

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


Deposits

     The Company's main source of funds remains deposits received from individuals, governmental entities and businesses located within the Company's service area. Deposit accounts include demand deposits, savings, money market and certificates of deposit.

     Total deposits increased 4.99% between December 31, 1995 and June 30, 1996, primarily in the area of time deposit accounts. The cost of funds for the first six months of 1996 was 5.15% compared to 4.61% for the same period in 1995. The yields on demand and savings deposits declined moderately within the period while yields on time deposits increased. The majority of the Company's deposits are time deposits which are attractive to persons seeking high yields on their deposits but without the need for liquidity. The Company has not actively pursued deposits in excess of $100,000 due to the volatile nature of these relationships although it did see a substantial increase in large certificates in the early months of 1996.

Capital

     The Company seeks to maintain a strong capital base to expand facilities, promote public confidence, support current operations and grow at a manageable level. As of June 30, 1996, the Company's total risk based capital ratio was 20.33% which is far above the regulatory minimum of 8.0%. The ratio of total capital to total assets was 10.99% at June 30, 1996 which exceeds that of the Company's peers. Earnings have been satisfactory to allow an increase in dividends in 1996 over those levels experienced in 1995.

Liquidity

     Liquidity is the ability to meet present and future financial obligations through either the sale or maturity of existing assets or the acquisition of additional funds through liability management. Liquid assets include cash, interest bearing deposits with banks, federal funds sold, investments and loans maturing within one year. The Company's ability to obtain deposits and purchase funds at favorable rates determines its liquidity exposure. As a result of the Company's management of liquid assets and the ability to generate liquidity through liability funding, management believes that the Company maintains overall liquidity sufficient to satisfy its depositors' requirements and meet its customers' credit needs.

     Additional sources of liquidity available to the Company include, but are not limited to, loan repayments, the ability to obtain deposits through the adjustment of interest rates and the purchasing of federal funds. To further meet its liquidity needs, the Company also maintains lines of credit with correspondent financial institutions and the Federal Reserve Bank of Richmond. Both subsidiary banks have lines of credit with the Federal Home Loan Bank of Pittsburgh although utilization has been insignificant. In the past, growth in deposits and proceeds from the maturity of investment securities have been sufficient to fund the net increase in loans and investment securities.

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

     At June 30, 1996 the Company had a negative gap position. This liability sensitive position typically produces an unfavorable contribution to earnings during a period of increasing rates. Even though the spread on earning assets compared to interest bearing liabilities declined in the first six months of 1996, increases in the volume of earning assets provided an increase in overall interest income.

     With the largest amount of interest sensitive assets and liabilities repricing within three years, the Company monitors these areas very closely. Early withdrawal of deposits, prepayments of loans and loan delinquencies are some of the factors that could affect actual versus expected cash flows. In addition, changes in rates on interest sensitive assets and liabilities may not be equal, which could result in a change in net interest margin. While the Company does not match each of its interest sensitive assets against specific interest sensitive liabilities, it does monitor closely the maturities of loans, investments and time deposits to limit interest rate risk and the financial effect of market rate changes.

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

Page
Table 1

                                     HIGHLANDS BANKSHARES, INC.
                                    NET INTEREST MARGIN ANALYSIS
                                    (Dollar Amounts in Thousands)
                                      Six Months Ended                     Six Months Ended
                                        June 30, 1996                        June 30, 1995

                               Average     Income/     Rates        Average     Income/     Rates
                               Balance     Expense                  Balance     Expense

Rate Related Income
  Loans
    Commercial                $ 21,565    $  1,009      9.36%      $ 19,426    $    860      8.85%
    Consumer                    25,109       1,432     11.41%        23,067       1,264     10.96%
    Real estate                 67,195       2,982      8.88%        63,423       2,716      8.57%

  Total                        113,869       5,423      9.52%       105,916       4,840      9.14%

  Federal funds sold             6,642         176      5.30%         5,859         171      5.84%
  Interest bearing deposits        937          26      5.55%           443          14      6.32%
  Investments
    Taxable                     38,504       1,188      6.17%        33,839         997      5.89%
    Tax exempt 1                 4,180         175      8.37%         3,415         142      8.32%

  Total Earning Assets 1       164,132       6,988      8.52%       149,472       6,164      8.25%

Interest Expense
  Demand deposits               27,059         390      2.88%        28,501         441      3.09%
  Savings                       17,426         308      3.53%        16,862         314      3.72%
  Time deposits                 91,781       2,814      6.13%        78,698       2,105      5.35%
  Other borrowed money             152           4      5.26%                                 .00%

  Total Interest Bearing
    Liabilities                136,418       3,516      5.15%       124,061       2,860      4.61%

  Net Interest Margin                     $  3,472                             $  3,304


  Net Yield on Interest Earning
    Assets 1                                            4.23%                                4.42%
<F1>
1 On a taxable equivalent basis based on a tax rate of 34%.


Page
Table I (Continued)

                                     HIGHLANDS BANKSHARES, INC.
                                    NET INTEREST MARGIN ANALYSIS
                                    (Dollar Amounts in Thousands)
                                     Three Months Ended                   Three Months Ended
                                        June 30, 1996                        June 30, 1995

                               Average     Income/     Rates        Average     Income/     Rates
                               Balance     Expense                  Balance     Expense

Rate Related Income
  Loans
    Commercial                $ 21,904    $    512      9.34%      $ 19,286    $    433      8.98%
    Consumer                    25,740         735     11.42%        23,386         651     11.13%
    Real estate                 66,963       1,491      8.91%        64,944       1,408      8.67%

  Total                        114,607       2,738      9.56%       107,616       2,492      9.26%

  Federal funds sold             6,606          87      5.27%         6,694         100      5.98%
  Interest bearing deposits        906          13      5.74%           488           9      7.38%
  Investments
    Taxable                     40,535         633      6.25%        33,271         502      6.04%
    Tax exempt 1                 4,162          86      8.27%         3,275          70      8.55%

  Total Earning Assets 1       166,816       3,557      8.53%       151,344       3,173      8.39%

Interest Expense
  Demand deposits               27,008         192      2.84%        26,876         209      3.11%
  Savings                       17,772         155      3.49%        16,349         151      3.69%
  Time deposits                 93,341       1,416      6.07%        82,178       1,188      5.78%
  Other borrowed money             150           2      5.33%                                 .00%

  Total Interest Bearing
    Liabilities                138,271       1,765      5.11%       125,403       1,548      4.94%

  Net Interest Margin                     $  1,792                             $  1,625

Net Yield on Interest Earning
  Assets 1                                              4.29%                                4.29%
<F2>
1 On a taxable equivalent basis based on a tax rate of 34%.


Page
TABLE II

                                      HIGHLANDS BANKSHARES, INC.
                                 INTEREST RATE SENSITIVITY ANALYSIS
                                            JUNE 30, 1996
                                      (In Thousands of Dollars)

                         1 - 90      91 - 365      1 to 3       3 to 5      More than
                          Days         Days         Years        Years       5 Years       Total


EARNINGS ASSETS

  Loans                $  15,917    $  32,542    $  46,664    $   7,470    $  12,316    $ 114,909
  Fed funds sold           6,720                                                            6,720
  Securities               5,671        5,842       14,551        9,125       10,662       45,851
  Time deposits in
    other banks              417          200          300                                    917

  Total                   28,725       38,584       61,515       16,595       22,978      168,397


INTEREST BEARING LIABILITIES

  Transaction accounts    13,804                                                           13,804
  Money market savings    13,067                                                           13,067
  Savings accounts        18,411                                                           18,411
  Time deposits more
    than $100,000            911       11,548        5,210        1,757          310       19,736
  Time deposits less
    than $100,000         13,374       36,104       19,838        5,273                    74,589
  Other borrowed money        78           13           24           36           64          215

  Total                   59,645       47,665       25,072        7,066          374      139,822

Discrete interest
  sensitivity GAP        (30,920)      (9,081)      36,443        9,529       22,604       28,575

Cumulative interest
  sensitivity GAP        (30,920)     (40,001)      (3,558)       5,971       28,575

Ratio of cumulative
  interest sensitive
  assets to cumulative
  interest sensitive
  liabilities              48.16%       62.72%       97.31%      104.28%      120.43%
<F3>
Assumes all transaction, money market and savings deposit accounts reprice within 90 days.


Page

Part II   Other Information


Item 1.   Legal Proceedings -                Not Applicable

Item 2.   Changes in Securities -            Not Applicable

Item 3.   Defaults Upon Senior Securities -  Not Applicable

Item 4.   Submission of Matters to a Vote
          of Security Holders -              On April 9, 1996, the
                                             stockholders held their annual
                                             meeting.  The following item
                                             was approved by the
                                             shareholders by the required
                                             majority:

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

                                                  27      Financial Data
                                                          Schedule attached

                                                  (b)     Reports on Form
                                                          8-K filed during
                                                          the six months
                                                          ended June 30,
                                                          1996.

                                                          None

Page

                               EXHIBIT INDEX



Exhibit
 Index                                                          Page Number

  27      Financial Data Schedule for the quarter ending
          June 30, 1996                                              20

Page

                                 Signature

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        HIGHLANDS BANKSHARES, INC.



                                        LESLIE A. BARR
                                        Leslie A. Barr
                                        President


                                        JOHN A. VANMETER
                                        John A. VanMeter
                                        Chairman





Date