Form 10QSB
period 1996-09-30
HIGHLANDS BANKSHARES INC /WV/
filed 1996-11-14
CIK 756862

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C. 20549

                                FORM 10-QSB



                 Quarterly Report Under Section 13 or 15(d)
                   of the Securities Exchange Act of 1934


For the quarter ended                        Commission File No.  0-16761
  September 30, 1996

                         HIGHLANDS BANKSHARES, INC.


         West Virginia                                       55-0650793
(State or Other Jurisdiction of                           (I.R.S. Employer
 Incorporation or Organization)                         Identification No.)


                               P. O. Box 929
                      Petersburg, West Virginia  26847

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

         Class                           Outstanding at September 30, 1996
Common Stock, par value - $5                     514,066 shares


                         HIGHLANDS BANKSHARES, INC.


                                   INDEX

                                                                      Page

PART I    FINANCIAL INFORMATION                                         2

Item 1.   Financial Statements

          Consolidated Statements of Income - Nine Months Ended
          September 30, 1996 and 1995                                   2

          Consolidated Statements of Income - Three Months Ended
          September 30, 1996 and 1995                                   3

          Consolidated Balance Sheets - September 30, 1996 and
          December 31, 1995                                             4

          Consolidated Statements of Cash Flows - Nine Months Ended
          September 30, 1996 and 1995                                   5

          Consolidated Statements of Changes in Stockholders' Equity -
          Nine Months Ended September 30, 1996 and 1995                 6

          Notes to Consolidated Financial Statements                    7


Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations                 9


PART II   OTHER INFORMATION                                            19

Item 1.   Legal Proceedings                                            19

Item 2.   Changes in Securities                                        19

Item 3.   Defaults upon Senior Securities                              19

Item 4.   Submission of Matters to a Vote of Security Holders          19

Item 5.   Other Information                                            19

Item 6.   Exhibit and Reports on Form 8K                               19


          SIGNATURES                                                   21

Part I Financial Information
Item 1 Financial Statements

                         HIGHLANDS BANKSHARES, INC.
                     CONSOLIDATED STATEMENTS OF INCOME
                         (In Thousands of Dollars)

                                                      Nine Months Ended
                                                         September 30,
                                                       1996         1995

Interest Income
  Interest and fees on loans                        $   8,240    $   7,446
  Interest on federal funds sold                          234          264
  Interest on time deposits                                38           19
  Interest and dividends on investment securities
    Taxable                                             1,856        1,509
    Nontaxable                                            170          139

  Total Interest Income                                10,538        9,377

Interest Expense
  Interest on time deposits over $100,000                 905          711
  Interest on other deposits                            4,397        3,806

  Total Interest on Deposits                            5,302        4,517
  Interest on borrowed money                                6

  Total Interest Expense                                5,308        4,517

Net Interest Income                                     5,230        4,860

Provision for Loan Losses                                 105           90

Net Interest Income after Loan Losses                   5,125        4,770

Noninterest Income
  Service charges                                         174          149
  Other                                                   272          263
  Investment security losses                               (2)          (8)

  Total Noninterest Income                                444          404

Noninterest Expense
  Salaries and employee benefits                        1,829        1,636
  Occupancy expense                                       189          135
  Equipment expense                                       261          139
  Data processing expense                                 286          273
  FDIC expense                                              4          146
  Other                                                   761          709

  Total Noninterest Expense                             3,330        3,038

Income before Income Taxes                              2,239        2,136

Provision for Income Taxes                                696          722

Net Income                                          $   1,543    $   1,414

Per Share Data

  Net Income                                        $    3.00    $    2.75

  Cash Dividends                                    $     .54    $     .48

Weighted Average Common Shares Outstanding            514,066      514,066

      The accompanying notes are an integral part of these statements.

                         HIGHLANDS BANKSHARES, INC.
                     CONSOLIDATED STATEMENTS OF INCOME
                         (In Thousands of Dollars)


                                                      Three Months Ended
                                                         September 30,
                                                       1996         1995

Interest Income
  Interest and fees on loans                        $   2,817   $    2,606
  Interest on federal funds sold                           58           93
  Interest on time deposits                                12            5
  Interest and dividends on investment securities
    Taxable                                               668          512
    Nontaxable                                             56           45

  Total Interest Income                                 3,611        3,261

Interest Expense
  Interest on time deposits over $100,000                 318          274
  Interest on other deposits                            1,472        1,383

  Total Interest on Deposits                            1,790        1,657
  Interest on borrowed money                                2

  Total Interest Expense                                1,792        1,657

Net Interest Income                                     1,819        1,604

Provision for Loan Losses                                  45           30

Net Interest Income after Loan Losses                   1,774        1,574

Noninterest Income
  Service charges                                          66           50
  Other income                                             95           74
  Investment security gains (losses)                        6           (5)

  Total Noninterest Income                                167          119

Noninterest Expense
  Salaries and employee benefits                          623          553
  Occupancy expense                                        83           40
  Equipment expense                                       125           55
  Data processing                                          98           93
  FDIC expense (refund)                                     1           (8)
  Other                                                   264          247

  Total Noninterest Expense                             1,194          980

Income before Income Taxes                                747          713

Provision for Income Taxes                                214          248

Net Income                                          $     533   $      465

Per Share Data

  Net Income                                        $    1.04   $      .90

  Cash Dividends                                    $     .18   $      .16

Weighted Average Common Shares Outstanding            514,066      514,066

      The accompanying notes are an integral part of these statements.

                         HIGHLANDS BANKSHARES, INC.
                        CONSOLIDATED BALANCE SHEETS
                         (In Thousands of Dollars)

                                                September 30, December 31,
                                                    1996          1995
   ASSETS

Cash and due from banks                           $   3,393    $   3,287
Federal funds sold                                    3,593        6,016
Time deposits in other banks                            929          995
Securities held to maturity (note 2)                 10,038        9,807
Securities available for sale (note 3)               34,213       29,040
Other investments                                       639          552
Loans, net of unearned interest (note 4)            119,936      113,935
  Less allowance for loan losses (note 5)            (1,265)      (1,319)

  Net Loans                                         118,671      112,616

Bank premises and equipment                           3,487        3,338
Construction in progress                                280
Interest receivable                                   1,478        1,303
Deferred income tax benefit                             420          242
Other assets                                            535          688

  Total Assets                                    $ 177,676    $ 167,884

    LIABILITIES

Deposits:
  Noninterest bearing
    Demand deposits                               $  15,396    $  14,134
  Interest bearing
    Money market and checking                        14,690       14,819
    Money market savings                             12,584       14,578
    Savings                                          17,894       16,989
    Time deposits over $100,000                      20,609       15,841
    All other time deposits                          75,102       71,352

  Total Deposits                                    156,275      147,713

Borrowed money                                          146          157
Accrued expenses and other liabilities                1,430        1,152

  Total Liabilities                                 157,851      149,022

  STOCKHOLDERS' EQUITY

Common stock ($5 par value, 1,000,000 shares
  authorized, 546,764 shares issued)                  2,734        2,734
Surplus                                               1,662        1,662
Retained earnings                                    16,214       14,949
Net unrealized gain (loss) on securities
  available for sale                                   (291)          11

                                                     20,319       19,356
Treasury stock (at cost, 32,698 shares)                (494)        (494)


  Total Stockholders' Equity                         19,825       18,862

  Total Liabilities and Stockholders' Equity      $ 177,676    $ 167,884

      The accompanying notes are an integral part of these statements.

                         HIGHLANDS BANKSHARES, INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (In Thousands of Dollars)

                                                       Nine Months Ended
                                                         September 30,
                                                       1996         1995

Cash Flows from Operating Activities:
  Net income                                        $   1,543    $   1,414
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Investment securities losses                          2            8
      Depreciation                                        166          115
      Net amortization                                     65          135
      Provision for loan losses                           105           90
      Increase in interest receivable                    (175)         (34)
      Decrease in other assets                            136           54
      Increase in accrued expenses                        278          266

  Net Cash Provided by Operating Activities             2,120        2,048

Cash Flows from Investing Activities:
  Proceeds from sale of securities
    available for sale                                  1,260
  Proceeds from maturities of securities
    available for sale                                 10,479       10,375
  Proceeds from maturities of securities
    held to maturity                                    1,977          886
  Net change in time deposits in other banks               73         (100)
  Purchase of securities available for sale           (19,124)      (8,435)
  Purchase of securities held to maturity                (620)      (1,502)
  Net change in loans to customers                     (6,160)      (8,051)
  Net change in federal funds sold                      2,423         (915)
  Purchase of property and equipment                     (315)        (279)
  Construction in progress payments                      (280)      (1,487)

  Net Cash Consumed by Investing Activities           (10,287)      (9,508)

Cash Flows from Financing Activities:
  Net increase in deposits                              8,562        7,582
  Other borrowed money                                    (11)         160
  Payment of dividends                                   (278)        (248)

  Net Cash Provided by Financing Activities             8,273        7,494

Net Increase in Cash and Cash Equivalents                 106           34

Cash and Cash Equivalents, Beginning of Period          3,287        3,327

Cash and Cash Equivalents, End of Period            $   3,393    $   3,361

Supplementary Disclosures:
  Cash paid for:
    Income taxes                                    $     698    $     760
    Interest expense                                    5,277        4,330

      The accompanying notes are an integral part of these statements.

                         HIGHLANDS BANKSHARES, INC.
         CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                         (In Thousands of Dollars)


                                                       Nine Months Ended
                                                         September 30,
                                                       1996         1995

Balance, beginning of period                        $  18,862    $  16,776

Net income for period                                   1,543        1,414
Cash dividends                                           (278)        (248)
Change in unrealized gain (loss) on securities
  available for sale                                     (302)         577

Balance, end of period                              $  19,825    $  18,519


      The accompanying notes are an integral part of these statements.

                         HIGHLANDS BANKSHARES, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1     ACCOUNTING PRINCIPLES:

               The consolidated financial statements conform to generally accepted accounting principles and to general industry practices. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 1996, and the results of operations for the nine and three month periods ended September 30, 1996 and 1995. The notes included herein should be read in conjunction with the notes to financial statements included in the 1995 annual report to stockholders of Highlands Bankshares, Inc.


NOTE 2     SECURITIES HELD TO MATURITY:

               The amortized cost and market value of securities held to maturity as of September 30, 1996 and December 31, 1995, are as follows:

                                             1996               1995
                                      Amortized Market   Amortized Market
                                        Cost     Value     Cost     Value

          US Treasury securities
            and obligations of
            US Government
            corporations
            and agencies               $ 5,818  $ 5,832   $ 5,743  $ 5,836
          Obligations of states
            and political
            subdivisions                 4,220    4,202     4,064    4,144

            Total                      $10,038  $10,034   $ 9,807  $ 9,980


NOTE 3    SECURITIES AVAILABLE FOR SALE:

            The amortized cost and market value of securities available for sale as of September 30, 1996 and December 31, 1995, are as follows:

                                             1996               1995
                                      Amortized Market   Amortized Market
                                        Cost     Value     Cost     Value

          US Treasury securities
            and obligations
            of US Government
            corporations and
            agencies                   $33,268  $33,047   $27,405  $27,633
          Obligations of states


            and political
            subdivisions                                      200      200
          Other investments              1,408    1,166     1,417    1,207

            Total                      $34,676  $34,213   $29,022  $29,040

                         HIGHLANDS BANKSHARES, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4     LOANS OUTSTANDING:

               A summary of loans outstanding as of September 30, 1996 and December 31, 1995, is as follows:

                                                       1996         1995

          Commercial                                $  23,104    $  20,749
          Real estate  - construction                   1,769        2,622
                       - mortgages                     68,533       65,971
          Consumer installment                         28,721       26,740

            Total                                     122,127      116,082
          Unearned interest                            (2,191)      (2,147)

            Net loans outstanding                   $ 119,936    $ 113,935


NOTE 5     ALLOWANCE FOR LOAN LOSSES:

               A summary of transactions in the allowance for loan losses for the nine months ended September 30, 1996 and 1995, follows:

                                                       1996         1995

          Balance, beginning of period              $   1,319    $   1,454
          Provisions charged to operating expenses        105           90
          Loan recoveries                                 101          104
          Loan charge-offs                               (260)        (301)

          Balance, end of period                    $   1,265    $   1,347

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Overview

     Year to Date Operations

     The Company's nine month income of $1,543,000 represents a 9.12% increase in total earnings and earnings per share compared to 1995 operations. Earnings represented an annualized return on equity of 10.64% for the first nine months of 1996 compared to 10.68% for the same period in 1995. The annualized return on average assets was 1.19% in the first nine months of 1996 compared with 1.20% in the first nine months of 1995.

     The tax equivalent net interest income increased by $390,000 in 1996 to $5,322,000. A 9.67% increase in the level of net earning assets and a stable spread in the returns on earning assets and rates paid on deposits were responsible for the increase. The higher level of earning assets was funded primarily by increases in the level of time deposits.

     The provision for loan losses increased from $90,000 to $105,000 due primarily to increases in the level of loans outstanding. Noninterest income increased 9.90% due primarily to increases in service charges. Noninterest expenses increased 9.61% due primarily to increases in personnel and occupancy expenses. Income taxes declined as a result of state income tax refunds received in the third quarter of 1996 for the years of 1992 to 1995. The refunds were the result of corrections of the amounts excludable by the state of West Virginia and totaled $45,000.

     Quarter Ending September 30 Operations

     Net income for the quarter ending September 30, 1996 increased 14.62% when compared to the prior year operations. Increases in the net interest margin after credit losses totaled 12.71% for 1996 while other income increased 40.34% from the prior year. Offsetting these earnings increases were increases in noninterest expenses of 21.84%. These increases reflect a charge to operations in the third quarter of 1996 of $75,000 for losses as the result of Hurricane Fran. Also the third quarter reflects a refund of state income and franchise taxes resulting from corrections of previous filings.

Net Interest Income

     Year to Date Operations

     The Company's net interest income on a tax equivalent basis was 4.28% ($5,322,000) in the first nine months of 1996 compared to 4.35% ($4,932,000) in the first nine months of 1995. The moderate increase was the result of a 9.67% increase in average earning assets and a relatively stable interest spread. Increased yields from loans of all types and a 7.15% increase in the level of average loans outstanding were responsible for the increase in income on loans. Rising market yields and a 17.65% increase in average taxable investments were responsible for the increased income on investments. Demand deposit and savings rates declined two basis points while the level of these deposits remained stable in the first nine months of the year. A 14.90% increase in the level of time deposits and a
 .50% increase in the rate paid on these deposits were responsible for an overall 25.26% increase in interest expense on time deposits in the first nine months of 1996.

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


Net Interest Income

     Year to Date Operations (Continued)

     The third quarter net interest margin improved slightly over the first two quarters of the year. This combination of rate and volume increases has provided the largest net interest income contribution in Company history. Management believes that a slight reduction in the cost of deposits and stable returns on earning assets should be seen in the next twelve months and this should allow for continued improvement in the net interest margins. The Company has traditionally paid a slightly higher rate on deposits than larger money center banks as a means of maintaining its core deposits. Should the Federal Reserve Bank take actions to raise interest rates in late 1996 or early 1997, management believes its asset/liability management policies are flexible enough to maintain an acceptable net interest margin during such periods.

     Quarter Ending September 30 Operations

     The Company's net interest income on a tax equivalent basis was 4.38% ($1,850,000) for the quarter ending September 30, 1996 compared to 4.22% ($1,628,000) for the same period in 1995. Increased income from loans was the result of increases in both volume and yields as market rates rose in early 1996. Increases in investment yields also contributed to an overall increase in the yield on earning assets. Interest rates paid on savings and demand deposits declined modestly while rates paid on time deposits was virtually unchanged. Assuming no dramatic changes in the Federal Reserve Bank's targets for interest rates, management believes it will maintain or increase the present level of the net interest margin into the foreseeable future.

     A complete yield analysis is shown as Table I on page 17.

Noninterest Income

     Year to Date Operations

     Noninterest income increased 9.90% on the strength of higher service charges on deposit accounts (an increase of 16.78% in income) and greater other fee income (an increase of 3.42%). The increase in service charges is the result of a rate change at one of the subsidiary institutions while the growth in assets is responsible for the increase in other income. Losses on the sale of securities was insignificant in both periods.

     Quarter Ending September 30 Operations

     Noninterest income increased 40.34% in 1996 as a result of higher service charge income, higher fees for other services and a small gain instead of a small loss on the sale of securities. Noninterest income has traditionally not been a major source of revenue for the Company but has been increasing lately with asset growth and changes in the rates charged for services.

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


Noninterest Expenses

     Year to Date Operations

     Overall, noninterest expenses rose 9.61% for the first nine months of 1996 when compared to the same period of 1995. Personnel expenses increased 11.80% due to merit and inflationary raises. Equipment, occupancy and data processing expenses increased 34.55% during the nine month period. Two significant occurrences affected the comparability of 1996 and 1995.
In 1995, it was determined that the Company had paid for duplicate billings of $28,000 for certain equipment maintenance contracts and the refund of this overbilling reduced expenses in 1995 by this amount. In September of 1996, the Company's Moorefield facilities were flooded as a result of Hurricane Fran and this resulted in uninsured losses totaling $75,000. Excluding these two unusual items, facility expenses increased by 14.96% as a result of new operating facilities and general asset growth. The FDIC insurance expense declined by 97.26% as the insurance fund reduced the cost of insurance coverage to virtually zero as of June 1, 1995. Other noninterest expenses increased by 7.33% as a result of overall asset growth and expanded customer services. Exclusive of nonrecurring items cited above, noninterest expenses rose 11.34% in 1996 compared to 1995. Management views these increases as acceptable in light of a 9.67% increase in average earning assets and the costs of expanding and modernizing its facilities in Petersburg and Moorefield.

     Quarter Ending September 30 Operations

     Overall, noninterest expenses increased 21.84% for the quarter ending September 30, 1996 compared to 1995. Exclusive of the flood losses cited earlier, noninterest expenses increased 14.18% in 1996 as the result of higher salaries and benefits, higher occupancy/equipment costs and general asset growth. Management believes that noninterest costs will continue to rise in future quarters as two new branches are opened to serve customers in Keyser and Baker, West Virginia. While these facilities should contribute to earnings growth in future periods, operating costs for these new facilities will cause total noninterest expenses to increase in the near future. Management will accept these higher costs in return for the long-term growth potential these locations provide.

Income Taxes

     Nine Months and Quarter Ended September 30

     In the third quarter of 1996, the Company received refunds of a portion of its state income taxes paid for the years of 1992-95. These total tax refunds totaled $45,000 and were the result of changes in the interpretation of the amounts excludable from taxation as defined under state law. Excluding these refunds which had the effect of reducing the current income tax expense, the effective tax rate for all periods was relatively unchanged.

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

     Loans outstanding increased $6,001,000 or 5.27% in the first nine months in 1996. The majority of this increase has occurred in the third quarter and reflects strong loan demand throughout the service area. Except for construction lending, all types of loans showed increases from the year end. The loan to deposit ratio was 76.75% at September 30, 1996 compared to 77.13% at December 31, 1995. Management believes this current level of lending activity will result in the greatest amount of earnings without undue credit risk. Loan demand is expected to remain satisfactory in the near future as economic conditions in the local area are stable and there are no reasons to believe there will be any changes in this within the next twelve month period.

Asset Quality and Risk Elements

     Nonperforming loans include nonaccrual loans, loans 90 days or more past due and restructured loans. Nonaccrual loans are loans on which interest accruals have been suspended or discontinued permanently. Restructured loans are loans on which the original interest rate or repayment terms have been changed due to financial hardship of the borrower. The loans on nonaccrual status at September 30, 1996, consist of real estate mortgages. The total of nonaccrual loans was $81,000 at September 30, 1996 compared to $95,000 at June 30, 1996, March 31, 1996 and December 31, 1995. Foregone interest on nonaccrual loans was insignificant in all periods reported.

     Real estate acquired through foreclosure was $145,000 at September 30, 1996 compared to $260,000 at December 31, 1995. All foreclosed property held at September 30, 1996 was in the Company's primary service area. The Company's practice is to value real estate acquired through foreclosure at the lower of (i) an independent current appraisal or market analysis less anticipated costs of disposal, or (ii) the existing loan balance. The Company is actively marketing all foreclosed real estate and does not anticipate material write-downs in value before disposition.

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


Asset Quality and Risk Elements (Continued)

     An inherent risk in the lending of money is that the borrower will not be able to repay the loan under the terms of the original agreement. The allowance for loan losses (see subsequent section) provides for this risk and is reviewed periodically for adequacy. This review also considers concentrations of loans in terms of geography, business type or level of risk. While lending is geographically diversified within the service area, the Company does have some concentration of loans in the area of agriculture (primarily poultry farming), timber and related industries. Management recognizes these concentrations and considers them when structuring its loan portfolio. As of September 30, 1996, management is not aware of any significant potential problem loans in which the debtor is currently meeting their obligations as stated in the loan agreement but which may change in future periods.

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

     The provision for credit losses and changes in the allowance for credit losses are shown below (in thousands of dollars).

                                        Quarter Ended    Nine Months Ended
                                        September 30,      September 30,
                                        1996     1995      1996     1995

     Balance, beginning of period     $ 1,305  $ 1,445    $ 1,319  $ 1,454
     Net charge-offs (recoveries)
       Charge-offs                        121      156        260      301
       Recoveries                         (36)     (28)      (101)    (104)

     Total net charge-offs *               85      128        159      197
     Provision for credit losses           45       30        105       90

       Balance, End of Period         $ 1,265  $ 1,347    $ 1,265  $ 1,347

   * Components of net charge-offs:
     Rest estate  - construction            6       (9)        (1)       8
                  - mortgages                       30         20       48
     Commercial                            39       63         44       96
     Installment                           40       44         96       45

     Total                            $    85  $   128    $   159  $   197

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


Allowance for Loan Losses (Continued)

     The allowance for credit losses of $1,265,000 at September 30, 1996, was down $40,000 from its level at June 30, 1996, and down $54,000 from December 31, 1995 levels. The allowance was equal to 1.05%, 1.14%, and 1.16% of total loans at September 30, 1996, June 30, 1996 and December 31, 1995, respectively. The Company believes that its allowance must be viewed in its entirety and, therefore, is available for potential credit losses in its entire portfolio, including loans, credit-related commitments and other financial instruments. In the opinion of management, the allowance, when taken as a whole, is adequate to absorb reasonably estimated credit losses inherent in the Company's portfolio.

     On January 1, 1995, the Company adopted SFAS 114, "Accounting by Creditors for Impairment of a Loan" as amended by SFAS 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosure." SFAS 114 requires the creation of a valuation allowance for impaired loans. Under SFAS 114, a loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the loan's contractual terms. At September 30, 1996, the Company had only an insignificant amount of loans that would be considered impaired under SFAS 114.

Securities

     The Company's securities portfolio serves numerous purposes. Portions of the portfolio may secure certain public and trust deposits. The remaining portions are held as investments or used to assist the Company in liquidity and asset/liability management. Total securities at September 30, 1996 were $44,890,000 compared to $39,399,000 at December 31, 1995.
Securities as percentage of total assets were 25.27% at September 30, 1996 compared to 23.47% at December 31, 1995. The increase in securities is a result of good deposit growth and increased yields offered on low risk investments.

     The securities portfolio consists of two components, securities held to maturity and securities available for sale. Securities are classified as held to maturity when management has the intent and the Company has the ability at the time of purchase to hold the securities to maturity. Held to maturity securities are carried at cost, adjusted for amortization of
premiums and accretion of discounts.   Securities to be held for indefinite
periods of time are classified as available for sale and accounted for at market value. Securities available for sale include securities that may be sold in response to changes in market interest rates, changes in the security's prepayment risk, increases in loan demand, general liquidity
needs and other similar factors.   Changes within the year in market values
are reflected as changes in stockholders' equity, net of the deferred tax effect. As of September 30, 1996, the cost of the securities available for sale exceeded their market value by $463,000 ($291,000 after tax considerations). The Company's recent purchases of all securities have generally been limited to securities of high credit quality with short to medium term maturities.

Deposits

     The Company's main source of funds remains deposits received from individuals, governmental entities and businesses located within the Company's service area. Deposit accounts include demand deposits, savings, money market and certificates of deposit.

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


Deposits (Continued)

     Total deposits increased 5.80% between December 31, 1995 and September 30, 1996, primarily in the area of time deposit accounts. The cost of funds for the first nine months of 1996 was 5.15% compared to 4.80% for the same period in 1995. The yields on demand and savings deposits declined modestly between the periods while yields on time deposits increased by 50 basis points. The majority of the Company's deposits are time deposits which are attractive to persons seeking high yields on their deposits but without the need for liquidity. The Company has not actively pursued deposits in excess of $100,000 due to the volatile nature of these relationships although it has seen a substantial increase in large certificates throughout 1996.

Capital

     The Company seeks to maintain a strong capital base to expand facilities, promote public confidence, support current operations and grow at a manageable level. As of September 30, 1996, the Company's total risk based capital ratio was 20.55% which is far above the regulatory minimum of 8.0%. The ratio of total capital to total assets was 11.16% at September 30, 1996 which exceeds that of the Company's peers. Earnings have been satisfactory to allow an increase in dividends in 1996 over those levels experienced in 1995.

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

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


Interest Rate Sensitivity (Continued)

     At September 30, 1996 the Company had a negative gap position. This liability sensitive position typically produces an unfavorable contribution to earnings during a period of increasing rates. Increases in the volume of earning assets and an increasing spread on amounts received and charged have provided an increase in overall interest income for the period.

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

   The Company's reported earnings results have been affected by inflation but isolating the effect is difficult. The different types of income and expense are affected in various ways. Interest rates are affected by inflation, but the timing and magnitude of the changes may not coincide with changes in the consumer price index. Management actively monitors interest rate sensitivity, as illustrated by the Gap Analysis (Table II, page 18) in order to minimize the effects of inflationary trends on interest rates. Other areas of noninterest expenses may be more directly affected by inflation.

Securities and Exchange Commission Web Site

   The Securities and Exchange Commission maintains a Web site that contains reports, proxy and information statements and other information regarding registrants that file electronically with the Commission, including Highlands Bankshares, Inc., and the address is (http://www.sec.gov).

<Page 17>
Table I

                                     HIGHLANDS BANKSHARES, INC.
                                    NET INTEREST MARGIN ANALYSIS
                                    (Dollar Amounts in Thousands)
                                      Nine Months Ended                    Nine Months Ended
                                     September 30, 1996                   September 30, 1995

                               Average     Income/                  Average     Income/
                               Balance     Expense    Rates         Balance     Expense    Rates

Rate Related Income
  Loans
    Commercial                $ 21,843    $  1,528     9.33%       $ 19,385    $  1,311     9.02%
    Consumer                    25,503       2,188    11.44%         23,448       1,944    11.05%
    Real Estate                 67,749       4,524     8.90%         64,577       4,191     8.65%

    Total                      115,095       8,240     9.54%        107,410       7,446     9.24%

  Federal funds sold             5,764         234     5.41%          6,110         264     5.76%
  Interest bearing deposits        927          38     5.47%            459          19     5.52%
  Investments
    Taxable                     39,747       1,856     6.23%         33,784       1,509     5.96%
    Tax exempt (1)               4,174         262     8.37%          3,337         211     8.43%

  Total Earning Assets (1)     165,707      10,630     8.55%        151,100       9,449     8.34%

Interest Expense
  Demand deposits               26,764         583     2.90%         27,791         648     3.11%
  Savings                       17,487         464     3.54%         16,687         472     3.77%
  Time deposits                 93,102       4,255     6.09%         81,032       3,397     5.59%
  Other borrowed money             150           6     5.33%

  Total Interest Bearing
    Liabilities                137,503       5,308     5.15%        125,510       4,517     4.80%

  Net Interest Margin                     $  5,322                             $  4,932

Net Yield on Interest
  Earning Assets (1)                                   4.28%                                4.35%


(1)  Yields are on a taxable equivalent basis using an assumed tax rate of 34%.


Table I (Continued)

                                      HIGHLANDS BANKSHARES, INC.
                                     NET INTEREST MARGIN ANALYSIS
                                    (Dollar Amounts in Thousands)
                                     Three Months Ended                   Three Months Ended
                                     September 30, 1996                   September 30, 1995

                               Average     Income/                  Average     Income/
                               Balance     Expense    Rates         Balance     Expense    Rates

Rate Related Income
  Loans
    Commercial                $ 22,399    $    519     9.27%       $ 19,303    $    451     9.35%
    Consumer                    26,291         756    11.50%         24,210         680    11.24%
    Real Estate                 68,857       1,542     8.96%         66,885       1,475     8.82%

    Total                      117,547       2,817     9.59%        110,398       2,606     9.44%

  Federal funds sold             4,008          58     5.79%          6,612          93     5.62%
  Interest bearing deposits        907          12     5.29%            491           5     4.07%
  Investments
    Taxable                     42,233         668     6.33%         33,674         512     6.08%
    Tax exempt (1)               4,162          87     8.36%          3,181          69     8.67%

  Total Earning Assets (1)     168,857       3,642     8.63%        154,356       3,285     8.51%

Interest Expense
  Demand deposits               26,174         193     2.95%         26,371         207     3.14%
  Savings                       17,609         156     3.54%         16,337         158     3.87%
  Time deposits                 95,744       1,441     6.02%         85,700       1,292     6.03%
  Other borrowed money             146           2     5.48%

  Total Interest Bearing
    Liabilities                139,673       1,792     5.13%        128,408       1,657     5.16%

  Net Interest Margin                     $  1,850                             $  1,628

Net Yield on Interest
  Earning Assets (1)                                   4.38%                                4.22%


(1)  Yields are on a taxable equivalent basis using an assumed tax rate of 34%.


TABLE II

                                      HIGHLANDS BANKSHARES, INC.
                                 INTEREST RATE SENSITIVITY ANALYSIS
                                         SEPTEMBER 30, 1996
                                      (In Thousands of Dollars)

                        1 - 90    91 - 365    1 to 3     3 to 5    More than
                         Days       Days       Years      Years     5 Years     Total

EARNINGS ASSETS

  Loans                $ 15,373   $ 33,616   $ 55,265   $ 10,618   $  5,064   $119,936
  Fed funds sold          3,593                                                  3,593
  Securities              4,732      4,805     17,837      8,989      8,527     44,890
  Time deposits in
    other banks             229        400        300                              929

  Total                  23,927     38,821     73,402     19,607     13,591    169,348

INTEREST BEARING LIABILITIES

  Transaction accounts   14,690                                                 14,690
  Money market
    accounts             12,584                                                 12,584
  Savings accounts       17,894                                                 17,894
  Time deposits more
    than $100,000         2,365     13,967      2,352      1,925                20,609
  Time deposits less
    than $100,000        13,807     42,720     12,600      5,975                75,102
  Other borrowed money        4         13         37         42         50        146

  Total                  61,344     56,700     14,989      7,942         50    141,025

Discrete interest
  sensitivity gap       (37,417)   (17,879)    58,413     11,665     13,541     28,323

Cumulative interest
  sensitivity gap       (37,417)   (55,296)     3,117     14,782     28,323

Ratio of cumulative
interest sensitive
assets to cumulative
interest sensitive
liabilities               39.00%     53.15%    102.34%    110.49%    120.08%

Assumes all transaction and money market deposit accounts reprice within 90 days.


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

               27      Financial Data Schedule attached

          (b) Reports on Form 8-K filed during the nine months ended September 30, 1996.

               None

                                  EXHIBIT INDEX


Exhibit
 Index                                                          Page Number

 27      Financial Data Schedule for the quarter ending
         September 30, 1996                                          22

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


Date   November 8, 1996