Form 10KSB
period 1996-12-31
HIGHLANDS BANKSHARES INC /WV/
filed 1997-03-27
CIK 756862

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C. 20549

                                FORM 10-KSB

      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                            EXCHANGE ACT OF 1934

For fiscal year ended December 31, 1996    Commission file number:  0-16761

                         Highlands Bankshares, Inc.
               (Exact name of registrant as specified in its charter)

         West Virginia                         55-0650743
   (State or other jurisdiction of                   (I.R.S. Employer
    incorporation or organization)                  Identification No.)

              P. O. Box 929, Petersburg, West Virginia  26847
                 (Address of principal executive offices) (Zip Code)

       Issuer's telephone number including area code:  (304) 257-4111

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

   Issuer's revenues for its most recent fiscal year:  $14,775,000

   State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: As of March 1, 1997 - most recent bid price $41.00 most recent ask price $44.00

   State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of March 1, 1997 - 514,066

                    DOCUMENTS INCORPORATED BY REFERENCE:

   Proxy Statement of Highlands Bankshares, Inc. filed via Form DEF 14A on March 17, 1997.


                         LOCATION OF EXHIBIT INDEX

   The index of exhibits is contained in Part IV herein on page 44.

   TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT  YES         NO   X

                             FORM 10-KSB INDEX


                                                                    Page
Part I

Item  1.  Description of Business                                     3
             General
             Services Offered by the Banks
             Employees
             Competition
             Regulation and Supervision

Item  2.  Description of Properties                                   4

Item  3.  Legal Proceedings                                           5

Item  4.  Results of Votes of Security Holders                        5


Part II

Item  5.  Market for Registrant's Common Equity and
             Related Stockholder Matters                              5

Item  6.  Management's Discussion and Analysis of Financial
             Condition and Results of Operation                       6

Item  7.  Financial Statements                                       22

Item  8.  Changes in and Disagreement with Accountants on
             Accounting and Financial Disclosure                     44


Part III

Item  9.  Directors and Executive Officers                           44

Item 10.  Executive Compensation                                     44

Item 11.  Security Ownership of Certain Beneficial
             Owners and Management                                   44

Item 12.  Certain Relationships and Related Transactions             44


Part IV

Item 13.  Exhibits and Reports on Form 8-K                           44

Signatures                                                           46

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

     Employees

     As of December 31, 1996, The Grant County Bank had 44 full time equivalent employees and Capon Valley Bank had 33 full time equivalent employees. No person is employed by Highlands or HBI Life on a full time basis.

     Competition

     The banks' primary trade area is generally defined as Grant County, Hardy County, Mineral County and the northern part of Pendleton County. This area includes the cities of Petersburg, Moorefield and Keyser and several rural towns. The banks compete with three state chartered banks and two national banks. No financial institution has been chartered in the area within the last five years although branches of state and nationally chartered banks have located in this area within this time period. Competition for new loans and deposits in the banks' service area is quite intense and all competition has been forced to pay rates on deposits which exceed the national averages.

     The banks' secondary trade area includes portions of Hampshire County in West Virginia and Frederick County in Virginia. In addition, the banks compete with money market mutual funds and investment brokerage firms for deposits in their service area.

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

     The operations of the banks are subject to federal and state statutes which apply to state chartered banks. Bank operations are also subject to the regulations of the Federal Deposit Insurance Corporation (the "FDIC"), which insures the banks' deposits. In addition, the Capon Valley Bank is a member of the Federal Reserve Bank System and is subject to the regulations of the Federal Reserve Bank Board.

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

Item 2.   Description of Properties

     The Grant County Bank's main office is located on Main Street in Petersburg, West Virginia. In September 1995, the Bank completed its modernization of the existing facility which included an additional 6,000 square feet of operating space and new, state-of-the-art drive-up facilities. An automatic teller machine has been added to allow customers greater flexibility in their banking transactions. The Bank recently opened a full service branch in Mineral County to serve the Keyser area. This facility is owned by the Bank and features state-of-the-art drive-up facilities and an automatic teller machine. The Bank also has a branch in Riverton, West Virginia which provides banking services in northwest Pendleton County. The Riverton branch building has an annual lease while the main and Keyser office facilities are owned by the Bank.

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


Item 4.   Results of Votes of Security Holders

      Highlands has not submitted any matters to the vote of security holders for the quarter ending December 31, 1996.


Part II

Item 5.   Market for Registrant's Common Equity and Related Stockholder
          Matters

     The Company had approximately 840 stockholders of record as of March 1, 1997. The Company's stock is not traded on any national or regional stock exchange although brokers in Cumberland, Maryland, Winchester and Harrisonburg, Virginia may occasionally initiate or be a participant in a trade. Terms of an exchange between individual parties may not be known to the Company. The following outlines the dividends paid and market prices of the Company's stock based on prices disclosed to management. Such prices may not include retail mark-ups, mark-downs or commissions.

                              Dividends             Market Price Range
         1996                 Per Share           High              Low

       First Quarter            $ .18           $ 39.88           $ 38.00
       Second Quarter             .18             40.50             38.00
       Third Quarter              .18             40.50             39.00
       Fourth Quarter             .40             42.00             40.50

         1995

       First Quarter            $ .16           $ 40.25           $ 39.00
       Second Quarter             .16             40.00             39.50
       Third Quarter              .16             41.25             37.00
       Fourth Quarter             .35             41.00             38.50

         1994

       First Quarter            $ .14           $ 34.00           $ 28.50
       Second Quarter             .14             34.00             34.00
       Third Quarter              .14             39.63             33.00
       Fourth Quarter             .30             39.88             37.50

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

     The net income of the Company increased 8.67% in 1996 compared to 1995 operations. Increased levels of loans outstanding (funded by equivalent increases in deposits) were primarily responsible for the increase. The increases of nine percent in average earning assets and eight percent in average deposits is reflective of a good local economy and expanding branch locations. The new Keyser facility was open only a month in 1996 but has already garnered loans and deposits exceeding expectations. Year end stockholders equity increased 7.25% over 1995 year end amounts as a result of retained earnings from operations. The following outlines returns on equity and average assets for the period 1994 - 1996:

                                         1996       1995        1994

          Return on average equity       9.99%      10.15%      11.05%
          Return on average assets       1.15%       1.16%       1.22%

     A complete five year summary of operations appears as Table I on page
18.

     The Company's yield on loans increased to 9.52% in 1996 from 9.30% in 1995. The increase was the result of slight increases in market conditions (primarily in the first part of the year) and a steady loan demand. The increase of 7.55% in average loans outstanding for 1996 follows an increase of 7.31% in 1995 and is reflective of controlled growth in lending without incurring undue risk. Management believes loan growth will continue in 1997 as Grant's new location in Keyser and Capon's new branch in Baker are expected to generate loans in these service areas. Additionally, general economic conditions are expected to remain stable in the service areas.
The Company showed a 76.15% average loan/average deposit ratio for 1996 which is down slightly from the prior year's figure of 77.35%. This statistic is still well above the Company's peer group levels and demonstrates the ability of the Company to serve the local community.

Net Interest Margin

     1996 compared to 1995

     The Company's net interest margin on a tax equivalent basis was $7,209,000 for 1996, an increase of 8.39% over amounts for 1995. Increases in rates on earning assets (15 basis points higher) were offset by higher rates paid on certificates of deposit (39 basis points higher). Greater earnings were the result of volume increases, mostly in the area of loan growth. Rates on contracts entered into in 1995 are primarily responsible for the above average cost of funds. Rates paid on recent certificates of deposit have been lower as the rates paid on deposits in the local community have declined to rates more in line with state and national averages. The above average cost of funds should begin to decline in late 1997 as older certificates mature and are replaced with rates more reflective of current market conditions.

     The deposit growth of 9.25% in 1996 provided funding for loan and security growth. The deposit growth, lower levels of federal funds sold and lower interest bearing deposits in other banks provided the funding for a 18.30% increase in average investment securities. Tax equivalent yields increased on an overall basis by 15 basis points as lower yielding investments matured and were reinvested at higher rates. The majority of the Company's investments are categorized as available for sale. Management's investment philosophy has been to invest in only high quality investments and to keep maturities relatively short. Excluding mortgage backed securities (which amortize over the obligation's life), eighty percent of all fixed rate securities will mature within the next five years.

     Federal funds sold declined in 1996 as rates declined by 31 basis points. Federal Reserve monetary policy dictates the yields of federal funds sold and 1996 saw only limited changes in their policies. Federal funds sold generally comprise three to five percent of average earning assets and are used to provide short-term liquidity in the asset/liability management.

     Interest bearing deposits increased 8.46% in 1996, mainly in the areas of time deposits. The rate declines for demand and savings accounts continued with a 21 and 31 basis point decline, respectively. Rates on time deposits increased 39 basis points and reflects high rates paid on new certificates issued in 1995. The overall cost of deposits increased by 26 basis points which was slightly higher than the increase in the overall yield on earning assets of 15 basis points. The higher level of earning assets than interest bearing liabilities tempers this slight difference in rates earned and paid. The results were a net interest margin of 4.32% for 1996 which is quite near the 1995 margin of 4.34%.

     1995 compared to 1994

     The Company's net interest margin on a tax equivalent basis was $6,651,000 for 1995, a decline of 1.63% when compared to 1994 results. Increases in the rates paid on deposits were the result of an intensive campaign to retain existing customers and attract new certificates of deposit within the local service area. The Company's yield on loans of 9.30% was an increase over 1994 operations of 9.12%. An increase of 7.31% in average loans outstanding was the major factor in the 9.56% growth in loan interest income. Loan growth was constant throughout the year as the local economy was able to support a good loan demand.

     The Company's average investments in securities declined 10.93% in 1995 over 1994 levels of investment. A higher return on investments (6.26% in 1995 compared to 5.67% in 1994) was the result of investment decisions made in 1994 and early 1995 when market rates were substantially higher. Yields on federal funds increased substantially due to changes desired by the Federal Reserve as part of its monetary policy.

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

Provision and Allowance for Loan Losses

     The Company's allowance for loan losses (the allowance against which future losses will be charged) declined $62,000 at December 31, 1996 compared to December 31, 1995 balances. At December 31, 1996, the allowance as a percentage of loans outstanding totaled 1.01% compared to 1.16% at December 31, 1995 and 1.37% at December 31, 1994. The Company had net charge-offs of $197,000 in 1996 compared to $255,000 in 1995 and $520,000 in 1994. The provision for loan losses of $135,000 for 1996 was a slight increase over 1995's provision of $120,000 but substantially less than the 1994 provision of $240,000.

     The improvement in the status of loans 90 days or more delinquent and improvements in net charge-offs are the primary reasons that a lower allowance for loan losses is warranted as of December 31, 1996. Management does not anticipate substantial changes in the allowance in the near future as the quality of the current loan portfolio is quite good and the quality of the new loan applications is also very good. See page 9 for a listing of loans by type and pages 11 and 12 for an analysis of the activity in the allowance and the composition of the allowance at each year end.

Noninterest Income

     1996 compared to 1995

     Service charge income increased 23.50% in 1996 compared to 1995 due to increases in the levels of deposits and a full year of operating under a new fee structure implemented in 1995. The new fee structure allows the Company to be competitive with other institutions yet still lower its operating costs for these services. Insurance commission income was virtually unchanged ($162,000 in 1996 compared to $160,000 in 1995) and has been steady for the last three years. Other operating income declined 8.10%, the result of a bond loss recovery of $40,000 recognized in 1995 that was not repeated in 1996. Losses on security transactions increased by $20,000 as the Company disposed of some underperforming investments to reinvest the proceeds in higher yield obligations.

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

Noninterest Expenses

     1996 compared to 1995

     Noninterest expenses rose 9.03% in 1996 when compared with 1995 operations. Salaries and benefits rose 11.99% due to merit and inflationary raises, changes in the employees' benefit packages and an increase in the number of full time equivalent employees. Part of the increase was due to salaries paid new employees for the Keyser branch during their training period. Occupancy and equipment expenses rose 43.67% in 1996 as the Company incurred additional costs in the expansion of facilities at Petersburg and Moorefield. In addition, the Moorefield facility suffered flood damages in September of 1996 which was responsible for about forty percent of the 1996 increase. FDIC insurance expenses declined to almost zero in 1996 as insurance rates were virtually eliminated in the second half of 1995. Data processing expense rose 5.61% due to expanded volume and rate increases. Other noninterest expense increased 6.45% due to inflation and asset growth. The overall noninterest expense as a percentage of average assets was 2.61% for 1996 which is approximately the same as in prior years.

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

Financial Condition

     Loan Portfolio

     The Company is an active residential mortgage and construction lender and generally extends commercial loans to small and medium sized businesses within its primary service area. The Company's commercial lending activity extends across its primary service areas of Grant, Hardy, Hampshire, Mineral and northern Pendleton counties. Consistent with its focus on providing community-based financial services, the Company does not attempt to diversify its loan portfolio geographically by making significant amounts of loans to borrowers outside of its primary service area.

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

     Loans outstanding at December 31, 1996 increased 9.36% from amounts outstanding at December 31, 1995. The increase was spread evenly over all types of lending and was not concentrated in any one geographical or business sector. The loan to deposit ratio of 79.30% at December 31, 1996 was an increase over the level of 77.13% at December 31, 1995 and 76.75% at December 31, 1994.

     The following table summarizes the Company's loan portfolio, net of unearned income:

                                                 At December 31,
                                          1996        1995        1994
                                             (Dollars in Thousands)
     Real Estate:
       Mortgage                         $   70,829  $  65,971   $  60,783
       Construction                          2,158      2,622       1,182
     Commercial                             25,104     20,749      19,462
     Installment                            28,693     26,740      24,727

                                           126,784    116,082     106,154
     Less unearned discount                 (2,184)    (2,147)     (2,112)

                                           124,600    113,935     104,042
     Allowance for loan losses              (1,257)    (1,319)     (1,454)

       Loans, net                       $  123,343  $ 112,616   $ 102,588


     The following table shows the maturity of loans outstanding (in thousands of dollars) as of December 31, 1996, 1995 and 1994.

       Maturity Range                     1996        1995        1994


     Predetermined Rates:
       0 - 12 months                    $  45,402   $  57,049   $  32,729
       13 - 60 months                      68,879      49,973      62,496
       More than 60 months                 10,319       6,818       8,651
     Variable Rates
     Nonaccrual Loans                                      95         166

       Total Loans                      $ 124,600   $ 113,935   $ 104,042

     The following table shows the Company's loan maturity distribution (in thousands of dollars) as of December 31, 1996:

                                             Maturity Range
                              Less Than      1-5       Over
          Loan Type             1 Year      Years     5 Years      Total

     Commercial and
       Agricultural Loans    $  19,943   $   4,037   $   1,124   $  25,104
     Real Estate -
       mortgage                 17,414      48,550       7,853      73,817
     Real Estate -
       construction              2,158                               2,158
     Consumer - installment      5,121      16,942       1,459      23,522

       Total                 $  44,636   $  69,529   $  10,436   $ 124,601

     Loans with predetermined
       rates                 $  44,309   $  66,322   $  10,436   $ 121,067
     Loans with variable or
       adjustable rates          1,069       2,464                   3,533

       Total                 $  45,378   $  68,786   $  10,436   $ 124,600

     Nonperforming loans include nonaccrual loans, loans 90 days or more past due and restructured loans. Nonaccrual loans are loans on which interest accruals have been discontinued. Loans which reach nonaccrual status may not be restored to accrual status until all delinquent principal and interest has been paid or the loan becomes both well secured and in the process of collection. Restructured loans are loans with respect to which a borrower has been granted a concession on the interest rate or the original repayment terms because of financial difficulties. Loans classified for regulatory purposes as loss, doubtful, substandard, or special mention do not represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity, or capital resources, or represent material credits about which management is aware of any information which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

     Nonperforming loans are listed in the table below. The decrease in nonperforming loans reflects the increased efforts of management to reduce problem loans. Real estate acquired through foreclosure was $160,000 at December 31, 1996, $269,000 at December 31, 1995 and $296,000 at December 31, 1994. All foreclosed property held at December 31, 1996 was in the Company's primary service area. The Company's practice is to value real estate acquired through foreclosure at the lower of (i) an independent current appraisal or market analysis less anticipated costs of disposal, or
(ii) the existing loan balance. The Company is actively marketing all foreclosed real estate and does not anticipate material write-downs in value before disposition.

     Management has continued its efforts to reduce delinquencies through greater efforts in the early stages of the delinquency. The result has been a decline in all delinquent loans of 64.75% in 1996 over 1995 amounts. Management does not anticipate any material increase in nonperforming assets in 1997.

     The following table summarizes the nonperforming loans:

                                                   At December 31,
                                            1996        1995        1994
                                               (Dollars in Thousands)

     Loans accounted for on a
       nonaccrual basis                  $       0   $     95    $    166

     Loans contractually past due 90
       days or more as to interest
       or principal payments (not
       included in nonaccrual loans
       above)
         Commercial                             63        487         378
         Real estate                           208        479         486
         Installments                          110        115         187

       Total Delinquent Loans                  381      1,081       1,051

       Total Nonperforming Loans         $     381   $  1,176    $  1,217

     As of December 31, 1996, the Company did not have any potential problem loans as defined in Guide 3 that would require disclosure.

Allowance for Loan Losses

     Management has analyzed the potential risk of loss on the Company's loan portfolio given the loan balances and the value of the underlying collateral and has recognized losses where appropriate. Nonperforming loans are closely monitored on an ongoing basis as part of the Company's loan review process. Management reviews the loan loss allowance at the end of each quarter. Based primarily on the Company's loan classification system, which classifies problem credits as substandard, doubtful or loss, additional provisions for losses are made monthly. The ratio of the allowance for loan losses to total loans outstanding was 1.01% at December 31, 1996 compared to 1.16% at December 31, 1995 and 1.37% at December 31, 1994. At December 31, 1996, the ratio of the allowance for loan losses to nonperforming loans was 329.92% compared to 112.16% at December 31, 1995 and 119.47% at December 31, 1994.

     The following table summarizes changes in the allowance for loan losses:
                                              Year Ending December 31,
                                             1996       1995       1994
                                              (In Thousands of Dollars)

     Balance at beginning of period        $  1,319   $  1,454   $  1,734

     Loan Losses:
       Commercial and agricultural               92        129        394
       Real estate - mortgage                    59         95        131
       Installment loans to individuals         186        156        187

       Total loan losses                        337        380        712

     Recoveries:
       Commercial and agricultural                9         12         34
       Real estate - mortgage                    15         11         42
       Installment loans to individuals         116        102        116

       Total recoveries                         140        125        192

       Net loan losses                          197        255        520

     Additions charged to operations            135        120        240

     Balance at end of period              $  1,257   $  1,319   $  1,454

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

     The following table shows the balance and percentage of the Company's allowance for loan losses allocated to each major category of loans:


                                                    At December 31,
                              1996                       1995                       1994

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

     Commercial    $   314      25%     18%   $   325      25%      18%  $   429      30%      18%
     Real estate
       mortgage        440      35       59       463      35       60       507      35       60
     Installment       314      25       23       368      28       22       352      24       22
     Unallocated       189      15                163      12                166      11

                   $ 1,257      100%    100%  $ 1,319     100%     100%  $ 1,454     100%     100%

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

     Loan losses in 1996 were spread over all loan types with no individual loss constituting a significant portion of the total. In contrast to 1996 and 1995, 1994 had a single credit loss that was significant and tended to skew loss information for that year. Recoveries are quite unpredictable and 1996 showed a higher recovery rate than the prior year. The net credit losses of $197,000 were within management expectations and management does not believe credit losses will be a significant problem in the near future.

     The provision for loan losses totaled $135,000 for the year ended December 31, 1996, $120,000 for 1995 and $240,000 for 1994. In the opinion of management, the provision charged to operations over this three year period has been sufficient to absorb the net loan losses.

Securities

     The Company's securities portfolio serves several purposes. Portions of the portfolio are used to secure certain public and trust deposits. The remaining portfolio is held as investments or used to assist the Company in liquidity and asset liability management. During 1996, total securities increased to $42.3 million or 23.62% of total assets at December 31, 1996, while total securities were $39.4 million or 23.47% of total assets at December 31, 1995.

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

     With the adoption of Statement of Financial Accounting Standards No. 115 (SFAS No. 115) on January 1, 1994, the Company now segregates those securities available for sale from those held to maturity. These securities are valued at their market value with any difference in market value and amortized cost shown as an adjustment in stockholders' equity. Changes within the year in market values are reflected as changes in stockholders' equity, net of the deferred tax effect. As of December 31, 1996, the cost of the securities available for sale exceeded their market value by $240,000 ($151,200 after tax considerations).

     The following table summarizes the carrying value of the Company's securities at the dates indicated:

                                       Held to Maturity                  Available for Sale
                                        Carrying Value                     Carrying Value
                                         December 31,                       December 31,
                                  1996       1995       1994         1996       1995        1994
                                    (Dollars in Thousands)             (Dollars in Thousands)
     U.S. treasuries, agencies
       and corporations         $  4,200   $  5,107   $  5,349     $ 18,304   $ 14,312   $  21,555
     Obligations of states and
       political subdivisions      3,818      4,064      3,863                     200
     Mortgage-backed
       securities                    541        636        248       13,807     13,321       5,122

       Total Debt Securities       8,559      9,807      9,460       32,111     27,833      26,677

     Other securities                                                   946      1,207       1,322

       Total                    $  8,559   $  9,807   $  9,460     $ 33,057   $ 29,040   $  27,999


     The carrying amount and estimated market value of debt securities (in thousands of dollars) at December 31, 1996 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

     Securities Held to Maturity        Carrying      Market      Average
                                         Amount        Value       Yield

     Due in one year or less          $ 3,320,657   $ 3,339,584      6.37%
     Due after one year
       through five years               2,341,175     2,350,639      5.47
     Due after five years
       through ten years                1,670,607     1,654,335      5.06
     Due after ten years                  686,190       730,318      6.58
     Mortgage-backed securities           540,327       545,233      7.10

       Total                          $ 8,558,956   $ 8,620,109      5.91%


     Securities Available for Sale      Amortized     Market      Average
                                          Cost         Value       Yield

     Due in one year or less          $ 3,763,083   $ 3,780,709      6.88%
     Due after one year
       through five years              11,902,008    11,973,480      6.87
     Due after five years
       through ten years                2,605,281     2,550,106      7.06
     Mortgage-backed securities        13,890,315    13,806,852      6.51

       Total                          $32,160,687   $32,111,147      6.73%


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

     The average balance of interest bearing deposits increased by 8.46% in 1996 over average levels in 1995. The average rate paid on deposits increased to 5.15% in 1996 from 4.89% in 1995 and 4.15% in 1994. The majority of the Company's deposits are higher yielding time deposits as most of its customers are individuals who seek higher yields than savings accounts or don't wish to accept the risks of the stock market.

     The Company does not actively solicit large certificates of deposit (those more than $100,000) due to the unstable nature of these deposits. Increases in 1996 are the result of the higher than average rates offered by the Company. A summary of the maturity of large deposits is as follows:

                                                    December 31,
         Maturity Range                      1996       1995       1994
                                              (In Thousands of Dollars)

     Three months or less                  $  4,832   $  2,567   $  3,353
     Four to twelve months                   11,360      6,699      7,073
     One year to five years                   4,667      6,575      2,807

       Total                               $ 20,859   $ 15,841   $ 13,233

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

     The following table shows risk-based capital ratios and stockholders' equity to total assets:
                                              Regulatory   December 31,
                                                Minimum   1996      1995

     Capital Ratios
       Risk-based capital to risk-weighted assets
         Tier 1                                  4.00%    18.85%    19.02%
         Total                                   8.00%    18.82%    19.16%
       Stockholders' equity to total assets      3.00%    11.58%    11.72%

     The capital management function is an ongoing process. Central to this process is internal equity generation accomplished by earnings retention. During 1996, 1995 and 1994, total stockholders' equity increased by $1,367,000, $2,086,000 and $935,000, respectively, as a result of earnings retention and changes in the unrealized gains (losses) on securities available for sale. The return on average equity was 9.99% in 1996 compared to 10.15% for 1995 and 11.05% for 1994. Total cash dividends declared represent 24% of net income for 1996 compared to 23% of net income for 1995 and 20% for 1994. Book value per share was $39.35 at December 31, 1996 compared to $36.69 at December 31, 1995 and $32.63 at December 31, 1994.

     The Company's principal source of cash income is dividend payments from the Banks. Certain limitations exist under applicable law and regulation by regulatory agencies regarding dividend payments to a parent by its subsidiaries. As of December 31, 1996, the Banks had $2,692,000 of retained earnings available for distribution to the Company as dividends without prior regulatory approval.

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

     In the year ending December 31, 1996, cash and due from banks declined $91,000 as cash provided by operations and financing activities was slightly exceeded by cash used in investing activities. Cash provided by operations consists primarily of earnings from operations and noncash expenses such as the provision for loan losses, deferred income taxes and depreciation. The investing activities saw an increase in net loans of $10,700,000 and a net increase in securities of $3,000,000. New equipment and building expenditures totaled $1,500,000 for 1996. The decline in federal funds sold of $3,500,000 and increased deposits of $9,400,000 were the major sources of funding for loan and securities growth. The dividends paid of $500,000 is an increase of 13 percent over 1995 amounts.

     For the year end December 31, 1995, cash and equivalents declined $40,000 which was relatively insignificant. Net income plus depreciation, amortization, the provision for loan losses and deferred tax expenses were the major source of cash. Changes in other balance sheet accounts were insignificant. The cash generated by operations plus the increase in deposits of $12,100,000 were the primary sources of funds for increases in loans of $10,300,000 and federal funds sold of $1,400,000. Expansion of the Petersburg and Moorefield locations absorbed $1,800,000 for building and equipment and dividends paid to shareholders totaled $400,000 (an increase of 15% over the prior year). The balance of funds generated were invested in new securities for an increase totaling $1,100,000.

     The Company is not aware of any trends, events or uncertainties that will have or that are reasonably likely to have a material effect on the Company's liquidity, capital resources or operations. The Company is not aware of any proposals from any regulatory authority which, if implemented, would have such an effect.

     Interest Rate Sensitivity. In conjunction with maintaining a satisfactory level of liquidity, management must also control the degree of interest rate risk assumed on the balance sheet. Managing this risk involves regular monitoring of the interest sensitive assets relative to interest sensitive liabilities over specific time intervals.

     At December 31, 1996, the Company had a negative gap position. This liability sensitive position typically produces a favorable contribution to earnings during periods of decreasing rates and an unfavorable contribution to earnings during a period of increasing rates. Although the financial markets were in a relatively stable rate environment for 1996, certificates of deposit entered into in early 1995 caused an increase in overall interest expense. The Company expects a decline in the overall cost of money in 1997 unless market conditions change substantially.

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

     The majority of the Company's commercial and real estate loans are made with repricing frequencies of three months to three years. For this reason, 86% of all loans will reprice within three years of December 31, 1996. Installment loans generally have a fixed rate of interest but have limited amortization periods. These loans have an average life to maturity of less than two years. Management believes that its philosophy of generally requiring loan repricing within a three year period to be the most prudent approach to asset/liability management.

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

Securities and Exchange Commission WEB Site

     The Securities and Exchange Commission maintains a WEB site that contains reports, proxy and information statements and other information regarding registrants (including the Company) that file electronically with the Commission. That address is (http: //www.sec.gov)

TABLE I


                                       SUMMARY OF OPERATIONS
                                    (Dollar amounts in thousands)

                                      -- -- --- -- --YearsEnding December31, -- --- -- --- -
                                             (In Thousands Except for Share Amounts)
                                   1996          1995          1994          1993          1992

Total Interest Income           $  14,182     $  12,758     $  11,726     $  12,038     $  12,605
Total Interest Expense             (7,103)       (6,219)       (5,082)        5,360         6,483

Net Interest Income                 7,079         6,539         6,644         6,678         6,122
Provision for Loan Losses             135           120           240           390           780

Net Interest Income after
  Provision for Loan Losses         6,944         6,419         6,404         6,288         5,342
Other Income                          592           581           467           700           505
Other Expenses                      4,570         4,191         4,052         3,830         3,511

Income before Income Taxes          2,966         2,809         2,819         3,158         2,336
Income Tax Expense                    953           956           944         1,068           751

  Net Income                    $   2,013     $   1,853     $   1,875     $   2,090     $   1,585


Net Income Per Share            $    3.92     $    3.60     $    3.65     $    4.06     $    3.07
Dividends Per Share             $     .94     $     .83     $     .72     $     .63     $     .55

Total Assets at Year End        $ 178,847     $ 167,884     $ 153,361     $ 150,964     $ 146,371


Return on Average Assets             1.15%         1.16%         1.22%         1.40%         1.11%
Return on Average Equity             9.99%        10.15%        11.05%        13.93%        11.79%
Dividend Payout Ratio               24.00%        23.03%        19.74%        15.50%        17.94%
Year End Equity to Assets Ratio     11.31%        11.24%        10.94%        10.49%         9.70%


TABLE II


              NET INTEREST MARGIN AND AVERAGE BALANCE ANALYSIS
                       (Dollar amounts in thousands)


                                                     1996
                                                    Income/      Yield/
EARNING ASSETS                      Average         Expense       Rate

Loans 3                          $  116,864      $   11,135        9.52

Investment securities:
  Taxable 4                          40,270           2,491        6.19
  Nontaxable 1,4                      4,146             354        8.53

  Total Investment
    Securities                       44,416           2,845        6.41

Interest bearing deposits
  in banks                              898              48        5.35

Federal funds sold                    5,192             284        5.47

  Total Earning Assets              167,370          14,312        8.55

Allowance for loan losses            (1,288)
Nonearnings assets                    9,280

  Total Assets                   $  175,362

INTEREST-BEARING LIABILITIES

Deposits:
  Demand                         $   26,701      $      778        2.91
  Savings                            17,535             620        3.54
  Time deposits                      93,482           5,695        6.09
Other borrowed money                    148              10        6.75

  Total Interest Bearing
    Liabilities                     137,866           7,103        5.15

Noninterest bearing deposits         15,600
Other liabilities                     1,751

  Total Liabilities                 155,217

  Stockholders' Equity               20,145

  Total Liabilities and Equity   $  175,362

  Net Interest Earnings                          $    7,209

  Net Yield on Interest Earning Assets                             4.32%


1 Yields are computed on a taxable equivalent basis using a 37% income tax rate.
2 Average balances are based on daily balances.
3 Includes loans in nonaccrual status.
4 Average balances for securities available for sale are based on amortized carrying values and do not reflect changes in market values.

       19 (Continued
TABLE II (Continued)


              NET INTEREST MARGIN AND AVERAGE BALANCE ANALYSIS
                       (Dollar amounts in thousands)


                                                     1995
                                                    Income/      Yield/
EARNING ASSETS                      Average         Expense       Rate

Loans 3                          $  108,659      $   10,115        9.30

Investment securities:
  Taxable 4                          34,069           2,047        6.00
  Nontaxable 1,4                      3,475             302        8.69

  Total Investment
    Securities                       37,544           2,349        6.26

Interest bearing deposits
  in banks                              587              29        4.94

Federal funds sold                    6,524             377        5.78

  Total Earning Assets              153,314          12,870        8.40

Allowance for loan losses            (1,384)
Nonearnings assets                    7,986

  Total Assets                   $  159,916

Deposits:
  Demand                         $   27,913      $      870        3.12
  Savings                            16,674             642        3.85
  Time deposits                      82,477           4,704        5.70
Other borrowed money                     49               3        6.12

  Total Interest Bearing
    Liabilities                     127,113           6,219        4.89

Noninterest bearing deposits         13,356
Other liabilities                     1,187

  Total Liabilities                 141,656

  Stockholders' Equity               18,260

  Total Liabilities and Equity   $  159,916

  Net Interest Earnings                          $    6,651

                                                                   4.34%

1 Yields are computed on a taxable equivalent basis using a 37% income tax rate.
2 Average balances are based on daily balances.
3 Includes loans in nonaccrual status.
4 Average balances for securities available for sale are based on amortized carrying values and do not reflect changes in market values.

       19 (Continued)
TABLE II (Continued)


              NET INTEREST MARGIN AND AVERAGE BALANCE ANALYSIS
                       (Dollar amounts in thousands)


                                                     1994
                                                    Income/      Yield/
EARNING ASSETS                      Average         Expense       Rate

Loans 3                          $  101,253      $    9,232        9.12%

Investment securities:
  Taxable 4                          38,651           2,089        5.40
  Nontaxable 1,4                      3,854             319        8.27

  Total Investment
    Securities                       42,505           2,408        5.67

Interest bearing deposits
  in banks                              431              19        4.40

Federal funds sold                    4,339             184        4.24

  Total Earning Assets              148,528          11,843        7.97

Allowance for loan losses            (1,651)
Nonearnings assets                    6,988

  Total Assets                   $  153,865

Deposits:
  Demand                         $   29,871      $      942        3.15
  Savings                            17,374             640        3.68
  Time deposits                      75,190           3,500        4.65
Other borrowed money

  Total Interest Bearing
    Liabilities                     122,435           5,082        4.15

Noninterest bearing deposits         12,886
Other liabilities                     1,582

  Total Liabilities                 136,903

  Stockholders' Equity               16,962

  Total Liabilities and Equity   $  153,865

  Net Interest Earnings                          $    6,761

                                                                   4.57%

1 Yields are computed on a taxable equivalent basis using a 37% income tax rate.
2 Average balances are based on daily balances.
3 Includes loans in nonaccrual status.
4 Average balances for securities available for sale are based on amortized carrying values and do not reflect changes in market values.

TABLE III

                        EFFECT OF RATE-VOLUME CHANGES ON NET INTEREST INCOME
                                (On a fully taxable equivalent basis)
                                      (In thousands of dollars)

                              1996 Compared to 1995                   1995 Compared to 1994
                               Increase (Decrease)                      Increase (Decrease)

                           Due to Change in:     Total             Due to Change in:     Total
                          Average    Average   Increase           Average    Average   Increase
                          Volume      Rate    (Decrease)          Volume      Rate    (Decrease)

Interest Income:

  Loans 2                 $   763    $   257    $ 1,020           $   687    $   196    $   883

  Investment Securities:
   Taxable                    372         72        444              (231)       189        (42)
   Nontaxable                  58         (6)        52               (32)        15        (17)

  Total Investment
   Securities                 430         66        496              (263)       204        (59)

  Interest bearing deposits
   in banks                    15          4         19                 7          3         10
  Federal funds sold          (77)       (16)       (93)               93        100        193

  Total Interest Income     1,131        311      1,442               524        503      1,027

Interest Expense:

  Deposits:
   Demand                     (38)       (54)       (92)              (62)       (10)       (72)
   Savings                     33        (55)       (22)              (26)        28          2
   All other time
     deposits                 627        364        991               339        865      1,204
  Other borrowed money          6          1          7                 3                     3

  Total Interest Expense      628        256        884               254        883      1,137

  Net Interest Income     $   503    $    55    $   558           $   270    $  (380)   $  (110)
<F1>
1 Changes in volume are calculated based on difference in average balance multiplied by the prior year average rate.  Rate change differences are the difference in the volume changes and the actual dollar amount of interest income or expense changes.

2 Nonaccrual loans have been included in average asset balances.


TABLE IV

                                 INTEREST RATE SENSITIVITY ANALYSIS
                                      (In thousands of dollars)
                                          DECEMBER 31, 1996

                                                                             More than
                                                                              5 Years
                               1 - 90    91 - 365      1 to 3     3 to 5    orWithout
                                Days       Days         Years      Years     Maturity      Total
EARNINGS ASSETS

  Loans                      $  14,786   $  36,562   $  55,528   $   9,784   $   7,941   $ 124,601
  Fed funds sold                 2,494                                                       2,494
  Securities                     4,629       6,072      15,530       8,860       7,164      42,255
  Interest bearing time
    deposits                       134         400         300                                 834

  Total                         22,043      43,034      71,358      18,644      15,105     170,184

INTEREST BEARING LIABILITIES

  Transaction accounts          14,132                                                      14,132
  Money market accounts         12,975                                                      12,975
  Savings accounts              17,994                                                      17,994
  Time deposits more than
    $100,000                     4,832      11,360       2,853       1,814                  20,859
  Time deposits less than
    $100,000                    13,868      41,923      14,088       5,854                  75,733
  Other borrowed money               4          13          37          43          45         142

  Total                         63,805      53,296      16,978       7,711          45     141,835

Discrete interest
  sensitivity GAP              (41,762)    (10,262)     54,380      10,933      15,060      28,349

Cumulative interest
  sensitivity GAP              (41,762)    (52,024)      2,356      13,289      28,349

Ratio of cumulative
  interest sensitive
  assets to cumulative
  interest sensitive
  liabilities                    34.55%      55.57%     101.76%     109.37%     120.00%

Assumes all transaction, money market and savings deposit accounts reprice within 90 days.

Item 7.   Financial Statements



                       Index to Financial Statements


                                                                    Page

Consolidated Balance Sheets as of December 31, 1996 and 1995         23

Consolidated Statements of Income for the Years Ended
   December 31, 1996, 1995 and 1994                                  24

Consolidated Statements of Changes in Stockholders' Equity for
   the Years Ended December 31, 1996, 1995 and 1994                  25

Consolidated Statements of Cash Flows for the Years Ended
   December 31, 1996, 1995 and 1994                                  26

Notes to Consolidated Financial Statements                      27 - 42

Independent Auditors' Report                                         43

CONSOLIDATED BALANCE SHEETS

HIGHLANDS BANKSHARES, INC.
                                                        December 31,
ASSETS                                               1996           1995

Cash and due from banks
  (notes 2, 3 and 14)                           $  3,195,822   $  3,286,864
Interest bearing deposits in banks                   833,626        994,583
Federal funds sold                                 2,494,077      6,016,352
Securities held to maturity (note 4)               8,558,956      9,807,434
Securities available for sale (note 4)            33,056,700     29,040,278
Other investments                                    638,850        552,450

Loans (notes 5, 12, 13 and 14)                   124,600,872    113,935,453
  Less allowance for loan losses (note 6)         (1,257,454)    (1,319,099)

  Net Loans                                      123,343,418    112,616,354

Bank premises and equipment (note 7)               4,525,538      3,338,007
Interest receivable                                1,361,433      1,302,613
Deferred income tax benefits (note 9)                275,337        241,983
Other assets                                         563,621        687,564

  Total Assets                                  $178,847,378   $167,884,482

LIABILITIES

Deposits:
  Noninterest bearing
     Demand deposits                            $ 15,416,012   $ 14,133,641
  Interest bearing
     Money market and interest checking           14,131,971     14,819,063
     Money market savings                         12,974,842     14,577,754
     Savings accounts                             17,993,883     16,988,718
     Certificates of deposit over $100,000        20,859,000     15,841,254
     All other time deposits                      75,733,399     71,352,282

  Total Deposits                                 157,109,107    147,712,712

Borrowed money                                       141,616        157,460
Accrued expenses and other liabilities             1,367,198      1,152,279

  Total Liabilities                              158,617,921    149,022,451

STOCKHOLDERS' EQUITY

Common stock, $5 par value, 1,000,000
  shares authorized, 546,764 shares issued         2,733,820      2,733,820
Surplus                                            1,661,987      1,661,987
Retained earnings (note 12)                       16,478,655     14,948,757
Net unrealized gains (losses) on
  securities available for sale                     (151,192)        11,280

                                                  20,723,270     19,355,844
Treasury stock (at cost, 32,698 shares)             (493,813)      (493,813)

  Total Stockholders' Equity                      20,229,457     18,862,031

  Total Liabilities and
     Stockholders' Equity                       $178,847,378   $167,884,482

              The accompanying notes are an integral part of this statement.

CONSOLIDATED STATEMENTS OF INCOME

HIGHLANDS BANKSHARES, INC.


                                         Years Ended December 31,
                                      1996         1995          1994

INTEREST INCOME:
  Loans, including fees             $11,134,887  $10,115,016  $ 9,231,928
  Federal funds sold                    284,286      377,367      183,777
  Interest bearing deposits              48,357       29,131       19,962
  Investment securities -
    taxable                           2,491,490    2,047,061    2,088,759
  Investment securities -
    nontaxable                          223,795      189,953      201,364

  Total Interest Income              14,182,815   12,758,528   11,725,790
INTEREST EXPENSE:
  Time deposits over $100,000         1,246,000      975,298      640,412
  Other deposits                      5,847,251    5,240,768    4,441,272

  Total Interest on Deposits          7,093,251    6,216,066    5,081,684

  Borrowed money                          9,921        3,176
  Total Interest Expense              7,103,172    6,219,242    5,081,684

NET INTEREST INCOME                   7,079,643    6,539,286    6,644,106

PROVISION FOR LOAN LOSSES (note 6)      135,000      120,000      240,000

Net Interest Income after Provision
  for Loan Losses                     6,944,643    6,419,286    6,404,106

NONINTEREST INCOME:
  Service charges                       252,689      204,614      188,890
  Insurance commissions and sales       162,306      160,316      160,519
  Other operating income                206,398      224,583      143,613
  Loss on security transactions
    (note 4)                            (29,503)      (9,185)     (26,502)

  Total Noninterest Income              591,890      580,328      466,520

NONINTEREST EXPENSES:
  Salaries and benefits (note 10)     2,477,928    2,212,677    1,987,215
  Occupancy expense                     270,678      172,406      149,093
  Equipment expense                     328,372      244,554      237,213
  FDIC insurance                          3,500      159,729      305,998
  Data processing expense               388,753      368,101      346,770
  Other operating expenses            1,100,304    1,033,581    1,025,230

  Total Noninterest Expenses          4,569,535    4,191,048    4,051,519

  Income before Income Tax Expense    2,966,998    2,808,566    2,819,107
INCOME TAX EXPENSE (note 9)             953,874      956,085      944,101

NET INCOME                          $ 2,013,124  $ 1,852,481  $ 1,875,006

Net Income Per Share                $      3.92  $      3.60  $      3.65

Cash Dividends Paid Per Share       $       .94  $       .83  $       .72

Weighted Average Shares
    Outstanding                         514,066      514,066      514,066

       The accompanying notes are an integral part of this statement.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

HIGHLANDS BANKSHARES, INC.


                                                                  Net
                                                              Unrealized
                                                            Gain (Loss) on
                                                              Securities
                       Capital                  Retained       Available   Treasury
                        Stock      Surplus      Earnings       for Sale      Stock       Total

BALANCE
  DECEMBER 31, 1993  $2,733,820   $1,661,987   $12,018,069   $  (78,530)  $ (493,813)  $15,841,533

  Cumulative effect
    of change in
    accounting for
    securities
    available for
    sale, net of
    tax effect
    of $71,000                                                  122,000                    122,000
  Net income                                     1,875,006                               1,875,006
  Cash dividends                                  (370,128)                               (370,128)
  Change in unrealized
    loss on securities
    available for
    sale, net of tax
    effect of
    $406,612                                                   (692,339)                  (692,339)

BALANCE
  DECEMBER 31, 1994   2,733,820    1,661,987    13,522,947     (648,869)    (493,813)   16,776,072

  Net income                                     1,852,481                               1,852,481
  Cash dividends                                  (426,671)                               (426,671)
  Change in unrealized
    gain on securities
    available for sale,
    net of tax effect
    of $387,706                                                 660,149                    660,149


BALANCE
  DECEMBER 31, 1995   2,733,820    1,661,987    14,948,757       11,280     (493,813)   18,862,031
  Net income                                     2,013,124                               2,013,124
  Cash dividends                                  (483,226)                               (483,226)
  Change in unrealized
    loss on securities
    available for sale,
    net of tax effect
    of $95,420                                                 (162,472)                  (162,472)

BALANCE
  DECEMBER 31, 1996  $2,733,820   $1,661,987   $16,478,655   $ (151,192)  $ (493,813)  $20,229,457


                   The accompanying notes are an integral part of this statement.


CONSOLIDATED STATEMENTS OF CASH FLOWS

HIGHLANDS BANKSHARES, INC.


                                                              Years Ended December31,
                                                        1996            1995            1994

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                       $  2,013,124    $  1,852,481    $  1,875,006
  Adjustments to reconcile net income to
    net cash provided by operating activities:
      Loss on equipment                                  26,339
      Loss on sale of securities                         29,503           9,185          26,502
      Depreciation                                      262,757         198,517         160,855
      Amortization of security premiums                  66,023         167,260         232,076
      Provision for loan losses                         135,000         120,000         240,000
      Deferred income taxes                              62,065          89,518          66,699
      Change in other assets  and liabilities:
        Interest receivable                             (58,820)            386          29,608
        Other assets                                    (49,593)        (12,921)         56,243
        Accrued expenses                                239,230         130,256         (84,444)

  Net Cash Provided by Operating Activities           2,725,628       2,554,682       2,602,545

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from maturity of
    securities held to maturity                       3,736,267       2,018,760      13,296,750
  Purchases of securities held to maturity             (620,600)     (2,859,702)     (4,368,004)
  Proceeds from maturities of securities
    available for sale                               12,028,403      12,612,466       6,736,161
  Proceeds from sales of securities
    available for sale                                1,511,173                         800,500
  Purchases of securities available for sale        (19,863,779)    (12,307,206)    (12,521,979)
  Net change in deposits in other banks                 160,957        (601,942)         99,000
  Net increase in loans                             (10,712,064)    (10,308,759)     (6,218,672)
  Change in federal funds sold                        3,522,275      (1,391,007)     (1,655,345)
  Purchase of property and equipment                 (1,476,627)     (1,836,894)       (120,311)
  Construction in progress payments                                                    (502,773)
  Proceeds from sale of foreclosed real estate                          199,141         164,000
  Net Cash Used in Investing Activities             (11,713,995)    (14,475,143)     (4,290,673)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net change in time deposits                         9,398,863      12,080,569        (537,098)
  Net change in other deposit accounts                   (2,468)         69,059       2,081,331
  Net change in borrowed money                          (15,844)        157,460
  Dividends paid in cash                               (483,226)       (426,671)       (370,128)
  Net Cash Provided by Financing Activities           8,897,325      11,880,417       1,174,105

CASH AND CASH EQUIVALENTS:
  Net decrease in cash and due from banks               (91,042)        (40,044)       (514,023)
  Cash and due from banks, beginning of year          3,286,864       3,326,908       3,840,931

  Cash and Due from Banks, End of Year             $  3,195,822    $  3,286,864    $  3,326,908
Supplemental Disclosures:
  Cash paid for:
    Interest expense                               $  6,993,122    $  6,040,215    $  5,125,310
    Income taxes                                        940,000         908,608         939,280


              The accompanying notes are an integral part of this statement.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

HIGHLANDS BANKSHARES, INC.


NOTE 1    NATURE OF OPERATIONS:

          Highlands Bankshares, Inc. (the "Company") is a bank holding company and operates under a charter issued by the state of West Virginia. The Company owns all of the outstanding stock of The Grant County Bank, the Capon Valley Bank and HBI Life Insurance Company, Inc. which operate under charters issued in West Virginia and Arizona. State chartered banks are subject to regulation by the West Virginia Division of Banking, Federal Reserve Bank and the Federal Deposit Insurance Corporation while the insurance company is regulated by the Arizona Department of Insurance. The Banks provide services to customers located mainly in Grant, Hardy, Hampshire, Mineral and Pendleton counties of West Virginia, including the towns of Petersburg, Keyser, Moorefield and Wardensville through five branch offices. The insurance company sells life and accident coverage exclusively through the Company's subsidiary banks.


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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

HIGHLANDS BANKSHARES, INC.


NOTE 2     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

           (d) Securities

               Effective January 1, 1994, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The adoption of this statement as of January 1, 1994, increased stockholders' equity by $122,000 (net of income tax effect of $71,000). Changes subsequent to the adoption of this statement are shown as a separate item on the statement of stockholders' equity. Securities that the Company has both the positive intent and ability to hold to maturity (at time of purchase) are classified as held to maturity securities. All other securities are classified as available for sale. Securities held to maturity are carried at historical cost and adjusted for amortization of premiums and accretion of discounts, using the effective interest method. Securities available for sale are carried at fair value with any valuation adjustments reported, net of deferred taxes, as a separate component of stockholders' equity. Also included in securities available for sale are marketable equity securities.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

HIGHLANDS BANKSHARES, INC.

NOTE 2     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

           (g) Impaired Loans

               On January 1, 1995, the Company adopted Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" (SFAS 114), as amended by SFAS 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures," collectively SFAS 114. SFAS 114 requires that impaired loans within the scope of the statements be presented in the financial statements at the present value of expected future cash flows or at the fair value of the loan's collateral. A valuation allowance is required to the extent that such measurement is less than the recorded investment. Under this standard a loan is considered impaired based on current information and events, if it is probable that the Company will be unable to collect the scheduled payments of principal and interest when due under the contractual terms of the loan agreement. Charge-offs for impaired loans occur when the loan, or portion of the loan is determined to be uncollectible, as is the case for all loans. The effect of the adoption of SFAS 114 was not material to the Company's consolidated financial statements as of and for the years ended December 31, 1996 or 1995.

           (h) Bank Premises and Equipment

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

           (i) Income Taxes

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

           (j) Earnings Per Share

               Earnings per share are based on the weighted average number of shares outstanding.

           (k) Foreclosed Real Estate

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

HIGHLANDS BANKSHARES, INC.


NOTE 4     SECURITIES:

           The carrying amount and estimated fair value of securities are as follows:

                            Carrying   Unrealized Unrealized    Fair
                             Amount       Gains     Losses      Value
          Held to Maturity

          December 31, 1996

          U. S. Treasuries
            and Agencies  $ 4,200,310   $ 23,351   $    855   $ 4,222,806
          Mortgage-backed     540,327      4,906                  545,233
          State and
            municipals      3,818,319     62,493     28,742     3,852,070

          Total Securities
            Held to
            Maturity      $ 8,558,956   $ 90,750   $ 29,597   $ 8,620,109

          December 31, 1995

          U. S. Treasuries
            and Agencies  $ 5,107,789   $ 81,015   $  1,173   $ 5,187,631
          Mortgage-backed     635,866     12,561         96       648,331
          State and
            municipals      4,063,779    103,113     22,846     4,144,046

          Total Securities
            Held to
            Maturity      $ 9,807,434   $196,689   $ 24,115   $ 9,980,008


          Available for Sale

          December 31, 1996

          U. S. Treasuries
            and Agencies  $18,270,372   $100,114   $ 66,191   $18,304,295
          Mortgage-backed  13,890,315     61,810    145,273    13,806,852
          Marketable
            equities        1,136,002               190,449       945,553

          Total Securities
            Available
            for Sale      $33,296,689   $161,924   $401,913   $33,056,700

          December 31, 1995

          U. S. Treasuries
            and Agencies  $14,190,987   $145,182   $ 23,819   $14,312,350
          Mortgage-backed  13,214,572    124,129     17,904    13,320,797
          State and
            municipals        200,000                             200,000
          Marketable
            equities        1,416,816               209,685     1,207,131

          Total Securities
            Available
            for Sale      $29,022,375   $269,311   $251,408   $29,040,278

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

HIGHLANDS BANKSHARES, INC.


NOTE 4    SECURITIES (CONTINUED):

          The carrying amount and fair value of debt securities at December 31, 1996, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

          Securities Held to Maturity            Carrying        Fair
                                                  Amount         Value

          Due in one year or less              $ 3,320,657    $ 3,339,584
          Due after one year
            through five years                   2,341,175      2,350,639
          Due after five years
            through ten years                    1,670,607      1,654,335
          Due after ten years                      686,190        730,318
          Mortgage-backed securities               540,327        545,233

            Total Held to Maturity             $ 8,558,956    $ 8,620,109


          Securities Available for Sale          Carrying        Fair
                                                  Amount         Value

          Due in one year or less              $ 3,763,083    $ 3,780,709
          Due after one year
            through five years                  11,902,008     11,973,480
          Due after five years
            through ten years                    2,605,281      2,550,106
          Mortgage-backed securities            13,890,315     13,806,852

          Total Fixed Rate Securities           32,160,687     32,111,147
          Equities                               1,136,002        945,553

            Total Available for Sale           $33,296,689    $33,056,700

          The carrying amount (which approximates market value) of securities pledged by the banks to primarily secure deposits amounted to $7,051,868 at December 31, 1996 and $5,913,000 at
          December 31, 1995.

          There were no holdings totaling more than 10% of stockholders' equity with any issuer as of December 31, 1996 and 1995.

          Gains and losses recognized in 1996 are primarily from securities available for sale. All gains or losses in 1995 and 1994 are from calls or early payoffs of securities designated as held to maturity. Realized gains or losses for the years ending December 31 are as follows:

                                             1996       1995       1994

          Gains                            $  2,386   $    813   $  2,000
          Losses                            (31,889)    (9,998)   (28,502)


            Total                          $(29,503)  $ (9,185)  $(26,502)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

HIGHLANDS BANKSHARES, INC.


NOTE 5    LOANS:

          Loans outstanding as of December 31 are summarized as follows:

                                                  1996           1995

          Commercial                          $ 25,103,784   $ 20,749,203
          Real estate construction               2,158,000      2,622,000
          Real estate mortgages                 70,829,083     65,970,630
          Consumer installment                  28,693,887     26,740,410

            Total Loans                        126,784,754    116,082,243
            Unearned interest                   (2,183,882)    (2,146,790)

            Net Loans                         $124,600,872   $113,935,453


          Loans 90 days or more past due as of December 31 are as follows:

                                         1996         1995         1994

          Commercial                 $   63,000   $  487,000   $  378,000
          Real estate                   208,000      479,000      486,000
          Installments                  110,000      115,000      187,000

            Total                    $  381,000   $1,081,000   $1,051,000

            Above as a percentage
              of net loans                  .31%         .95%        1.01%


NOTE 6    ALLOWANCE FOR LOAN LOSSES:

          A summary of changes in the allowance for loan losses for the years ended December 31 is shown in the following schedule:

                                        1996         1995         1994

          Balance at beginning
            of year                  $1,319,099   $1,454,307   $1,734,041
          Provision charged to
            operating expenses          135,000      120,000      240,000
          Loan recoveries               140,289      124,501      192,222
          Loans charged off            (336,934)    (379,709)    (711,956)

            Balance at end of year   $1,257,454   $1,319,099   $1,454,307

            Percentage of outstanding
              loans                        1.01%        1.16%        1.37%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

HIGHLANDS BANKSHARES, INC.


NOTE 7    BANK PREMISES AND EQUIPMENT:

          Bank premises and equipment as of December 31 are summarized as follows:
                                                  1996           1995

          Land                                 $   553,652    $   359,826
          Buildings and improvements             4,232,937      3,560,558
          Furniture and equipment                2,446,961      1,866,452

          Total cost                             7,233,550      5,786,836
            Less - accumulated depreciation     (2,708,012)    (2,448,829)

            Net Book Value                     $ 4,525,538    $ 3,338,007

          Provisions for depreciation of $262,757 in 1996, $198,517 in 1995 and $160,855 in 1994, were charged to operations.


NOTE 8    DEPOSITS:

          At December 31, 1996, the scheduled maturities of certificates of deposit are as follows:

                  1997                           $71,913,101
                  1998                            12,710,021
                  1999                             4,219,762
                  2000                             5,190,341
                  2001 and thereafter              2,559,174

                  Total                          $96,592,399


NOTE 9    INCOME TAX EXPENSE:

          The components of income tax expense for the years ended December 31 are summarized as follows:

                                             1996      1995       1994

          Current expense
            Federal                         $829,724  $751,593   $770,254
            State                             62,085   114,974    107,148

            Total current expense            891,809   866,567    877,402

          Deferred expense
            Federal                           56,940    82,260     60,474
            State                              5,125     7,258      6,225

            Total deferred expense            62,065    89,518     66,699

            Income tax expense              $953,874  $956,085   $944,101

          Income benefits relating to
            losses on security transactions
            are as follows:                 $(10,916) $ (3,398)  $ (9,944)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

HIGHLANDS BANKSHARES, INC.


NOTE 9    INCOME TAX EXPENSE (CONTINUED):
          The deferred tax effects of temporary differences for the years ended December 31 are as follows:

                                             1996       1995      1994

          Tax effect of temporary differences:
            Provision for loan losses       $  2,492 $  60,187  $ 103,687
            Sale of loans                     11,105    12,128    (32,622)
            Pension expense                  (13,587)   (2,053)    10,966
            Depreciation                      41,825    14,363
            Miscellaneous                     20,230     4,893    (15,332)

            Net decrease in deferred
              income tax benefit            $ 62,065 $  89,518  $  66,699


          The net deferred tax assets arising from temporary differences as of December 31 are summarized as follows:

                                                      1996        1995

          Deferred Tax Assets:
            Provision for loan losses               $ 231,530   $ 234,022
            Insurance commissions                      34,350      37,968
            Sale of loans                              38,640      49,746
            Unrealized loss on securities
              available for sale                       88,797
            Other                                      20,635      22,067

            Total Assets                              413,952     343,803

          Deferred Tax Liabilities:
            Pension prepaids                           53,474      67,060
            Unrealized gain on securities
              available for sale                                    6,623
            Accretion income                           28,272      13,774
            Accelerated depreciation                   56,869      14,363

            Total Liabilities                         138,615     101,820

            Net Tax Asset                           $ 275,337   $ 241,983

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

HIGHLANDS BANKSHARES, INC.


NOTE 9    INCOME TAX EXPENSE (CONTINUED):

        The following table summarizes the difference between income tax expense and the amount computed by applying the federal statutory income tax rate of 34 percent for the years ended December 31:

                                            1996       1995       1994

          Amounts at federal statutory
            rates                        $1,008,779  $ 954,912  $ 958,497
          (Reductions) additions
            resulting from:
              Tax-exempt income             (77,900)   (54,343)   (59,428)
              Partially exempt income       (39,771)   (35,739)   (29,771)
              State income taxes, net        69,538     86,179     72,451
              Other                          (6,772)     5,076      2,352

              Income tax expense         $  953,874  $ 956,085  $ 944,101


NOTE 10   EMPLOYEE BENEFITS:

          The Company's two subsidiary banks each have separate retirement and profit sharing plans which cover substantially all full time employees at each bank. The Capon Valley Bank has a defined contribution pension plan that is funded with insurance contracts and various other investments and contains Code Section 401(k) feature with limited matching of employee deferred IRA's.

          The Grant County Bank is a member of the West Virginia Bankers' Association Retirement Plan. Benefits under the plan are based on compensation and years of service with 100% vesting after seven years of service. The Plan's assets are in excess of the projected benefit obligations and thus the Bank was not able to make contributions to the Plan in 1996, 1995 or 1994. The amounts of the prepaid expense and the net pension expense reflected in operations are insignificant. In addition, The Grant County Bank also maintains a profit sharing plan covering substantially all employees to which contributions are made at the discretion of the Board of Directors.

          The Company has established an employee stock ownership plan which will provide stock ownership to all employees of the Company. The Plan provides total vesting upon the attainment of seven years of service. Contributions to the plan are made at the discretion of the Board of Directors and are allocated based on the compensation of each employee relative to total compensation paid by the Company. All shares held by the Plan will be considered outstanding in the computation of earnings per share. Shares of Company stock when distributed will have restrictions on transferability.

          Deferred compensation expenses for the above benefits charged to operations totaled $206,893 in 1996, $139,371 in 1995 and $78,321 in 1994.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

HIGHLANDS BANKSHARES, INC.


NOTE 11   RESTRICTIONS ON DIVIDENDS OF SUBSIDIARY BANKS:

          The principal source of funds of Highlands Bankshares, Inc. is dividends paid by subsidiary banks. The various regulatory authorities impose restrictions on dividends paid by a state bank. A state bank cannot pay dividends (without the consent of state banking authorities) in excess of the total net profits of the current year and the combined retained profits of the previous two years. As of January 1, 1997, the banks could pay dividends to the Company of approximately $2,692,407 without permission of the regulatory authorities.


NOTE 12   TRANSACTIONS WITH RELATED PARTIES:

          During the year, officers and directors (and companies controlled by them) were customers of and had transactions with the subsidiary Banks in the normal course of business. These transactions were made on substantially the same terms as those prevailing for other customers and did not involve any abnormal risk. The aggregate amount of loans to related parties of $1,373,185 at December 31, 1995, was increased $853,489 by new loans and reduced $783,422 by payments, resulting in an ending balance of $1,443,252 at December 31, 1996.


NOTE 13   COMMITMENTS AND GUARANTEES:

          The Banks make commitments to extend credit in the normal course of business and issues standby letters of credit to meet the financing needs of its customers. The amount of the commitments represents the Banks' exposure to credit loss that is not included in the balance sheet. As of the balance sheet dates, the Banks had outstanding the following commitments:

                                                   1996          1995

               Commitments to extend credit     $ 5,743,000   $ 4,131,000
               Standby letters of credit            677,000       658,000

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

HIGHLANDS BANKSHARES, INC.


NOTE 14   CONCENTRATIONS OF CREDIT:

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

          The Bank has cash deposited in and federal funds sold to other commercial banks totaling $3,511,000 and $7,200,000 at December 31, 1996 and 1995, respectively.


NOTE 15   DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS:

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

          The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

          Cash, Due from Banks and Money Market Investments

          The carrying amount of cash, due from bank balances, interest bearing deposits and federal funds sold is a reasonable estimate of fair value.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

HIGHLANDS BANKSHARES, INC.


NOTE 15   DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS
          (CONTINUED):

          Interest Payable and Receivable

          The carrying value of amounts of interest receivable and payable is a reasonable estimate of fair value.

          Off-Balance-Sheet Items

          The carrying amount and estimated fair value of off-balance-sheet items were not material at December 31, 1996.

          The estimated fair values of financial instruments as of December 31 are as follows:


                                                     1996                           1995
                                                         Estimated                      Estimated
                                           Carrying        Fair           Carrying        Fair
                                            Amount         Value           Amount         Value

          Financial Assets:
            Cash and due from banks      $  3,195,822  $  3,195,822     $  3,286,864  $  3,286,864
            Interest bearing deposits         833,626       833,626          994,583       994,583
            Federal funds sold              2,494,077     2,494,077        6,016,352     6,016,352
            Securities held to maturity     8,558,956     8,620,109        9,807,434     9,980,008
            Securities available for sale  33,056,700    33,056,700       29,040,278    29,040,278
            Other investments                 638,850       638,850          552,450       552,450
            Loans, net                    123,343,418   123,592,407      112,616,354   112,266,874
            Interest receivable             1,361,433     1,361,433        1,302,613     1,302,613

          Financial Liabilities:
            Demand deposits                60,516,708    60,516,708       60,519,176    60,519,176
            Term deposits                  96,592,399    96,535,118       87,193,536    87,165,364
            Borrowed money                    141,616       141,616          157,460       157,460
            Interest payable                  795,000       795,000          684,520       684,250


NOTE 16   REGULATORY MATTERS:

          The Company is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Company's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

HIGHLANDS BANKSHARES, INC.


NOTE 16   REGULATORY MATTERS (CONTINUED):

          Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 1996 and 1995, that the Company meets all capital adequacy requirements to which it is subject.

          To be categorized as well capitalized the Company must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events that management believes have changed the Company's category from a well capitalized status.

          The Company's actual capital ratios are presented in the following table:

                                      Actual       Regulatory Requirements
                                     December      Adequately     Well
                                 1996      1995    Capitalized Capitalized

          Total risk-based
            ratio                18.82%    19.16%      8.00%      10.00%
          Tier 1 risk-based
            ratio                18.85%    19.02%      4.00%       6.00%
          Total assets leverage
            ratio                11.58%    11.72%      3.00%       5.00%

          Capital ratios and amounts are applicable both at the individual bank level and on a consolidated basis. At December 31, 1996, both subsidiary banks had capital levels far in excess of minimum requirements. As such, both banks qualified as "well capitalized banks" for FDIC insurance purposes and thus were charged the minimum rate for insurance coverage.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

HIGHLANDS BANKSHARES, INC.


NOTE 17   PARENT CORPORATION ONLY FINANCIAL STATEMENTS:


                               BALANCE SHEETS

          Assets                                      December 31,
                                                   1996          1995

            Cash                                $    29,819   $    89,117
            Investment in subsidiaries           20,087,421    18,682,887
            Other investments                       100,000       100,000
            Other assets                                652           589
            Income taxes receivable                  11,565        31,176

            Total Assets                        $20,229,457   $18,903,769

          Liabilities

            Due to subsidiaries                 $             $    41,738

            Total Liabilities                                      41,738

          Stockholders' Equity

            Common stock, par value $5
              per share authorized
              1,000,000 shares; 546,764
              shares issued                       2,733,820     2,733,820
            Surplus                               1,661,987     1,661,987
            Retained earnings                    16,478,655    14,948,757
            Net unrealized gains (losses)
              on securities
              available for sale                   (151,192)       11,280

                                                 20,723,270    19,355,844
            Less treasury stock (32,698
              shares, at cost)                     (493,813)     (493,813)

            Total Stockholders' Equity           20,229,457    18,862,031

            Total Liabilities and Stockholders'
              Equity                            $20,229,457   $18,903,769

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

HIGHLANDS BANKSHARES, INC.


NOTE 17   PARENT CORPORATION ONLY FINANCIAL STATEMENTS (CONTINUED):


                 STATEMENTS OF INCOME AND RETAINED EARNINGS

                                          Years Ended December 31,
                                     1996           1995         1994

          Income

            Dividends from
              subsidiaries        $   483,226  $    451,675  $    395,128
            Other dividends               630           630           630

            Total                     483,856       452,305       395,758

          Expenses

            Professional fees          34,478        22,203        22,449
            Advertising                 3,320         3,452         1,588
            Other expenses             18,754        26,189        26,734

            Total                      56,552        51,844        50,771

          Net income before
            income tax benefit
            and undistributed
            income of
            subsidiaries              427,304       400,461       344,987

          Income tax benefit          (18,815)      (20,112)      (19,791)

          Income before
            undistributed income
            of subsidiaries           446,119       420,573       364,778

          Undistributed income of
            subsidiaries            1,567,005     1,431,908     1,510,228

            Net Income              2,013,124     1,852,481     1,875,006

          Retained earnings,
            Beginning of period    14,948,757    13,522,947    12,018,069
            Dividends paid           (483,226)     (426,671)     (370,128)

          Retained Earnings,
            End of Period         $16,478,655  $ 14,948,757  $ 13,522,947

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

HIGHLANDS BANKSHARES, INC.


NOTE 17   PARENT CORPORATION ONLY FINANCIAL STATEMENTS (CONTINUED):


                          STATEMENTS OF CASH FLOWS

                                          Years Ended December 31,
                                       1996         1995        1994


          Cash Flows from Operating
           Activities:
            Net income              $ 2,013,124   $1,852,481   $1,875,006
            Adjustments
              Undistributed
                subsidiary income    (1,567,005)  (1,431,908)  (1,510,228)
              Depreciation                  408          391          663
              Increase (decrease)
                in payables             (41,738)      16,901      (55,877)
              (Increase) decrease in
                receivables              19,139      (31,176)       1,171

            Net Cash Provided by
              Operating
              Activities                423,928      406,689      310,735


          Cash Flows from Financing
           Activities:
            Dividends paid             (483,226)    (426,671)    (370,128)

            Net Cash Used in
              Financing
              Activities               (483,226)    (426,671)    (370,128)

          Net Decrease in Cash          (59,298)     (19,982)     (59,393)

          Cash, Beginning of Year        89,117      109,099      168,492

          Cash, End of Year         $    29,819   $   89,117   $  109,099

                        INDEPENDENT AUDITORS' REPORT




The Stockholders and Board of Directors
Highlands Bankshares, Inc.
Petersburg, West Virginia


We have audited the accompanying consolidated balance sheets of Highlands Bankshares, Inc. and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the years in the three year period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Highlands Bankshares, Inc. and subsidiaries as of December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the years in the three year period ended December 31, 1996, in conformity with generally accepted accounting principles.


                                    S. B. HOOVER & COMPANY, L.L.P.



January 17, 1997
Harrisonburg, Virginia

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None

Part III

Item  9.  Directors and Executive Officers

     We are incorporating the Proxy Statement of Highlands Bankshares, Inc. via Form DEF 14A filed March 17, 1997.

Item 10.  Executive Compensation

     We are incorporating the Proxy Statement of Highlands Bankshares, Inc. via Form DEF 14A filed March 17, 1997.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

     We are incorporating the Proxy Statement of Highlands Bankshares, Inc. via Form DEF 14A filed March 17, 1997.

Item 12.  Certain Relationships and Related Transactions

     We are incorporating the Proxy Statement of Highlands Bankshares, Inc. via Form DEF 14A filed March 17, 1997.

     Most of the directors, partnerships of which they may be general partners and corporations of which they are officers or directors, maintain normal banking relationships with the Bank. Loans made by the Bank to such persons or other entities were made only in the ordinary course of business, were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons, and did not involve more than normal risk of collectibility or present other unfavorable features. See Note 12 of the consolidated financial statements.

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

            4            Not applicable

            9            Not applicable

           10            Not applicable

           11            Not applicable

           12            Not applicable

           16            Not applicable

           18            Not applicable

           21 Subsidiaries of the Small Business Issuer is attached on Page 47

           22            Not applicable

           23            Consent of Certified Public Accountant attached on
                         Page 48

           24            Not applicable

           27            Financial Data Schedule attached

           28            Not applicable


     b)    Reports on Form 8-K

           No reports on Form 8-K were filed in the fourth quarter of 1996.

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


                                 Date March 24, 1997



                                 By  CLARENCE E. PORTER
                                     Clarence E. Porter
                                     Secretary/Treasurer,
                                     Chief Financial Officer
                                     and Chief Accounting Officer


                                 Date  March 27, 1997

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and as of the date indicated.

 Signature                          Title                        Date

LESLIE A. BARR                     President                March 24, 1997
Leslie A. Barr             & Chief Executive Officer
                                   Director

COURTNEY R. TUSING                 Director                 March 26, 1997
Courtney R. Tusing


                                   Director
George B. Moomau


CLARENCE E. PORTER            Secretary/Treasurer           March 27, 1997
Clarence E. Porter              Chief Financial
                            and Accounting Officer
                                   Director

                                   Director
Harold B. Roby


JOHN G. VANMETER             Chairman of the Board          March 27, 1997
John G. VanMeter                   Director


JACK H. WALTERS                    Director                 March 26, 1997
Jack H. Walters


L KEITH WOLFE                      Director                 March 27, 1997
L. Keith Wolfe