Form 10QSB
period 1997-03-31
HIGHLANDS BANKSHARES INC /WV/
filed 1997-05-14
CIK 756862

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C. 20549

                                FORM 10-QSB



                 Quarterly Report Under Section 13 or 15(d)
                   of the Securities Exchange Act of 1934


For the quarter ended                       Commission File No.   0-16761
  March 31, 1997

                         HIGHLANDS BANKSHARES, INC.


           West Virginia                                    55-0650793
(State or Other Jurisdiction of                           (I.R.S. Employer
 Incorporation or Organization)                         Identification No.)


                               P. O. Box 929
                      Petersburg, West Virginia  26847

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

              Class                          Outstanding at March 31, 1997
Common Stock, par value - $5                       501,898 shares



                         HIGHLANDS BANKSHARES, INC.


                                   INDEX


                                                                     Page

PART I    FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Statements of Income - Three Months
          Ended March 31, 1997 and 1996                                2

          Consolidated Balance Sheets - March 31, 1997 and
          December 31, 1996                                            3

          Consolidated Statements of Cash Flows - Three
          Months Ended March 31, 1997 and 1996                         4

          Consolidated Statements of Changes in Stockholders'
          Equity - Three Months Ended March 31, 1997 and 1996          5

          Notes to Consolidated Financial Statements                   6


Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations                8


PART II   OTHER INFORMATION                                           17

Item 1.   Legal Proceedings                                           17

Item 2.   Changes in Securities                                       17

Item 3.   Defaults upon Senior Securities                             17

Item 4.   Submission of Matters to a Vote of Security Holders         17

Item 5.   Other Information                                           17

Item 6.   Exhibit and Reports on Form 8K                              17


          SIGNATURES                                                  21

Part I    Financial Information
Item 1.   Financial Statements

                         HIGHLANDS BANKSHARES, INC.
                     CONSOLIDATED STATEMENTS OF INCOME
                         (In Thousands of Dollars)

                                                      Three Months Ended
                                                           March 31,
                                                       1997        1996
Interest Income
  Interest and fees on loans                         $  2,935    $  2,685
  Interest on federal funds sold                           45          89
  Interest on time deposits                                10          13
  Interest and dividends on investment securities
    Taxable                                               591         555
    Nontaxable                                             49          58

  Total Interest Income                                 3,630       3,400

Interest Expense
  Interest on time deposits over $100,000                 322         300
  Interest on other deposits                            1,436       1,451
  Interest on borrowed money                               12

  Total Interest Expense                                1,770       1,751

Net Interest Income                                     1,860       1,649

Provision for Loan Losses                                  45          30

Net Interest Income After Loan Losses                   1,815       1,619

Noninterest Income
  Service charges                                          71          53
  Other                                                    76          86
  Income (loss) on security transactions                    5          (4)

  Total Noninterest Income                                152         135

Noninterest Expense
  Salaries and employee benefits                          691         598
  Occupancy expense                                        61          58
  Equipment expense                                       113          67
  Data processing                                         108          92
  Other                                                   284         240

  Total Noninterest Expense                             1,257       1,055

Income Before Income Taxes                                710         699

Provision for Income Taxes                                230         234

Net Income                                           $    480    $    465

Per Share Data

  Net Income                                         $    .94    $    .90

  Cash Dividends                                     $    .25    $    .18

Weighted Average Common Shares Outstanding            511,633     514,066


      The accompanying notes are an integral part of these statements.

                         HIGHLANDS BANKSHARES, INC.
                        CONSOLIDATED BALANCE SHEETS
                         (In Thousands of Dollars)

                                                     March 31, December 31,
                                                       1997        1996
    ASSETS

Cash and due from banks - interest bearing           $  3,692    $  3,195
Time deposits in other banks                              757         834
Federal funds sold                                      3,000       2,494
Securities held to maturity (note 2)                    7,856       8,559
Securities available for sale (note 3)                 31,386      33,056
Other investments                                         715         639
Loans, net of unearned interest (note 4)              128,287     124,600
  Less allowance for loan losses (note 5)              (1,287)     (1,257)

  Net Loans                                           127,000     123,343

Bank premises and equipment                             4,653       4,526
Interest receivable                                     1,520       1,362
Deferred income tax benefits                              375         275
Other assets                                              522         564

  Total Assets                                       $181,476    $178,847

    LIABILITIES

Deposits:
  Noninterest bearing
    Demand deposits                                  $ 15,915    $ 15,416
  Interest bearing
    Money market and checking                          13,767      14,132
    Money market savings                               11,832      12,975
    Savings                                            18,751      17,994
    Time deposits over $100,000                        20,992      20,859
    All other time deposits                            77,082      75,733

  Total Deposits                                      158,339     157,109

Borrowed money                                          1,637         142
Accrued expenses and other liabilities                  1,588       1,367

  Total Liabilities                                   161,564     158,618

  STOCKHOLDERS' EQUITY

Common stock ($5 par value, 1,000,000 shares
  authorized, 546,764 shares issued)                    2,734       2,734
Surplus                                                 1,662       1,662
Retained earnings                                      16,829      16,478
Net unrealized gain (loss) on securities
  available for sale                                     (320)       (151)

                                                       20,905      20,723
Treasury stock (at cost, 44,866 shares in 1997
  and $32,698 shares in 1996)                            (993)       (494)

  Total Stockholders' Equity                           19,912      20,229

  Total Liabilities and Stockholders' Equity         $181,476    $178,847


      The accompanying notes are an integral part of these statements.

                         HIGHLANDS BANKSHARES, INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (In Thousands of Dollars)

                                                      Three Months Ended
                                                           March 31,
                                                       1997        1996
Cash Flows from Operating Activities:
  Net income                                         $    480    $    465
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      (Income) loss on sale of securities                  (5)          4
      Depreciation                                         95          55
      Net amortization                                      1          37
      Provision for loan losses                            45          30
      Increase in interest receivable                    (159)       (163)
      Decrease in other assets                             44          25
      Increase in accrued expenses                        220         275

  Net Cash Provided by Operating Activities               721         728

Cash Flows from Investing Activities:
  Proceeds from maturities of securities
    available for sale                                  1,282       2,777
  Proceeds from maturities of securities
    held to maturity                                      827       1,002
  Purchase of securities held to maturity                            (500)
  Purchase of securities available for sale                        (8,314)
  Purchase of other investments                           (76)
  Net change in time deposits in other banks               77          67
  Net change in loans                                  (3,701)        146
  Purchase of property and equipment                     (224)        (97)
  Net change in federal funds sold                       (506)        336

  Net Cash Consumed by Investing Activities            (2,321)     (4,583)

Cash Flows from Financing Activities:
  Purchase of treasury stock                             (499)
  Net increase in deposits                              1,230       3,581
  Dividends paid in cash                                 (129)        (93)
  Other borrowed money                                  1,500           7
  Repayment of borrowed money                              (5)

  Net Cash Provided by Financing Activities             2,097       3,495

Net Increase (Decrease) in Cash
  and Cash Equivalents                                    497        (360)

Cash and Cash Equivalents, Beginning of Period          3,195       3,287

Cash and Cash Equivalents, End of Period             $  3,692    $  2,927

Supplemental Disclosures:
  Cash Paid For:
    Income taxes                                     $      2    $     13
    Interest                                            1,818       1,691

      The accompanying notes are an integral part of these statements.

                         HIGHLANDS BANKSHARES, INC.
         CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                         (In Thousands of Dollars)


                                                      Three Months Ended
                                                           March 31,
                                                       1997        1996

Balance, beginning of period                         $ 20,229    $ 18,862

Net income for period                                     480         465
Cash dividends                                           (129)        (93)
Change in unrealized loss on securities
  available for sale                                     (169)       (234)
Purchase of treasury stock                               (499)

Balance, end of period                               $ 19,912    $ 19,000


      The accompanying notes are an integral part of these statements.

                         HIGHLANDS BANKSHARES, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1     ACCOUNTING PRINCIPLES:

               The consolidated financial statements conform to generally accepted accounting principles and to general industry practices. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 1997, and the results of operations for the three month periods ended March 31, 1997 and 1996. The notes included herein should be read in conjunction with the notes to financial statements included in the 1996 annual report to stockholders of Highlands Bankshares, Inc.


NOTE 2     SECURITIES HELD TO MATURITY:

               The amortized cost and fair value of securities held to maturity as of March 31, 1997 and December 31, 1996, are as follows:

                                             1997         1996
                                      Carrying  Fair    Carrying   Fair
                                       Amount   Value    Amount    Value

          US Treasury securities
            and obligations of
            US Government
            corporations
            and agencies              $ 4,238  $ 4,240   $ 4,741  $ 4,768
          Obligations of states
            and political
            subdivisions                3,618    3,634     3,818    3,852

            Total                     $ 7,856  $ 7,874   $ 8,559  $ 8,620


NOTE 3  SECURITIES AVAILABLE FOR SALE:

           The amortized cost and fair value of securities available for sale as of March 31, 1997 and December 31, 1996, are as follows:

                                             1997         1996
                                      Carrying  Fair    Carrying   Fair
                                       Amount   Value    Amount    Value

          US Treasury securities
            and obligations
            of US Government
            corporations
            and agencies              $30,758  $30,435   $32,161  $32,110
          Other investments             1,136      951     1,136      946

            Total                     $31,894  $31,386   $33,297  $33,056

                         HIGHLANDS BANKSHARES, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 4    LOANS OUTSTANDING:

               A summary of loans outstanding as of March 31, 1997 and December 31, 1996, is as follows:

                                                       1997        1996

          Commercial                                 $ 27,462    $ 25,104
          Real estate - construction                    1,745       2,158
                      - mortgages                      72,278      70,829
          Consumer installment                         29,069      28,693

            Total                                     130,554     126,784
          Unearned interest                            (2,267)     (2,184)

            Net loans outstanding                    $128,287    $124,600


NOTE 5     ALLOWANCE FOR LOAN LOSSES:

               A summary of transactions in the allowance for loan losses for the three months ended March 31, 1997 and 1996, follows:

                                                       1997        1996

          Balance, beginning of period               $  1,257    $  1,319
          Provisions charged to operating expenses         45          30
          Loan recoveries                                  45          43
          Loan charge-offs                                (60)        (50)

            Balance, end of period                   $  1,287    $  1,342

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

      The Company's net income was $480,000 in the first quarter of 1997, an increase of 3.22% compared to the first quarter of 1996. Earnings were $.94 per share for the first quarter of 1997 compared to $.90 per share for the same quarter in 1996. The Company's annualized return on average equity was 9.54% in the first quarter of 1997 compared to 9.80% for the first quarter of 1996. Return on average assets was 1.06% for 1997 and 1.10% for 1996.

      The increase in earnings per share for the first quarter was due to a moderate increase in net interest income and a modest increase in noninterest income. Both are reflective of growth in assets and deposits within the last twelve months - a 6.19% increase in interest earning assets and a 6.72% increase in deposits and other borrowed money. Net interest income on a tax equivalent basis increased 12.44% due to increased volume of loans outstanding and a declining cost of funds in all types of deposits. The provision for loan losses increased slightly due to a higher volume of loans outstanding. Other noninterest expenses increased 19.15% as a result of the opening of a new branch of the Grant County Bank in Keyser, West Virginia and the additional personnel and operational costs that accompany such an expansion.

Net Interest Income

      The Company's net interest income on a tax equivalent basis was 4.41% in the first quarter of 1997 compared to 4.16% for the first quarter of 1996. Commercial rates fell due to competition for loans in existing and expanding markets. The decline from 9.37% in 1996 to 8.97% in 1997 reflects the moderation of rates in late 1996 and the pricing concessions needed to expand new and existing markets. The strategy appears to be successful as average commercial loans outstanding increased 22.53% in the first quarter of 1997 compared to the first quarter of 1996. Rates of consumer loans increased a modest five basis points as volume increases mirrored overall asset growth. Rates on real estate loans declined fifteen basis points due to competition in the secondary market and changes in overall market conditions. However, a 8.87% increase in average real estate loans outstanding for the 1997 quarter helped increase net interest income. The overall decline of sixteen basis points in returns on loans outstanding was more than offset by a 27 basis point decline in rates paid on deposits and borrowed money (see below). The increase in average loans outstanding reflects new loans from expanded locations and modestly growing local and national economies.

      The Company saw an overall increase of thirteen basis points in the yields on investment securities compared to 1996 results. The increase is reflective of higher rates on taxable investments and stems mainly from reinvestments of prior year maturities at increased rates. Securities available for sale declined slightly in the first quarter of 1997 as maturities were used to fund loan increases. In addition, the Company felt that additional purchases of investment securities should be delayed until the Federal Reserve gives a clearer indication of what actions, if any, it may take with respect to interest rate changes. Interest rates on federal funds sold and interest bearing deposits changed only sparingly as rates in the overall market hovered between 5.0% and 5.50% within the quarter. The decline in the average balance of federal funds outstanding reflects the funding of the increased loans outstanding.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Net Interest Income (Continued)

      Interest rates paid on transaction and savings amounts declined a combined thirteen basis points due to declines in interest rates in general and local competition. The overall rate paid on these deposits has traditionally been higher than larger institutions within the state and is more indicative of local competition. With market rates quite low on transaction accounts, customers have moved additional savings to instruments yielding higher rates, i.e. time deposits. The average balance in time deposits grew 9.00% in 1997 compared to 1996 and was a major source of funding for the loan growth discussed earlier. A thirty-three basis point drop in rates paid on deposits between 1997 and 1996 reflects older certificates maturing and renewing at rates in line with current market conditions. The Company expects this trend to continue as thirty month certificates issued in 1995 at relatively high rates mature and are renewed at substantially lower rates.

      A complete yield analysis is shown as Table I on page 15.

Noninterest Income

      Noninterest income increased 12.59% during the first quarter of 1997 compared to the same quarter in 1996. The increase was due to greater income from service charges on transaction accounts. Within 1996, rates on NSF checks and service charges on accounts were increased and this has translated into higher income in 1997. Other noninterest income declined slightly due mainly to a gain on foreclosed property which was recognized as income in 1996 but did not recur in 1997.

Noninterest Expenses

      Overall noninterest expenses rose 19.15% for the first quarter of 1997 when compared to the first quarter of 1996. Personnel expenses increased 15.55% in the first quarter of 1997 over the same quarter in 1996. The increase was mainly the result of Grant County Bank's new branch at Keyser, West Virginia which opened in late 1996. This and other growth caused the number of full time equivalent employees to increase 11.26% in 1997 from the first quarter of 1996 totals. Merit and inflationary raises were responsible for the remaining increases. The new branch was also responsible for much of the higher occupancy and equipment expenses which increased a combined 39.20% in 1997 over 1996 operations and for higher data processing expenses which increased 17.39% in the period. Increased costs for advertising, ATM services, stationery and communication services (mainly relating to the new branch operations) resulted in other noninterest expenses increasing 18.33% in 1997 compared to 1996. Also contributing to the increase in noninterest expenses were pre-opening expenses of $35,000 relating to the Baker branch of the Capon Valley Bank which is expected to open in May of this year.

      Most branch operations take one to three years to become profitable. Management believes the Keyser location will provide loan and deposit growth immediately and will attain profitability within two to three years. Costs incurred prior to profitability are viewed as a part of the investment in this location and are accepted as part of the costs incurred for long-term growth.

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

      Loans outstanding increased $3,687,000 or 2.96% in the first quarter in 1997 compared to levels at December 31, 1996. A 7.13% rise in commercial and construction loans was primarily responsible for the increase. Modest gains in consumer and mortgage lending were also experienced. The loan to deposit ratio was 81.02% at March 31, 1997 compared to 79.31% at December 31, 1996. Loan demand is expected to remain satisfactory in the near future barring further credit tightening by the Federal Reserve.

Asset Quality and Risk Elements

      Nonperforming loans include nonaccrual loans, loans 90 days or more past due and restructured loans. Nonaccrual loans are loans on which interest accruals have been suspended or discontinued permanently. Restructured loans are loans on which the original interest rate or repayment terms have been changed due to financial hardship of the borrower. There were no loans in nonaccrual status as of March 31, 1997 or December 31, 1996.

      Real estate acquired through foreclosure was $137,000 at March 31, 1997 compared to $160,000 at December 31, 1996. All foreclosed property held at March 31, 1997 was in the Company's primary service area. The Company's practice is to value real estate acquired through foreclosure at the lower of (i) an independent current appraisal or market analysis less anticipated costs of disposal, or (ii) the existing loan balance. The Company is actively marketing all foreclosed real estate and does not anticipate material write-downs in value before disposition.

      An inherent risk in the lending of money is that the borrower will not be able to repay the loan under the terms of the original agreement. The allowance for loan losses (see subsequent section) provides for this risk and is reviewed periodically for adequacy. This review also considers concentrations of loans in terms of geography, business type or level of risk. While lending is geographically diversified within the service area, the Company does have some concentration of loans in the area of agriculture (primarily poultry farming), timber and related industries. Management recognizes these concentrations and considers them when structuring its loan portfolio. As of March 31, 1997, management is not aware of any significant potential problem loans in which the debtor is currently meeting their obligations as stated in the loan agreement but which may change in future periods.

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

      The provision for credit losses and changes in the allowance for credit losses are shown below (in thousands of dollars).

                                                         Quarter Ended
                                                           March 31,
                                                       1997        1996

     Balance, beginning of period                    $  1,257    $  1,319
     Net charge-offs (recoveries)
       Charge-offs                                         60          50
       Recoveries                                         (45)        (43)

     Total net charge-offs *                               15           7
     Provision for credit losses                           45          30

       Balance, End of Period                        $  1,287    $  1,342

  * Components of net charge-offs:
   Rest estate  - construction                                        (13)
                - mortgages                               (12)         (2)
   Commercial                                                          (2)
   Installment                                             27          24

   Total                                             $     15    $      7

     The allowance for credit losses of $1,287,000 at March 31, 1997, was up $30,000 from its level at December 31, 1996. The allowance was equal to 1.00% and 1.01% of total loans outstanding at March 31, 1997 and December 31, 1996, respectively. The Company believes that its allowance must be viewed in its entirety and, therefore, is available for potential credit losses in its entire portfolio, including loans, credit-related commitments and other financial instruments. In the opinion of management, the allowance, when taken as a whole, is adequate to absorb reasonably estimated credit losses inherent in the Company's portfolio.

     On January 1, 1995, the Company adopted SFAS 114, "Accounting by Creditors for Impairment of a Loan" as amended by SFAS 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosure." SFAS 114 requires the creation of a valuation allowance for impaired loans. Under SFAS 114, a loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the loan's contractual terms. At March 31, 1997, the Company had only an insignificant amount of loans that would be considered impaired under SFAS 114.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Securities

      The Company's securities portfolio serves several purposes. Portions of the portfolio secure certain public and trust deposits while the remaining portions are held as investments or used to assist the Company in liquidity and asset liability management. Total securities at March 31, 1997 were $39,957,000 compared to $42,254,000 at December 31, 1996. Total securities as percent of total assets were 22.02% at March 31, 1997 compared to 23.63% at December 31, 1996. The decrease in securities is the result of an increase in loans and uncertainty in the bond market as to what actions the Federal Reserve Bank might take to temper economic growth.

      The securities portfolio consists of three components, securities held to maturity, securities available for sale and restricted securities. Securities are classified as held to maturity when management has the intent and the Company has the ability at the time of purchase to hold the securities to maturity. Held to maturity securities are carried at cost, adjusted for amortization of premiums and accretion of discounts. Securities to be held for indefinite periods of time are classified as available for sale and accounted for at market value. Securities available for sale include securities that may be sold in response to changes in market interest rates, changes in the security's prepayment risk, increases in loan demand, general liquidity needs and other similar factors. Restricted securities are those purchased as a requirement to be a member of certain government chartered organizations. The Company's recent purchases of all securities have generally been limited to securities of high credit quality with short to medium term maturities. Changes in the market values of securities available for sale are reflected as changes in stockholders' equity, net of the deferred tax effect. As of March 31, 1997, the cost of the securities available for sale exceeded their market value by $508,000 ($320,000 after tax considerations).

Deposits

      The Company's main source of funds is customer deposits received from individuals, governmental entities, and businesses located within the Company's service area. Deposit accounts include demand deposits, savings, money market and certificates of deposit.

      Total deposits increased .78% between December 31, 1996 and March 31, 1997, primarily in the area of time deposit accounts. The cost of funds for the first quarter of 1997 was 4.99% compared to 5.20% for the same quarter in 1996. The yields on all types of deposits declined within the period. The majority of the Company's deposits are time deposits which are attractive to persons seeking high yields on their deposits but without the need for liquidity. The Company has not actively pursued deposits in excess of $100,000 due to the volatile nature of these relationships.

Borrowed Money

      During the first quarter of 1997, the Company borrowed $1,500,000 from the Federal Home Loan Bank at 5.78% per annum. The monies were used to fund a loan with a five year amortization period and allowed the Company to lock in its cost of funds on this transaction.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Capital

      The Company seeks to maintain a strong capital base to expand facilities, promote public confidence, support current operations and grow at a manageable level. As of March 31, 1997, the Company's total risk based capital ratio was 18.80% which is far above the regulatory minimum of 8.0%. The ratio of total capital to total assets was 10.97% at March 31, 1997 which exceeds that of the Company's peers.

      For 1997, the Company has adopted a policy of paying uniform dividends on a quarterly basis. In prior years, the Company paid a larger dividend in the fourth quarter of each year than the first three quarters of the year if profits were adequate. The Company believes the new policy will allow shareholders to better anticipate dividends paid and will eliminate the past practice of delaying any stock sales until after the end of the year.

      In March of 1997, the Company repurchased 12,168 shares of common stock from the estate of the Company's largest shareholder. The shares will be held as treasury stock and used to fund contributions to an employee stock ownership plan or for other corporate purposes. The total purchase price of this stock was $498,888.

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

      At March 31, 1997 the Company had a negative gap position. This liability sensitive position typically produces an unfavorable contribution to earnings during a period of increasing rates. With the largest amount of interest sensitive assets and liabilities repricing within three years, the Company monitors these areas very closely. Early withdrawal of deposits, prepayments of loans and loan delinquencies are some of the factors that could affect actual versus expected cash flows. In addition, changes in rates on interest sensitive assets and liabilities may not be equal, which could result in a change in net interest margin. While the Company does not match each of its interest sensitive assets against specific interest sensitive liabilities, it does review its positions regularly and takes actions to reposition itself when necessary.

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

TABLE 1

                                     HIGHLANDS BANKSHARES, INC.
                                    NET INTEREST MARGIN ANALYSIS
                                    (Dollar Amounts in Thousands)

                                   Three Months Ended                      Three Months Ended
                                     March 31, 1997                        March 31, 1996

                            Average      Income/                   Average     Income/
                            Balance 2    Expense       Rates       Balance  2   Expense      Rates

Interest Income
  Loans
    Commercial             $  26,009    $     583       8.97%    $  21,226    $     497       9.37%
    Consumer                  26,423          756      11.44        24,478          697      11.39
    Real estate               73,404        1,596       8.70        67,427        1,491       8.85

  Total Loans                125,836        2,935       9.33       113,131        2,685       9.49

  Federal funds sold           3,384           45       5.32         6,678           89       5.33
  Interest bearing
    deposits                     806           10       4.96           968           13       5.37
  Investments
    Taxable                   37,728          591       6.27        36,473          555       6.09
    Tax exempt 1               3,691           78       8.45         4,198           89       8.48

  Total Earning Assets 1     171,445        3,659       8.54       161,448        3,431       8.50

Interest Expense
  Demand deposits             26,399          182       2.76        27,110          198       2.92
  Savings                     18,141          158       3.48        17,080          153       3.58
  Time deposits               96,616        1,418       5.87        90,221        1,398       6.20
  Other borrowed money           822           12       5.84           154            2       5.19

  Total Interest
    Bearing Liabilities    $ 141,978        1,770       4.99     $ 134,565        1,751       5.20

  Net Interest Margin                   $   1,889                             $   1,680

  Net Yield on Interest Earning Assets 1                4.41%                                 4.16%

<F1>
  1 Yields are on a taxable equivalent basis.
  2 Includes loans in nonaccrual status.



  Page 16
  TABLE II

                                       HIGHLANDS BANKSHARES, INC.
                                 INTEREST RATE SENSITIVITY ANALYSIS
                                           MARCH 31, 1997
                                      (In Thousands of Dollars)

                                                                         More than
                                                                          5 Years
                          1 - 90     91 - 365     1 to 3      3 to 5    or Without
                           Days        Days        Years       Years     Maturity     Total

EARNINGS ASSETS

  Loans                  $ 17,307    $ 36,893    $ 51,189    $  9,462    $ 13,436    $128,287
  Fed funds sold            3,000                                                       3,000
  Securities                5,122       7,584      12,592       8,416       6,243      39,957
  Interest bearing time
    deposits                   57         400         300                                 757

  Total                    25,486      44,877      64,081      17,878      19,679     172,001



INTEREST BEARING LIABILITIES

  Transaction accounts     13,767                                                      13,767
  Money market savings     11,832                                                      11,832
  Savings accounts         18,751                                                      18,751
  Time deposits more
    than $100,000           5,790      11,574       2,176       1,352         100      20,992
  Time deposits less
    than $100,000          14,254      41,375      16,490       4,863         100      77,082
  Other borrowed money          4       1,513          37          43          40       1,637

  Total                    64,398      54,462      18,703       6,258         240     144,061


Rate sensitivity GAP      (38,912)     (9,585)     45,378      11,620      19,439      27,940

Cumulative GAP            (38,912)    (48,497)     (3,119)      8,501      27,940

GAP as a % of rate
  sensitive assets        (22.62%)    (28.20%)      (1.81%)      4.94%      16.24%

<F2>
  Assumes all transaction, money market and savings deposit accounts reprice within 90 days.


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

                                                 27     Financial Data
                                                        Schedule attached.

                                           (b)  Reports on Form 8-K filed
                                                during the three months
                                                ended March 31, 1997

                                                None

                               EXHIBIT INDEX



Exhibit
Index                                                         Page Number

 27      Financial Data Schedule for the quarter ending
         March 31, 1997                                           19

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





May 13, 1997