Form 10QSB
period 1997-06-30
HIGHLANDS BANKSHARES INC /WV/
filed 1997-08-14
CIK 756862

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C. 20549

                                FORM 10-QSB


                 Quarterly Report Under Section 13 or 15(d)
                   of the Securities Exchange Act of 1934

For Quarter Ended                               Commission File No. 0-16761
  June 30, 1997

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

           Class                              Outstanding at June 30, 1997
Common Stock, par value - $5                         501,898 shares



                         HIGHLANDS BANKSHARES, INC.

                                   INDEX


                                                                     Page

PART I    FINANCIAL INFORMATION                                        2

Item 1.   Financial Statements

          Consolidated Statements of Income - Six Months
          Ended June 30, 1997 and 1996                                 2

          Consolidated Statements of Income - Three Months
          Ended June 30, 1997 and 1996                                 3

          Consolidated Balance Sheets - June 30, 1997 and
          December 31, 1996                                            4

          Consolidated Statements of Cash Flows - Six Months
          Ended June 30, 1997 and 1996                                 5

          Consolidated Statements of Changes in Stockholders'
          Equity - Six Months Ended June 30, 1997 and 1996             6

          Notes to Consolidated Financial Statements                   7

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations                9


PART II   OTHER INFORMATION                                           19

Item 1.   Legal Proceedings                                           19

Item 2.   Changes in Securities                                       19

Item 3.   Defaults upon Senior Securities                             19

Item 4.   Submission of Matters to a Vote of Security Holders         19

Item 5.   Other Information                                           19

Item 6.   Exhibits and Reports on Form 8K                             19


          SIGNATURES                                                  23

Part I  Financial Information
Item 1  Financial Statements

                         HIGHLANDS BANKSHARES, INC.
                     CONSOLIDATED STATEMENTS OF INCOME
                         (In Thousands of Dollars)

                                                        Six Months Ended
                                                            June 30,
                                                       1997         1996
Interest Income
  Interest and fees on loans                        $   5,968    $   5,423
  Interest on federal funds sold                          122          176
  Interest on time deposits                                19           26
  Interest and dividends on investment securities
    Taxable                                             1,186        1,188
    Nontaxable                                             95          114

  Total Interest Income                                 7,390        6,927

Interest Expense
  Interest on time deposits over $100,000                 661          587
  Interest on other deposits                            2,936        2,925
  Interest on borrowed money                               37            4

  Total Interest Expense                                3,634        3,516

Net Interest Income                                     3,756        3,411

Provision for Loan Losses                                  90           60

Net Interest Income After Provision for Loan Losses     3,666        3,351

Noninterest Income
  Service charges                                         140          108
  Other                                                   180          177
  Gain (loss) on security transactions                      7           (8)

  Total Noninterest Income                                327          277

Noninterest Expense
  Salaries and employee benefits                        1,415        1,206
  Occupancy expense                                       119          106
  Equipment expense                                       219          136
  Data processing                                         217          188
  Other                                                   579          500

Total Noninterest Expense                               2,549        2,136

Income Before Income Taxes                              1,444        1,492

Provision for Income Taxes                                481          482

Net Income                                          $     963    $   1,010

Per Share Data

  Net Income                                        $    1.90    $    1.96

  Cash Dividends                                    $     .50    $     .36

Weighted Average Common Shares Outstanding            506,723      514,066

      The accompanying notes are an integral part of these statements.

                         HIGHLANDS BANKSHARES, INC.
                     CONSOLIDATED STATEMENTS OF INCOME
             (In Thousands of Dollars Except Per Share Amounts)

                                                       Three Months Ended
                                                            June 30,
                                                       1997         1996
Interest Income
  Interest and fees on loans                        $   3,033    $   2,738
  Interest on federal funds sold                           77           87
  Interest on time deposits                                 9           13
  Interest and dividends on investment securities
    Taxable                                               595          633
    Nontaxable                                             46           56

  Total Interest Income                                 3,760        3,527

Interest Expense
  Interest on time deposits over $100,000                 339          287
  Interest on other deposits                            1,500        1,476
  Interest on borrowed money                               25            2

  Total Interest Expense                                1,864        1,765

Net Interest Income                                     1,896        1,762

Provision for Loan Losses                                  45           30

Net Interest Income After Provision for Loan Losses     1,851        1,732

Noninterest Income
  Service charges                                          69           55
  Other income                                            104           91
  Investment security gains (losses)                        2           (4)

  Total Noninterest Income                                175          142

Noninterest Expense
  Salaries and employee benefits                          724          608
  Occupancy expense                                        58           48
  Equipment expense                                       106           69
  Data processing expense                                 109           96
  Other                                                   295          260

  Total Noninterest Expense                             1,292        1,081

Income Before Income Taxes                                734          793

Provision for Income Taxes                                251          248

Net Income                                          $     483    $     545

Per Share Data

  Net Income                                        $     .96    $    1.06

  Cash Dividends                                    $     .25    $     .18

Weighted Average Common Shares Outstanding            501,898      514,066

      The accompanying notes are an integral part of these statements.

                         HIGHLANDS BANKSHARES, INC.
                        CONSOLIDATED BALANCE SHEETS
                         (In Thousands of Dollars)

                                                 June 30,   December 31,
                                                   1997         1996
    ASSETS

Cash and due from banks - noninterest bearing   $   4,690    $   3,195
Time deposits in other banks                          567          834
Federal funds sold                                  6,093        2,494
Securities held to maturity (note 2)                7,502        8,559
Securities available for sale (note 3)             32,160       33,056
Other investments                                     715          639
Loans, net of unearned interest (note 4)          131,103      124,600
  Less allowance for loan losses (note 5)          (1,290)      (1,257)

  Net Loans                                       129,813      123,343

Bank premises and equipment                         4,895        4,526
Interest receivable                                 1,536        1,362
Deferred income tax benefits                          305          275
Other assets                                          502          564

  Total Assets                                  $ 188,778    $ 178,847

    LIABILITIES

Deposits:
  Noninterest bearing
    Demand deposits                             $  15,257    $  15,416
  Interest bearing
    Money market and checking                      15,436       14,132
    Money market savings                           13,488       12,975
    Savings                                        19,433       17,994
    Time deposits over $100,000                    21,362       20,859
    All other time deposits                        79,326       75,733

  Total Deposits                                  164,302      157,109

Borrowed money                                      2,633          142
Accrued expenses and other liabilities              1,422        1,367

  Total Liabilities                               168,357      158,618

  STOCKHOLDERS' EQUITY

Common stock ($5 par value, 1,000,000 shares
  authorized, 546,764 shares issued)                2,734        2,734
Surplus                                             1,662        1,662
Retained earnings                                  17,188       16,478
Net unrealized loss on securities
  available for sale                                 (170)        (151)

                                                   21,414       20,723
Treasury stock (at cost, 44,866 shares in
  1997 and 32,698 shares in 1996)                    (993)        (494)

  Total Stockholders' Equity                       20,421       20,229

  Total Liabilities and Stockholders' Equity    $ 188,778    $ 178,847

      The accompanying notes are an integral part of these statements.

                         HIGHLANDS BANKSHARES, INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (In Thousands of Dollars)

                                                        Six Months Ended
                                                            June 30,
                                                       1997         1996
Cash Flows from Operating Activities:
  Net income                                         $    963    $   1,010
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      (Gain) loss on securities transactions               (7)           8
      Depreciation                                        191          110
      Net securities amortization (accretion)              (5)          66
      Provision for loan losses                            90           60
      Increase in interest receivable                    (175)        (230)
      Decrease in other assets                             44           60
      Increase in accrued expenses                         55          197

  Net Cash Provided by Operating Activities             1,156        1,281

Cash Flows from Investing Activities:
  Proceeds from sale of securities
    available for sale                                                 762
  Proceeds from maturities of securities
    available for sale                                  4,484        7,637
  Proceeds from maturities of securities
    held to maturity                                      932        1,400
  Purchase of securities held to maturity                             (500)
  Purchase of other investments                           (76)
  Net change in time deposits in other banks              267           78
  Purchase of securities available for sale            (3,481)     (16,344)
  Net change in loans                                  (6,559)      (1,048)
  Purchase of property and equipment                     (561)        (188)
  Net change in federal funds sold                     (3,599)        (704)

  Net Cash Consumed by Investing Activities            (8,593)      (8,907)

Cash Flows from Financing Activities:
  Net increase in deposits                              7,193        7,367
  Dividends paid in cash                                 (253)        (185)
  Purchase of treasury stock                             (499)
  Other borrowed money                                  2,491           58

  Net Cash Provided by Financing Activities             8,932        7,240

Net Increase (Decrease) in Cash
  and Cash Equivalents                                  1,495         (386)

Cash and Cash Equivalents, Beginning of Period          3,195        3,287

Cash and Cash Equivalents, End of Period             $  4,690    $   2,901

Supplemental Disclosures:
  Cash Paid For:
    Income taxes                                     $    421    $     440
    Interest                                            3,695        3,535

      The accompanying notes are an integral part of these statements.

                         HIGHLANDS BANKSHARES, INC.
         CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                         (In Thousands of Dollars)



                                                        Six Months Ended
                                                            June 30,
                                                       1997         1996

Balance, beginning of period                        $  20,723    $  18,862

Net income for period                                     963        1,010
Cash dividends                                           (253)        (185)
Change in unrealized loss on securities
  available for sale                                      (19)        (338)

Balance, end of period                              $  21,414    $  19,349



      The accompanying notes are an integral part of these statements.

                         HIGHLANDS BANKSHARES, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1     ACCOUNTING PRINCIPLES:

               The consolidated financial statements conform to generally accepted accounting principles and to general industry practices. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 1997, and the results of operations for the six month periods ended June 30, 1997 and 1996. The notes included herein should be read in conjunction with the notes to financial statements included in the 1996 annual report to stockholders of Highlands Bankshares, Inc.

               The Company does not expect the anticipated adoption of any newly issued accounting standards to have a material impact on future operations or financial position.


NOTE 2     SECURITIES HELD TO MATURITY:

               The amortized cost and fair value of securities held to maturity as of June 30, 1997 and December 31, 1996, are as follows:

                                        1997                    1996
                                 Amortized   Fair       Amortized   Fair
                                   Cost      Value        Cost      Value

          US Treasury securities
            and obligations of
            US Government
            corporations and
            agencies             $  3,985  $  3,997     $  4,741  $  4,768
          Obligations of states
            and political
            subdivisions            3,517     3,560        3,818     3,852

            Total                $  7,502  $  7,557     $  8,559  $  8,620


NOTE 3     SECURITIES AVAILABLE FOR SALE:

               The amortized cost and fair value of securities available for sale as of June 30, 1997 and December 31, 1996, are as follows:

                                        1997                    1996
                                 Amortized   Fair       Amortized   Fair
                                   Cost      Value        Cost      Value

          US Treasury securities
            and obligations of
            US Government
            corporations and
            agencies             $ 31,294  $ 31,203     $ 32,161  $ 32,110
          Obligations of states
            and political
            subdivisions
          Other investments         1,137       957        1,136       946

            Total                $ 32,431  $ 32,160     $ 33,297  $ 33,056

                         HIGHLANDS BANKSHARES, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4    LOANS OUTSTANDING:

               A summary of loans outstanding as of June 30, 1997 and December 31, 1996, is as follows:

                                                       1997         1996

          Commercial                                $  25,961    $  25,104
          Real estate - construction                    2,331        2,158
                      - mortgages                      75,675       70,829
          Consumer installment                         29,532       28,693

            Total                                     133,499      126,784
          Unearned interest                            (2,396)      (2,184)

            Net loans outstanding                   $ 131,103    $ 124,600


NOTE 5     ALLOWANCE FOR LOAN LOSSES:

               A summary of transactions in the allowance for loan losses for the six months ended June 30, 1997 and 1996, follows:

                                                        1997        1996

          Balance, beginning of period                $  1,257   $   1,319
          Provisions charged to operating expenses          90          60
          Loan recoveries                                   93          65
          Loan charge-offs                                (150)       (139)

            Balance, end of period                    $  1,290   $   1,305

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

     Year to Date Operations

     The Company's six month income of $963,000 represents a 4.65% decline in total earnings and a 3.04% decline in earnings per share compared to 1996 operations. Earnings represented an annualized return on equity of 9.56% for the first six months of 1997 compared to 10.44% for the same period in 1996. The annualized return on average assets was 1.05% in the first six months of 1997 compared with 1.15% in the first six months of 1996.

     The tax equivalent net interest income increased by $340,000 in 1997 to $3,812,000 as compared to 1996. A healthy increase in the level of net earning assets and a modest increase in the net interest spread were responsible for the improvement. The increase in earning assets is attributable to a 12.26% increase in average loans outstanding, primary commercial and real estate. The funding of the asset growth was from deposits of local customers and funds borrowed from the Federal Home Loan Bank.

     Noninterest income increased 18.05% in 1997 compared to 1996 due mainly to an increase in service charge income. Noninterest expenses increased 19.34% in 1997 due mainly to the additions of new branches in Keyser and Baker and the costs associated with their start up.

     Quarter Ending June 30 Operations

     Net income for the quarter ending June 30, 1997 declined 11.38% when compared to 1996 operations. Increases in personnel and occupancy expenses resulting from new branch operations were the primary reason for the increase. Offsetting these cost increases were a 23.24% increase in nonoperating income and a 7.31% increase in the tax equivalent net interest margin.

Net Interest Income

     Year to Date Operations

     The Company's net interest margin on a tax equivalent basis was $3,812,000 in the first six months of 1997 compared to $3,472,000 for 1996. The 9.79% increase was due to a 6.16% increase in net average earning assets (earning assets less interest bearing liabilities) between the periods. Average loans outstanding grew by 12.26% from 1996 to 1997. This growth reflects good local economic conditions, moderate interest rates and expanded banking facilities. The overall costs of funds reflects the high level of competition for deposits in the tri-county area which has traditionally paid higher rates on deposits than larger statewide financial institutions. The deposit increase represents growth in all types of accounts (except noninterest bearing accounts) and has been obtained from customers in the immediate service areas.

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Net Interest Income (Continued)

      Year to Date Operations (Continued)

      Loans outstanding at June 30, 1997 increased 14.09% over amounts at June 30, 1996 and 10.44% on annualized basis since December 31, 1996. The loan increase has been the result of opening branches in new market areas and a concerted effort to increase lending in existing markets. Loan growth has been funded primarily by deposit growth with a slight decline in the level of security investments since December 31, 1996. The 1.80% increase in the tax equivalent net interest margin for the second quarter of 1997 over the first quarter of 1997 is the result of stable costs of funds on all types of deposit accounts and an annualized growth in earning assets of 13.07%. Barring any future increases in interest rates by the Federal Reserve Bank, the Company anticipates its net interest margin remaining stable or increasing slightly as rates paid on deposits are expected to remain stable or decline slightly over the next twelve months and returns on and the levels of earning assets are expected to increase modestly during this period.

      Quarter Ending June 30 Operations

      The Company's net interest income on a tax equivalent basis was 4.34% of earning assets ($1,923,000) for the quarter ending June 30, 1997 compared to 4.29% ($1,792,000) for the same period in 1996. Increased income from loans was the result of increases in volume as the level of average loans outstanding rose in the period and market rates stayed relatively stable. Yields on investment securities and short term investments fluctuated only slightly from 1996 operations. Helping improve the net interest margin was a decrease in rates paid on interest bearing liabilities from 5.11% in 1996 to 5.00% in 1997. The decline was the result of stable rates on a national level and historically low rates on savings and transaction accounts. The Company expects future deposit rates to remain stable or decline slightly in the second half of 1997 as local rates move towards those of state and national competition.

      A complete yield analysis is shown as Table I on page 17.

Noninterest Income

      Year to Date Operations

      Noninterest income for the quarter ending June 30, 1997 increased 18.05% from amounts at June 30, 1996. An increase in service charge income of 29.63% was the result of a new fee structure on deposit accounts. Additionally, the prior year saw a small loss of $8,000 on security transactions while the current year saw a gain of $7,000 on such transactions.

      Quarter Ending June 30 Operations

      Noninterest interest income for the quarter ending June 30, 1997 increased 23.24% as the result of higher service charges (explained above) and a small gain (compared to a small loss in the prior year) on the sale of investments.

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Noninterest Expenses

      Year to Date Operations

      Overall, noninterest expense increased 19.34% in the first six months of 1997 when compared to the same period in 1996. Personnel expenses increased 17.33% as the result of an increase in the equivalent number of employees. Occupancy and equipment expenses increased 39.67% as the result of new branch locations and expanded facilities in other areas. Data processing expenses increased by 15.43% as a result of asset growth, additional phone lines at branch locations and a higher fee agreement with the service provider. Other noninterest expenses increased by 15.80% due to asset growth and expansion. While the increase in noninterest expenses of 19.34% is higher than the 7.40% increase in assets, the increase reflects management's willingness to invest in new site locations and expand its geographical area of operations. Most new branch locations take one to three years to attain profitability and management feels this timetable will be true for the two locations that have been added within the last eight months.

      Quarter Ending June 30 Operations

      Overall, noninterest expenses increased 19.52% for the quarter ending June 30, 1997 compared to the quarter ending June 30, 1996. The reasons for the quarterly increase are the same as for the year-to-date increases and the percentage increases for the quarters are relatively the same as the year-to-date increases.

Loan Portfolio

      The Company is an active residential mortgage and construction lender and generally extends commercial loans to small and medium sized businesses within its primary service area. The Company's commercial lending activity extends across its primary service areas of Grant, Hardy, Mineral, northern Pendleton and southeastern Hampshire counties. Consistent with its focus on providing community-based financial services, the Company does not attempt to diversify its loan portfolio geographically by making significant amounts of loans to borrowers outside of its primary service area.

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

      Loans outstanding increased $6,503,000 or 5.22% in the first six months in 1997. The bulk of this increase was in real estate mortgage loans with smaller increases in other types of loans. The loan to deposit ratio was 79.79% at June 30, 1997 compared to 79.31% at December 31, 1996. Management believes this level of lending activity is satisfactory to generate adequate earnings without undue credit risk. Loan demand is expected to remain satisfactory in the near future with any growth a function of local and national economic conditions.

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Asset Quality

      Nonperforming loans include nonaccrual loans, loans 90 days or more past due and restructured loans. Nonaccrual loans are loans on which interest accruals have been suspended or discontinued permanently. Restructured loans are loans on which the original interest rate or repayment terms have been changed due to financial hardship of the borrower. The Company had no nonperforming loans at June 30, 1997, March 31, 1997 or December 31, 1996.

      Real estate acquired through foreclosure was $95,000 at June 30, 1997 compared to $160,000 at December 31, 1996. All foreclosed property held at June 30, 1997 was in the Company's primary service area. The Company's practice is to value real estate acquired through foreclosure at the lower of (i) an independent current appraisal or market analysis less anticipated costs of disposal, or (ii) the existing loan balance. The Company is actively marketing all foreclosed real estate and does not anticipate material write-downs in value before disposition.

      An inherent risk in the lending of money is that the borrower will not be able to repay the loan under the terms of the original agreement. The allowance for loan losses (see subsequent section) provides for this risk and is reviewed periodically for adequacy. This review also considers concentrations of loans in terms of geography, business type or level of risk. While lending is geographically diversified within the service area, the Company does have some concentration of loans in the area of agriculture (primarily poultry farming), timber and related industries. Management recognizes these concentrations and considers them when structuring its loan portfolio. As of June 30, 1997, management is not aware of any significant potential problem loans in which the debtor is currently meeting their obligations as stated in the loan agreement but which may change in future periods.

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

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Allowance for Loan Losses (Continued)

      The provision for credit losses and changes in the allowance for credit losses are shown below (in thousands of dollars).

                                       Quarter Ended     Six Months Ended
                                          June 30,            June 30,
     Allowance for credit losses       1997     1996       1997     1996

     Balance, beginning of period     $ 1,287  $ 1,342    $ 1,257  $ 1,319
     Net charge-offs (recoveries)
        Charge-offs                        90       89        150      139
        Recoveries                        (48)     (22)       (93)     (65)

     Total net charge-offs *               42       67         57       74
     Provision for credit losses           45       30         90       60

        Balance, End of Period        $ 1,290  $ 1,305    $ 1,290  $ 1,305

     * Components of net charge-offs:
        Rest estate  - construction   $        $     5    $        $    (7)
                     - mortgages           19       22          7       20
        Commercial                         16        8         16        5
        Installment                         7       32         34       56

        Total                         $    42  $    67    $    57  $    74


     The allowance for credit losses, of $1,290,000 at June 30, 1997, was up $3,000 from its level at March 31, 1997, and up $33,000 from December 31, 1996 levels. The allowance was equal to .98%, 1.00% and 1.01% of total loans at June 30, 1997, March 31, 1997 and December 31, 1996, respectively. The Company believes that its allowance must be viewed in its entirety and, therefore, is available for potential credit losses in its entire portfolio, including loans, credit-related commitments and other financial instruments. In the opinion of management, the allowance, when taken as a whole, is adequate to absorb reasonably estimated credit losses inherent in the Company's portfolio.

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Securities

      The Company's securities portfolio serves numerous purposes. Portions of the portfolio may secure certain public and trust deposits. The remaining portions are held as investments or used to assist the Company in liquidity and asset/liability management. Total securities at June 30, 1997 were $40,377,000 compared to $42,254,000 at December 31,
1996. Securities as percent of total assets were 21.39% at June 30, 1997 compared to 23.63% at December 31, 1996. The decline in securities is a result of controlled loan growth, moderate deposit growth and level yields offered on low risk investments.

      The securities portfolio consists of two components, securities held to maturity and securities available for sale. Securities are classified as held to maturity when management has the intent and the Company has the ability at the time of purchase to hold the securities to maturity. Held to maturity securities are carried at cost, adjusted for amortization of premiums and accretion of discounts. Securities to be held for indefinite periods of time are classified as available for sale and accounted for at market value. Securities available for sale include securities that may be sold in response to changes in market interest rates, changes in the security's prepayment risk, increases in loan demand, general liquidity needs and other similar factors. The Company's recent purchases of all securities have generally been limited to securities of high credit quality with short to medium term maturities. Changes within the year in market values are reflected as changes in stockholders' equity, net of the deferred tax effect. As of June 30, 1997, the cost of the securities available for sale exceeded their market value by $271,000 ($170,000 after tax considerations).

Deposits

      The Company's main source of funds remains deposits received from individuals, governmental entities and businesses located within the Company's service area. Deposit accounts include demand deposits, savings, money market and certificates of deposit.

      Total deposits increased 4.58% between December 31, 1996 and June 30, 1997, generally in all areas, except noninterest bearing accounts. The cost of funds for the first six months of 1997 was 5.00% compared to 5.15% for the same period in 1996. The yields on all deposits declined moderately within the period. The majority of the Company's deposits are time deposits which are attractive to persons seeking high yields on their deposits but without the need for liquidity. The Company has not actively pursued deposits in excess of $100,000 due to the volatile nature of these relationships and saw only moderate increases in these deposits in the first half of 1997.

Borrowed Money

      During the first quarter of 1997, the Company borrowed $1,500,000 from the Federal Home Loan Bank (FHLB) at 5.78% per annum. In addition, short term borrowings of $1,000,000 were made in late June of 1997 from the FHLB to help manage short term liquidity requirements.

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Capital

      The Company seeks to maintain a strong capital base to expand facilities, promote public confidence, support current operations and grow at a manageable level. As of June 30, 1997, the Company's total risk based capital ratio was 18.84% which is far above the regulatory minimum of 8.0%. The ratio of total capital to total assets was 10.82% at June 30, 1997 which exceeds that of the Company's peers.

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

      At June 30, 1997 the Company had a negative gap position. This liability sensitive position typically produces an unfavorable contribution to earnings during a period of increasing rates. With the largest amount of interest sensitive assets and liabilities repricing within three years, the Company monitors these areas very closely. Early withdrawal of deposits, prepayments of loans and loan delinquencies are some of the factors that could affect actual versus expected cash flows. In addition, changes in rates on interest sensitive assets and liabilities may not be equal, which could result in a change in net interest margin. While the Company does not match each of its interest sensitive assets against specific interest sensitive liabilities, it does review its positions regularly and takes actions to reposition itself when necessary.

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

TABLE I

                                 HIGHLANDS BANKSHARES, INC.
                               NET INTEREST MARGIN ANALYSIS
                              (Dollar Amounts in Thousands)

                                      Six Months Ended                   Six Months Ended
                                        June 30, 1997                      June 30, 1996
                               Average     Income/                Average     Income/
                               Balance     Expense     Rates      Balance     Expense     Rates

Rate Related Income
  Loans
    Commercial                $  26,454   $   1,179     8.91%    $  21,565   $   1,009     9.36%
    Consumer                     26,631       1,521    11.42%       25,109       1,432    11.41%
    Real estate                  74,743       3,268     8.74%       67,195       2,982     8.88%

  Total                         127,828       5,968     9.34%      113,869       5,423     9.52%

  Federal funds sold              4,432         122     5.51%        6,642         176     5.30%
  Interest bearing deposits         808          19     4.70%          937          26     5.55%
  Investments
    Taxable                      37,571       1,186     6.31%       38,504       1,188     6.17%
    Tax exempt 1                  3,608         151     8.37%        4,180         175     8.37%

  Total Earning Assets 1        174,247       7,446     8.55%      164,132       6,988     8.52%

Interest Expense
  Demand deposits                27,622         377     2.73%       27,059         390     2.88%
  Savings                        18,370         322     3.51%       17,426         308     3.53%
  Time deposits                  98,158       2,898     5.90%       91,781       2,814     6.13%
  Other borrowed money            1,274          37     5.81%          152           4     5.26%

  Total Interest Bearing
    Liabilities                 145,424       3,634     5.00%      136,418       3,516     5.15%

  Net Interest Margin                     $   3,812                          $   3,472


  Net Yield on Interest Earning
    Assets 1                                            4.38%                              4.23%


1 On a taxable equivalent basis based on a tax rate of 34%.

TABLE I (Continued)

                                     HIGHLANDS BANKSHARES, INC.
                                   NET INTEREST MARGIN ANALYSIS
                                   (Dollar Amounts in Thousands)

                                     Three Months Ended                 Three Months Ended
                                        June 30, 1997                      June 30, 1996
                               Average     Income/                Average     Income/
                               Balance     Expense     Rates      Balance     Expense     Rates

Rate Related Income
  Loans
    Commercial                $  26,899   $     596     8.86%    $  21,904   $     512     9.34%
    Consumer                     26,839         765    11.40%       25,740         735    11.42%
    Real estate                  76,082       1,672     8.79%       66,963       1,491     8.91%

  Total                         129,820       3,033     9.35%      114,607       2,738     9.56%

  Federal funds sold              5,480          77     5.62%        6,606          87     5.27%
  Interest bearing deposits         810           9     4.44%          906          13     5.74%
  Investments
    Taxable                      37,414         595     6.36%       40,535         633     6.25%
    Tax exempt 1                  3,525          73     8.28%        4,162          86     8.27%

  Total Earning Assets 1        177,049       3,787     8.56%      166,816       3,557     8.53%

Interest Expense
  Demand deposits                28,845         195     2.70%       27,008         192     2.84%
  Savings                        18,599         164     3.53%       17,772         155     3.49%
  Time deposits                  99,700       1,480     5.94%       93,341       1,416     6.07%
  Other borrowed money            1,726          25     5.79%          150           2     5.33%

  Total Interest Bearing
    Liabilities                 148,870       1,864     5.00%      138,271       1,765     5.11%

  Net Interest Margin                     $   1,923                          $   1,792

  Net Yield on Interest Earning
    Assets 1                                            4.34%                              4.29%

1 On a taxable equivalent basis based on a tax rate of 34%.

TABLE II

                                     HIGHLANDS BANKSHARES, INC.
                                 INTEREST RATE SENSITIVITY ANALYSIS
                                            JUNE 30, 1997
                                      (In Thousands of Dollars)

                             1 - 90     91 - 365     1 to 3      3 to 5     More than
                              Days        Days        Years       Years      5 Years      Total
EARNINGS ASSETS

  Loans                     $  17,527   $  39,551   $  47,286   $   9,914   $  16,825   $ 131,103
  Fed funds sold                6,093                                                       6,093
  Securities                    4,469       8,361      15,284       6,586       5,677      40,377
  Time deposits in other
    banks                         267         200         100                                 567

  Total                        28,356      48,112      62,670      16,500      22,502     178,140


INTEREST BEARING LIABILITIES

  Transaction accounts         15,436                                                      15,436
  Money market savings         13,488                                                      13,488
  Savings accounts             19,433                                                      19,433
  Time deposits more
    than $100,000               4,694      11,979       3,440       1,149         100      21,362
  Time deposits less
    than $100,000              18,874      37,237      18,775       4,440                  79,326
  Other borrowed money          2,504          13          39          44          33       2,633

  Total                        74,429      49,229      22,254       5,633         133     151,678

Rate sensitivity GAP          (46,073)     (1,117)     40,416      10,867      22,369      26,462

Cumulative GAP                (46,073)    (47,190)     (6,774)      4,093      26,462

Gap as a % of rate
  sensitive assets             (25.86%)    (26.49%)     (3.80%)      2.30%      14.85%

Assumes all transaction, money market and savings deposit accounts reprice within 90 days.

Part II   Other Information

Item 1.   Legal Proceedings -               Not Applicable

Item 2.   Changes in Securities -           Not Applicable

Item 3.   Defaults Upon Senior Securities - Not Applicable

Item 4.   Submission of Matters to a Vote
          of Security Holders -             On April 8, 1997, the
                                            stockholders held their annual
                                            meeting.  The following item
                                            was approved by the
                                            shareholders by the required
                                            majority:

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

                                                 27     Financial Data
                                                        Schedule attached

                                            (b)  Reports on Form 8-K filed
                                                 during the six months
                                                 ended June 30, 1997.

                                                 None

                               EXHIBIT INDEX


Exhibit
 Index                                                          Page Number

   27     Financial Data Schedule for the quarter ending
          June 30, 1997                                             21

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



Date August 12, 1997