Form 10QSB
period 1997-09-30
HIGHLANDS BANKSHARES INC /WV/
filed 1997-11-13
CIK 756862

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                  FORM 10-QSB



                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934


For the quarter ended                         Commission File No.   0-16761
  September 30, 1997

                          HIGHLANDS BANKSHARES, INC.


           West Virginia                                      55-0650793
(State or Other Jurisdiction of                             (I.R.S. Employer
 Incorporation or Organization)                           Identification No.)


                                 P. O. Box 929
                       Petersburg, West Virginia  26847

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

                Class                      Outstanding at September 30, 1997
Common Stock, par value - $5                            501,898 shares

                          HIGHLANDS BANKSHARES, INC.


                                     INDEX

                                                                        Page

PART I   FINANCIAL INFORMATION                                            2

Item 1.  Financial Statements

         Consolidated Statements of Income - Nine Months Ended
         September 30, 1997 and 1996                                      2

         Consolidated Statements of Income - Three Months Ended
         September 30, 1997 and 1996                                      3

         Consolidated Balance Sheets - September 30, 1997 and
         December 31, 1996                                                4

         Consolidated Statements of Cash Flows - Nine Months Ended
         September 30, 1997 and 1996                                      5

         Consolidated Statements of Changes in Stockholders' Equity -
         Nine Months Ended September 30, 1997 and 1996                    6

         Notes to Consolidated Financial Statements                       7


Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                    9


PART II  OTHER INFORMATION                                               19

Item 1.  Legal Proceedings                                               19

Item 2.  Changes in Securities                                           19

Item 3.  Defaults upon Senior Securities                                 19

Item 4.  Submission of Matters to a Vote of Security Holders             19

Item 5.  Other Information                                               19

Item 6.  Exhibit and Reports on Form 8K                                  19


         SIGNATURES                                                      22

Part I Financial Information
Item 1 Financial Statements

                          HIGHLANDS BANKSHARES, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                           (In Thousands of Dollars)

                                                          Nine Months Ended
                                                             September 30,
                                                          1997        1996

Interest Income
   Interest and fees on loans                           $ 9,071     $ 8,240
   Interest on federal funds sold                           206         234
   Interest on time deposits                                 26          38
   Interest and dividends on investment securities
     Taxable                                              1,771       1,856
     Nontaxable                                             142         170
                                                         ------      ------

   Total Interest Income                                 11,216      10,538
                                                         ------      ------

Interest Expense
   Interest on time deposits over $100,000                1,010         905
   Interest on other deposits                             4,473       4,397
   Interest on borrowed money                                68           6
                                                         ------      ------

   Total Interest Expense                                 5,551       5,308
                                                         ------      ------

Net Interest Income                                       5,665       5,230

Provision for Loan Losses                                   135         105
                                                         ------      ------

Net Interest Income after Loan Losses                     5,530       5,125
                                                         ------      ------

Noninterest Income
   Service charges                                          217         174
   Other                                                    288         272
   Investment security gains (losses)                         6          (2)
                                                         ------      ------

   Total Noninterest Income                                 511         444
                                                         ------      ------

Noninterest Expense
   Salaries and employee benefits                         2,141       1,829
   Occupancy expense                                        181         189
   Equipment expense                                        330         261
   Data processing expense                                  326         286
   Other                                                    874         765
                                                         ------      ------

   Total Noninterest Expense                              3,852       3,330
                                                         ------      ------

Income before Income Taxes                                2,189       2,239

Provision for Income Taxes                                  742         696
                                                         ------      ------

Net Income                                             $  1,447    $  1,543
                                                         ======      ======

Per Share Data

   Net Income                                          $   2.86    $   3.00
                                                        =======     =======

   Cash Dividends                                      $    .75    $    .54
                                                        =======     =======

Weighted Average Common Shares Outstanding              505,143     514,066
                                                        =======     =======

       The accompanying notes are an integral part of these statements.

                          HIGHLANDS BANKSHARES, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                           (In Thousands of Dollars)


                                                         Three Months Ended
                                                             September 30,
                                                          1997       1996

Interest Income
   Interest and fees on loans                           $ 3,103     $ 2,817
   Interest on federal funds sold                            84          58
   Interest on time deposits                                  7          12
   Interest and dividends on investment securities
     Taxable                                                585         668
     Nontaxable                                              47          56
                                                         ------      ------

   Total Interest Income                                  3,826       3,611
                                                         ------      ------

Interest Expense
   Interest on time deposits over $100,000                  349         318
   Interest on other deposits                             1,537       1,472
   Interest on borrowed money                                31           2
                                                         ------      ------

   Total Interest Expense                                 1,917       1,792
                                                         ------      ------

Net Interest Income                                       1,909       1,819

Provision for Loan Losses                                    45          45
                                                         ------      ------

Net Interest Income after Loan Losses                     1,864       1,774
                                                         ------      ------

Noninterest Income
   Service charges                                           77          66
   Other income                                             108          95
   Investment security gains (losses)                        (1)          6
                                                         ------      ------

   Total Noninterest Income                                 184         167
                                                         ------      ------

Noninterest Expense
   Salaries and employee benefits                           726         623
   Occupancy expense                                         62          83
   Equipment expense                                        111         125
   Data processing                                          109          98
   Other                                                    295         265
                                                         ------      ------

   Total Noninterest Expense                              1,303       1,194
                                                         ------      ------

Income before Income Taxes                                  745         747

Provision for Income Taxes                                  261         214
                                                         ------      ------

Net Income                                             $    484    $    533
                                                         ======      ======

Per Share Data

   Net Income                                          $    .96    $   1.04
                                                         ======      ======

   Cash Dividends                                      $    .25    $    .18
                                                         ======      ======

Weighted Average Common Shares Outstanding              501,898     514,066
                                                        =======     =======

       The accompanying notes are an integral part of these statements.

                          HIGHLANDS BANKSHARES, INC.
                          CONSOLIDATED BALANCE SHEETS
                           (In Thousands of Dollars)

                                                    September 30, December 31,
                                                         1997        1996
     ASSETS

Cash and due from banks                                $  3,495    $  3,195
Federal funds sold                                        7,070       2,494
Time deposits in other banks                                653         834
Securities held to maturity (note 2)                      7,429       8,559
Securities available for sale (note 3)                   31,902      33,056
Other investments                                           715         639
Loans, net of unearned interest (note 4)                133,374     124,600
   Less allowance for loan losses (note 5)               (1,331)     (1,257)
                                                        -------     -------

   Net Loans                                            132,043     123,343

Bank premises and equipment                               4,828       4,526
Interest receivable                                       1,545       1,362
Deferred income tax benefit                                 294         275
Other assets                                                491         564
                                                        -------     -------

   Total Assets                                        $190,465    $178,847
                                                        =======     =======

     LIABILITIES

Deposits:
   Noninterest bearing
     Demand deposits                                   $ 15,000    $ 15,416
   Interest bearing
     Money market and checking                           16,348      14,132
     Money market savings                                12,614      12,975
     Savings                                             19,539      17,994
     Time deposits over $100,000                         23,411      20,859
     All other time deposits                             79,833      75,733
                                                        -------     -------

   Total Deposits                                       166,745     157,109

Borrowed money                                            1,163         142
Accrued expenses and other liabilities                    1,687       1,367
                                                        -------     -------

   Total Liabilities                                    169,595     158,618
                                                        -------     -------

   STOCKHOLDERS' EQUITY

Common stock ($5 par value, 1,000,000 shares
   authorized, 546,764 shares issued)                     2,734       2,734
Surplus                                                   1,662       1,662
Retained earnings                                        17,546      16,478
Net unrealized loss on securities available for sale        (80)       (151)
                                                        -------     -------

                                                         21,862      20,723
Treasury stock (at cost, 44,866 shares in 1997 and
   32,698 shares in 1996)                                  (992)       (494)
                                                        -------     -------

   Total Stockholders' Equity                            20,870      20,229
                                                        -------     -------

   Total Liabilities and Stockholders' Equity          $190,465    $178,847
                                                        =======     =======

       The accompanying notes are an integral part of these statements.

                          HIGHLANDS BANKSHARES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (In Thousands of Dollars)

                                                          Nine Months Ended
                                                            September 30,
                                                          1997        1996

Cash Flows from Operating Activities:
   Net income                                           $ 1,447     $ 1,543
   Adjustments to reconcile net income to net
     cash provided by operating activities:
       Investment securities losses (gains)                  (6)          2
       Depreciation                                         284         166
       Net amortization                                      (6)         65
       Provision for loan losses                            135         105
       Increase in interest receivable                     (184)       (175)
       Decrease in other assets                              11         136
       Increase in accrued expenses                         320         278
                                                         ------      ------

   Net Cash Provided by Operating Activities              2,001       2,120
                                                         ------      ------

Cash Flows from Investing Activities:
   Proceeds from sale of securitie
     available for sale                                               1,260
   Proceeds from maturities of securities
     available for sale                                   6,539      10,479
   Proceeds from maturities of securities
     held to maturity                                     1,002       1,977
   Net change in time deposits in other banks               181          73
   Purchase of securities available for sale             (5,206)    (19,124)
   Purchase of securities held to maturity                             (620)
   Net change in loans to customers                      (8,834)     (6,160)
   Net change in federal funds sold                      (4,576)      2,423
   Purchase of property and equipment                      (587)       (315)
   Construction in progress payments                                   (280)
                                                         ------      ------

   Net Cash Consumed by Investing Activities            (11,481)    (10,287)
                                                        -------     -------

Cash Flows from Financing Activities:
   Net increase in deposits                               9,636       8,562
   Other borrowed money                                   1,021         (11)
   Payment of dividends                                    (380)       (278)
   Purchase of treasury stock                              (498)
                                                         ------

   Net Cash Provided by Financing Activities              9,779       8,273
                                                         ------      ------

Net Increase in Cash and Cash Equivalents                   299         106

Cash and Cash Equivalents, Beginning of Period            3,196       3,287
                                                         ------      ------

Cash and Cash Equivalents, End of Period                $ 3,495     $ 3,393
                                                         ======      ======

Supplementary Disclosures:
   Cash paid for:
     Income taxes                                       $   679     $   698
     Interest expense                                     5,452       5,277

       The accompanying notes are an integral part of these statements.

                          HIGHLANDS BANKSHARES, INC.
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                           (In Thousands of Dollars)


                                                          Nine Months Ended
                                                            September 30,
                                                         1997        1996

Balance, beginning of period                            $20,229     $18,862

Net income for period                                     1,447       1,543
Cash dividends                                             (380)       (278)
Change in unrealized gain (loss) on
   securities available for sale                             72        (302)
Purchase of treasury stock                                 (498)
                                                         ------      ______

Balance, end of period                                  $20,870     $19,825
                                                         ======      ======


       The accompanying notes are an integral part of these statements.

                          HIGHLANDS BANKSHARES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1    ACCOUNTING PRINCIPLES:

             The consolidated financial statements conform to generally accepted accounting principles and to general industry practices. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 1997, and the results of operations for the nine and three month periods ended September 30, 1997 and 1996. The notes included herein should be read in conjunction with the notes to financial statements included in the 1996 annual report to stockholders of Highlands Bankshares, Inc.


NOTE 2    SECURITIES HELD TO MATURITY:

             The amortized cost and market value of securities held to maturity as of September 30, 1997 and December 31, 1996, are as follows:

                                              1997               1996
                                      --------------------------------------
                                       Amortized Market   Amortized  Market
                                         Cost    Value       Cost    Value

          US Treasury securities and
            obligations of US government
            corporations and agencies   $ 3,982  $ 3,994    $4,741  $ 4,768
          Obligations of states and
            political subdivisions        3,447    3,529     3,818    3,852
                                         ------   ------     -----   ------

            Total                       $ 7,429  $ 7,523    $8,559  $ 8,620
                                         ======   ======     =====   ======


NOTE 3    SECURITIES AVAILABLE FOR SALE:

             The amortized cost and market value of securities available for sale as of September 30, 1997 and December 31, 1996, are as follows:

                                              1997                    1996
                                      --------------------------------------
                                       Amortized Market   Amortized  Market
                                         Cost    Value      Cost     Value

          US Treasury securities and
            obligations of US government
            corporations and agencies   $30,792  $30,845    $32,161 $32,110
          Obligations of states and
            political subdivisions          100       99
          Other investments               1,136      958      1,136     946
                                         ------   ------      -----  ------

            Total                       $32,028  $31,902    $33,297 $33,056
                                         ======   ======     ======  ======

                          HIGHLANDS BANKSHARES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 4    LOANS OUTSTANDING:

             A summary of loans outstanding as of September 30, 1997 and December 31, 1996, is as follows:

                                                        1997       1996

          Commercial                                  $26,728    $ 25,104
          Real estate-construction                      2,083       2,158
                     - mortgages                       75,945      70,829
          Consumer installment                         31,154      28,693
                                                       ------     -------

            Total                                     135,910     126,784
          Unearned interest                            (2,536)     (2,184)
                                                       ------     -------

            Net loans outstanding                     $133,374   $124,600
                                                       =======    =======


NOTE 5    ALLOWANCE FOR LOAN LOSSES:

             A summary of transactions in the allowance for loan losses for the nine months ended September 30, 1997 and 1996, follows:

                                                        1997       1996

          Balance, beginning of period                $ 1,257    $  1,319
          Provisions charged to operating expenses        135         105
          Loan recoveries                                 121         101
          Loan charge-offs                               (182)       (260)
                                                       ------     -------

          Balance, end of period                      $ 1,331    $  1,265
                                                       ======     =======

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Overview

    Year to Date Operations

    The Company's nine month income of $1,447,000 represents a 6.22% decline in total earnings and a decline of 4.67% in earnings per share compared to 1996. Earnings represented a return of 9.38% on average equity for the first nine months of 1997 compared to 10.64% for the same period in 1996. Returns on average assets outstanding for the nine month period ending September 30, 1997 and 1996 were 1.04% and 1.19%, respectively. The decline in earnings was due to the costs associated with the opening of two new branch locations and a state refund which was received in 1996 but did recur in 1997.

    The tax equivalent net interest income increased by $426,000 in 1997 to $5,748,000 as compared to 1996. A healthy increase in the level of net earning assets and a slight increase in the net interest spread were responsible for the improvement. The increase in earning assets is attributable to a 12.43% increase in average loans outstanding, primary commercial and real estate. The funding of the asset growth was from deposits of local customers and funds borrowed from the Federal Home Loan Bank.

    Noninterest income increased 15.09% in 1997 compared to 1996 due mainly to an increase in service charge income. Noninterest expenses increased 15.68% in 1997 due mainly to the additions of new branches in Keyser and Baker and the costs associated with their start up.

    Quarter Ending September 30 Operations

    Net income for the quarter ending September 30, 1997 declined 7.32% when compared to 1996 operations. Increases in personnel and other expenses resulting from new branch operations were the primary reason for the increase. Income tax expense increased due to a refund received in 1996 that did not recur in 1997. Offsetting these cost increases were a 10.18% increase in nonoperating income and a 4.65% increase in the tax equivalent net interest margin.

Net Interest Income

    Year to Date Operations

    The Company's net interest margin on a tax equivalent basis was $5,748,000 in the first nine months of 1997 compared to $5,322,000 for 1996. The 8.00% increase was due to an increase in net average earning assets (earning assets less interest bearing liabilities) and an increased spread (the difference in rates earned on assets and paid on liabilities) from 3.40% in 1996 to 3.53% in 1997. Average loans outstanding grew by 12.43% from 1996 to 1997. This growth reflects good local and national economic conditions, moderate interest rates and expanded banking facilities. The overall costs of funds reflects the high level of competition for deposits in the tri-county area which has traditionally paid higher rates on deposits than larger statewide financial institutions. The deposit increase represents growth in all types of accounts (except noninterest bearing accounts) and has been obtained from customers in the immediate service areas.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


Net Interest Income (Continued)

    Year to Date Operations (Continued)

    Loans outstanding at September 30, 1997 increased 11.02% over amounts at September 30, 1996 and 9.39% on annualized basis since December 31, 1996. The loan increase has been the result of opening branches in new market areas and a concerted effort to increase lending in existing markets. Loan growth has been funded primarily by deposit growth with a slight decline in the level of security investments since December 31, 1996. The increase in the tax equivalent net interest margin for 1997 over the 1996 amounts is the result of slight declines in the costs of funds on all types of deposit accounts and an annualized growth in earning assets of 8.59%. Barring any future increases in interest rates by the Federal Reserve Bank, the Company anticipates its net interest margin remaining stable or increasing slightly as rates paid on deposits are expected to remain stable or decline slightly over the next twelve months and returns on and the levels of earning assets are expected to increase slightly during this period.

    Quarter Ending September 30 Operations

    The Company's net interest income on a tax equivalent basis of $1,936,000 was 4.31% of earning assets for the quarter ending September 30, 1997 compared to $1,850,000 (4.38% of earning assets) for the same period in 1996. Increased income from loans was the result of increases in volume as the level of average loans outstanding rose in the period and market rates dropped. Yields on investment securities and short term investments fluctuated little from 1996 operations. A decrease in rates paid on interest bearing liabilities was offset by a decline in the yields on loans. The result was a slight drop in the net interest margin percentage from 4.38% to 4.31%. The Company expects future deposit rates to remain stable or decline slightly in the last quarter of 1997 as local rates on deposits move towards those of state and national competition. Rates on loans will be heavily influenced by the local economy and to a lesser degree by national policy changes.

    A complete yield analysis is shown as Table I on page 17.

Noninterest Income

    Year to Date Operations

    Noninterest income for the year to date ending September 30, 1997 increased 15.09% from year to date amounts at September 30, 1996. An increase in service charge income of 24.71% was the result of a new fee structure on deposit accounts. Additionally, the prior year saw a small loss of $2,000 on security transactions while the current year saw a gain of $6,000 on such transactions.

    Quarter Ending September 30 Operations

    Noninterest income for the quarter ending September 30, 1997 increased 10.18% compared to 1996 operations as the result of higher service charges (explained above) and increased income from insurance operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


Noninterest Expenses

    Year to Date Operations

    Overall, noninterest expense increased 15.68% in the first nine months of 1997 when compared to the same period in 1996. Personnel expenses increased 17.06% as the result of an increase in the equivalent number of employees. Occupancy and equipment expenses increased 13.56% as the result of new branch locations and expanded facilities in other areas. Data processing expenses increased by 13.99% as a result of asset growth, additional phone lines at branch locations and a higher fee agreement with the service provider. Other noninterest expenses increased by 14.25% due to asset growth and expansion. While the increase in noninterest expenses of 15.68% is higher than the 7.20% increase in assets, the increase reflects management's willingness to invest in new site locations and expand its geographical area of operations. Most new branch locations take one to three years to attain profitability and management feels this timetable will be true for the two locations that have been added within the last year.

    Quarter Ending September 30 Operations

    Overall, noninterest expenses increased 9.13% for the quarter ending September 30, 1997 compared to the quarter ending September 30, 1996. The reasons for the quarterly increase are the same as for the year-to-date increases and the percentage increases for the quarters are relatively the same as the year-to-date increases.

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

    Loans outstanding increased $8,774,000 or 7.04% in the first nine months in 1997. The bulk of this increase was in real estate mortgage loans with smaller increases in other types of loans. The loan to deposit ratio was 79.99% at September 30, 1997 compared to 79.31% at December 31, 1996. Management believes this level of lending activity is satisfactory to generate adequate earnings without undue credit risk. Loan demand is expected to remain satisfactory in the near future with any growth a function of local and national economic conditions.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


Asset Quality

    Nonperforming loans include nonaccrual loans, loans 90 days or more past due and restructured loans. Nonaccrual loans are loans on which interest accruals have been suspended or discontinued permanently. Restructured loans are loans on which the original interest rate or repayment terms have been changed due to financial hardship of the borrower. The Company had $92,000 of nonperforming loans at September 30, 1997 compared to zero at June 30, 1997 and December 31, 1996.

    Real estate acquired through foreclosure was $95,000 at September 30, 1997 compared to $160,000 at December 31, 1996. All foreclosed property held at September 30, 1997 was in the Company's primary service area. The Company's practice is to value real estate acquired through foreclosure at the lower of
(i) an independent current appraisal or market analysis less anticipated costs of disposal, or (ii) the existing loan balance. The Company is actively marketing all foreclosed real estate and does not anticipate material write-downs in value before disposition.

    An inherent risk in the lending of money is that the borrower will not be able to repay the loan under the terms of the original agreement. The allowance for loan losses (see subsequent section) provides for this risk and is reviewed periodically for adequacy. This review also considers concentrations of loans in terms of geography, business type or level of risk. While lending is geographically diversified within the service area, the Company does have some concentration of loans in the area of agriculture (primarily poultry farming), timber and related industries. Management recognizes these concentrations and considers them when structuring its loan portfolio. As of September 30, 1997, management is not aware of any significant potential problem loans in which the debtor is currently meeting their obligations as stated in the loan agreement but which may change in future periods.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


Allowance for Loan Losses (Continued)

    The provision for credit losses and changes in the allowance for credit losses are shown below (in thousands of dollars).

                                       Quarter Ended    Nine Months Ended
                                       September 30,       September 30,
                                       1997     1996       1997     1996

    Balance, beginning of period     $ 1,290  $ 1,305    $ 1,257  $ 1,319
    Net charge-offs (recoveries)
      Charge-offs                         32      121        182      260
      Recoveries                         (28)     (36)      (121)    (101)
                                      ------   ------     ------   ------

    Total net charge-offs *                4       85         61      159
    Provision for credit losses           45       45        135      105
                                      ------   ------     ------   ------

      Balance, End of Period         $ 1,331  $ 1,265    $ 1,331  $ 1,265
                                      ======   ======     ======   ======

   * Components of net charge-offs:
      Rest estate - construction                    6                  (1)
                  - mortgages              1                   8       20
      Commercial                          (3)      39         13       44
      Installment                          6       40         40       96
                                         ---   ------       ----     ----
      Total                          $     4   $   85    $    61  $   159
                                      ======   ======     ======   ======


    The allowance for credit losses, of $1,331,000 at September 30, 1997, was up $41,000 from its level at June 30, 1997, and up $74,000 from December 31, 1996 levels. The allowance was equal to 1.00%, .98% and 1.01% of total loans at September 30, 1997, June 30, 1997 and December 31, 1996, respectively. The Company believes that its allowance must be viewed in its entirety and, therefore, is available for potential credit losses in its entire portfolio, including loans, credit-related commitments and other financial instruments. In the opinion of management, the allowance, when taken as a whole, is adequate to absorb reasonably estimated credit losses inherent in the Company's portfolio.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


Securities

     The Company's securities portfolio serves numerous purposes. Portions of the portfolio may secure certain public and trust deposits. The remaining portions are held as investments or used to assist the Company in liquidity and asset/liability management. Total securities at September 30, 1997 were $40,046,000 compared to $42,254,000 at December 31, 1996. Securities as percent of total assets were 21.03% at September 30, 1997 compared to 23.63% at December 31, 1996. The decline in securities is a result of controlled loan growth, increases in short term investments and moderate deposit growth investments.

     The securities portfolio consists of two components, securities held to maturity and securities available for sale. Securities are classified as held to maturity when management has the intent and the Company has the ability at the time of purchase to hold the securities to maturity. Held to maturity securities are carried at cost, adjusted for amortization of premiums and accretion of discounts. Securities to be held for indefinite periods of time are classified as available for sale and accounted for at market value. Securities available for sale include securities that may be sold in response to changes in market interest rates, changes in the security's prepayment risk, increases in loan demand, general liquidity needs and other similar factors. The Company's recent purchases of all securities have generally been limited to securities of high credit quality with short to medium term maturities. Changes within the year in market values are reflected as changes in stockholders' equity, net of the deferred tax effect. As of September 30, 1997, the cost of the securities available for sale exceeded their market value by $126,000 ($80,000 after tax considerations).

Deposits

     The Company's main source of funds remains deposits received from individuals, governmental entities and businesses located within the Company's service area. Deposit accounts include demand deposits, savings, money market and certificates of deposit.

     Total deposits increased 6.13% between December 31, 1996 and September 30, 1997, generally in all areas, except noninterest bearing accounts. The cost of funds for the first nine months of 1997 was 5.02% compared to 5.15% for the same period in 1996. The yields on all deposits declined moderately within the period. The majority of the Company's deposits are time deposits which are attractive to persons seeking high yields on their deposits but without the need for liquidity. The Company has not actively pursued deposits in excess of $100,000 due to the volatile nature of these relationships and saw only moderate increases in these deposits in the first nine months of 1997.

Borrowed Money

     During the first quarter of 1997, the Company borrowed $1,500,000 from the Federal Home Loan Bank (FHLB) at 5.78% per annum. This amount was repaid in the third quarter of 1997. In addition, short term borrowings of $1,000,000 (which remain outstanding at September 30, 1997) were made in late June of 1997 from the FHLB to help manage short term liquidity requirements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


Capital

     The Company seeks to maintain a strong capital base to expand facilities, promote public confidence, support current operations and grow at a manageable level. As of September 30, 1997, the Company's total risk based capital ratio was 18.59% which is far above the regulatory minimum of 8.0%. The ratio of total capital to total assets was 10.96% at September 30, 1997 which exceeds that of the Company's peers.

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

     In March of 1997, the Company repurchased 12,168 shares of common stock from the estate of a large shareholder. The shares will be held as treasury stock and used to fund contributions to an employee stock ownership plan or for other corporate purposes. The total purchase price of this stock was $498,888.

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

     At September 30, 1997 the Company had a negative gap position. This liability sensitive position typically produces an unfavorable contribution to earnings during a period of increasing rates. With the largest amount of interest sensitive assets and liabilities repricing within three years, the Company monitors these areas very closely. Early withdrawal of deposits, prepayments of loans and loan delinquencies are some of the factors that could affect actual versus expected cash flows. In addition, changes in rates on interest sensitive assets and liabilities may not be equal, which could result in a change in net interest margin. While the Company does not match each of its interest sensitive assets against specific interest sensitive liabilities, it does review its positions regularly and takes actions to reposition itself when necessary.

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

Table I

                                                 HIGHLANDS BANKSHARES, INC.
                                                NET INTEREST MARGIN ANALYSIS
                                                (Dollar Amounts in Thousands)

                                      Nine Months Ended                   Nine Months Ended
                                      September 30, 1997                  September 30, 1996

                                 Average    Income/                  Average    Income/
                                 Balance    Expense      Rates       Balance    Expense      Rates

Rate Related Income
   Loans
     Commercial                  $ 26,549    $  1,781      8.94%     $ 21,843    $  1,528      9.33%
     Consumer                      27,035       2,314     11.41%       25,503       2,188     11.44%
     Real Estate                   75,822       4,976      8.75%       67,749       4,524      8.90%
                                  -------     -------    ------       -------     -------    ------

     Total                        129,406       9,071      9.35%      115,095       8,240      9.54%

   Federal funds sold               4,906         206      5.60%        5,764         234      5.41%
   Interest bearing deposits          715          26      4.85%          927          38      5.47%
   Investments
     Taxable                       37,372       1,771      6.32%       39,747       1,856      6.23%
     Tax exempt (1)                 3,592         225      8.35%        4,174         262      8.37%
                                  -------     -------    ------       -------     -------    ------

   Total Earning Assets (1)       175,991      11,299      8.55%      165,707      10,630      8.55%
                                  -------     -------    ------       -------     -------    ------

Interest Expense
   Demand deposits                 27,706         587      2.82%       26,764         583      2.90%
   Savings                         18,541         489      3.52%       17,487         464      3.54%
   Time deposits                   99,722       4,407      5.89%       93,102       4,255      6.09%
   Other borrowed money             1,517          68      5.98%          150           6      5.33%
                                  -------     -------    ------       -------     -------    ------

   Total Interest Bearing
     Liabilities                  147,486       5,551      5.02%      137,503       5,308      5.15%
                                  -------     -------    ------       -------     -------    ------


      Net Interest Margin                    $  5,748                             $ 5,322
                                              =======                              ======

Net Yield on Interest
   Earning Assets (1)                                      4.35%                               4.28%
                                                         ======                              ======

(1) Yields are on a taxable equivalent basis using an assumed tax rate of 34%.


                                                HIGHLANDS BANKSHARES, INC.
                                                NET INTEREST MARGIN ANALYSIS
                                                (Dollar Amounts in Thousands)

                                         Three Months Ended                  Three Months Ended
                                         September 30, 1997                  September 30, 1996

                                   Average     Income/                Average      Income/
                                   Balance     Expense    Rates       Balance      Expense    Rates

Rate Related Income
   Loans
     Commercial                  $ 26,739    $    602      9.00%     $22,399     $    519      9.27%
     Consumer                      27,843         793     11.39%      26,291          756     11.50%
     Real Estate                   77,980       1,708      8.76%      68,857        1,542      8.96%
                                  -------     -------    ------       ------      -------    ------

     Total                        132,562       3,103      9.36%     117,547        2,817      9.59%

   Federal funds sold               5,854          84      5.74%        4,008          58      5.79%
   Interest bearing deposits          529           7      5.29%          907          12      5.29%
   Investments
     Taxable                       36,974         585      6.33%       42,233         668      6.33%
     Tax exempt (1)                 3,560          74      8.31%        4,162          87      8.36%
                                  -------     -------    ------       -------     -------    ------

   Total Earning Assets (1)       179,479       3,853      8.59%      168,857       3,642      8.63%
                                  -------     -------    ------       -------     -------    ------

Interest Expense
   Demand deposits                 27,874         210      3.01%       26,174         193      2.95%
   Savings                         18,883         167      3.54%       17,609         156      3.54%
   Time deposits                  102,850       1,509      5.87%       95,744       1,441      6.02%
   Other borrowed money             2,003          31      6.19%          146           2      5.48%
                                  -------     -------    ------       -------     -------    ------

   Total Interest Bearing
     Liabilities                  151,610       1,917      5.06%      139,673       1,792      5.13%
                                  -------     -------    ------       -------     -------    ------

      Net Interest Margin                    $  1,936                            $  1,850
                                              =======                             =======

Net Yield on Interest
      Earning Assets (1)                                    4.31%                               4.38%
                                                          ======                              ======

(1) Yields are on a taxable equivalent basis using an assumed tax rate of 34%.


TABLE II


                                    HIGHLANDS BANKSHARES, INC.
                                INTEREST RATE SENSITIVITY ANALYSIS
                                        SEPTEMBER 30, 1997
                                    (In Thousands of Dollars)


                                   1 - 90    91 - 365      1 to 3        3 to 5  More than
                                    Days       Days         Years        Years   5 Years        Total

EARNINGS ASSETS

   Loans                          $19,259     $ 40,896     $ 44,732     $ 10,774   $17,713     $133,374
   Fed funds sold                   7,070                                           7,070
   Securities                       6,983        6,645       16,375        5,098    4,945       40,046
   Time deposits in
     other banks                      153          400          100                               653
                                   ------      -------      -------      -------   ------       ------

   Total                           33,465       47,941       61,207       15,872   22,658      181,143
                                  -------      -------      -------      ------- --------   ----------



INTEREST BEARING LIABILITIES

   Transaction accounts            16,348                                                       16,348
   Money market accounts           12,614                                                       12,614
   Savings accounts                19,539                                                       19,539
   Time deposits more
     than $100,000                  2,387       12,384        6,751    1,889                    23,411
   Time deposits less
     than $100,000                 12,444       37,329       25,176    4,544         340        79,833
   Other borrowed money             1,005           14           42       48          54         1,163
                                   ------      -------      -------  -------      ------        ------

   Total                           64,337       49,727       31,969    6,481         394       152,908
                                  -------      -------      -------   ------       -----    ----------


Rate sensitivity GAP              (30,872)      (1,786)      29,238   9,391       22,264        28,235

Cumulative GAP                    (30,872)     (32,658)      (3,420)  5,971       28,235

GAP as a percentage
   of rate sensitive assets       (17.04%)     (18.03%)      (1.89%)   3.29%       15.58%



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

                                            3 (ii) Bylaws of Highlands Bank-
                                                   shares, Inc. are incorporated
                                                   by reference to Appendix D to
                                                   Highlands Bankshares, Inc.'s
                                                   Form S-4 filed October 20,
                                                   1986.

                                            27     Financial Data Schedule
                                                   attached

                                       (b)  Reports on Form 8-K filed during the
                                            nine months ended September 30,
                                            1997.

                                            None

                                 EXHIBIT INDEX



Exhibit
 Index                                                            Page Number

  27       Financial Data Schedule for the quarter ending
           September 30, 1997                                          21

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





Date   November 12, 1997