Form 10KSB
period 1997-12-31
HIGHLANDS BANKSHARES INC /WV/
filed 1998-03-30
CIK 756862

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                  FORM 10-KSB

        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

For fiscal year ended December 31, 1997      Commission file number:  0-16761

                          Highlands Bankshares, Inc.
            (Exact name of registrant as specified in its charter)

              West Virginia                              55-0650743
     (State or other jurisdiction of                  (I.R.S. Employer
     incorporation or organization)                  Identification No.)

                P. O. Box 929, Petersburg, West Virginia  26847
              (Address of principal executive offices) (Zip Code)

        Issuer's telephone number including area code:  (304) 257-4111

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

    Issuer's revenues for its most recent fiscal year:  $15,655,000

    State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: As of March 1, 1998 - most recent bid price $53.00 most recent ask price $55.00

    State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of March 1, 1998 - 501,898

                     DOCUMENTS INCORPORATED BY REFERENCE:

    Proxy Statement of Highlands Bankshares, Inc. filed via Form DEF 14A on March 18, 1998.

                           LOCATION OF EXHIBIT INDEX

    The index of exhibits is contained in Part IV herein on pages 46-47.

    TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT  YES         NO   X

                               FORM 10-KSB INDEX



Page
Part I

Item  1.  Description of Business                                        3
          General
          Services Offered by the Banks
          Employees
          Competition
          Regulation and Supervision

Item  2.  Description of Properties                                      4

Item  3.  Legal Proceedings                                              5

Item  4.  Results of Votes of Security Holders                           5


Part II

Item  5.  Market for Registrant's Common Equity and
          Related Stockholder Matters                                    5

Item  6.  Management's Discussion and Analysis of Financial
          Condition and Results of Operation                             6

Item  7.  Financial Statements                                          24

Item  8.  Changes in and Disagreement with Accountants on
          Accounting and Financial Disclosure                           46


Part III

Item  9.  Directors and Executive Officers                              46

Item 10.  Executive Compensation                                        46

Item 11.  Security Ownership of Certain Beneficial Owners
          and Management                                                46

Item 12.  Certain Relationships and Related Transactions                46


Part IV

Item 13.  Exhibits and Reports on Form 8-K                              46

Signatures                                                              48

Part I

Item 1. Description of Business

    General

    Highlands Bankshares, Inc. (Highlands), incorporated under the laws of West Virginia in 1985, is a multi-bank holding company subject to the provisions of the Bank Holding Company Act of 1956, as amended, and owns 100% of the outstanding stock of its subsidiary banks, The Grant County Bank and Capon Valley Bank (hereinafter referred to as the "Banks") and its life insurance subsidiary, HBI Life Insurance Company (HBI Life). Capon Valley Bank became a member of Highlands effective July 1, 1987, in a combination accounted for as a pooling of interests.

    The Grant County Bank was chartered on May 20, 1902, and Capon Valley Bank was chartered on July 1, 1918. Both are state banks chartered under the laws of the State of West Virginia. HBI Life was chartered in April 1988 under the laws of the State of Arizona.

    Services Offered by the Banks

    The banks offer all services normally offered by a full service commercial bank, including commercial and individual demand and time deposit accounts, commercial and individual loans, drive-in banking services and automatic teller machine banking. No material portion of the banks' deposits have been obtained from a single or small group of customers and the loss of the deposits of any one customer or of a small group of customers would not have a material adverse effect on the business of the banks. Credit life accident and health insurance are sold to customers of the subsidiary banks through HBI Life Insurance Company.

    Employees

    As of December 31, 1997, The Grant County Bank had 43 full time equivalent employees and Capon Valley Bank had 36 full time equivalent employees. No person is employed by Highlands or HBI Life on a full time basis.

    Competition

    The banks' primary trade area is generally defined as Grant County, Hardy County, Mineral County and the northern part of Pendleton County. This area includes the cities of Petersburg, Wardensville, Moorefield and Keyser and several rural towns. The banks compete with three state chartered banks and two national banks. No financial institution has been chartered in the area within the last five years although branches of state and nationally chartered banks have located in this area within this time period. Competition for new loans and deposits in the banks' service area is quite intense and all competition has been forced to pay rates on deposits which exceed the national averages.

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

Item 2. Description of Properties

    The Grant County Bank's main office is located on Main Street in Petersburg, West Virginia. The Bank recently modernized its existing facility which included an additional 6,000 square feet of operating space and new, state-of-the-art drive-up facilities. An automatic teller machine allows customers greater flexibility in their banking transactions. In late 1996, the Bank opened a full service branch in Mineral County to serve the Keyser area. This facility is owned by the Bank and features state-of-the-art drive-up facilities and an automatic teller machine. The Bank also has a branch in Riverton, West Virginia which provides banking services in northwest Pendleton County. The Riverton branch building has an annual lease while the main and Keyser office facilities are owned by the Bank.

    Capon Valley Bank has its main office in Wardensville, West Virginia and branch offices located in Moorefield and Baker, West Virginia. Capon completed the expansion of its Moorefield facilities in 1995 and it provides improved drive-up capabilities and lobby service areas. The Bank opened its new Baker branch in April of 1997 to serve the customer base between Moorefield and Wardensville. This facility includes state-of-the-art drive in and automatic teller operations. All facilities are owned by the Bank and considered adequate for current operations.

Item 3. Legal Proceedings

    Management is not aware of any material pending or threatened litigation in which Highlands or its subsidiaries may be involved as a defendant. In the normal course of business the banks periodically must initiate suits against borrowers as a final course of action in collecting past due loans.


Item 4. Results of Votes of Security Holders

     Highlands has not submitted any matters to the vote of security holders for the quarter ending December 31, 1997.


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

                             Dividends          Market Price Range
           1997              Per Share          High           Low
           ----              ---------          ----           ---

        First Quarter         $ .25           $ 44.25        $ 41.00
        Second Quarter          .25             45.00          43.00
        Third Quarter           .25             46.86          44.00
        Fourth Quarter          .25             46.50          44.75

           1996

        First Quarter         $ .18           $ 39.88        $ 38.00
        Second Quarter          .18             40.50          38.00
        Third Quarter           .18             40.50          39.00
        Fourth Quarter          .40             42.00          40.50

           1995

        First Quarter         $ .16           $ 40.25        $ 39.00
        Second Quarter          .16             40.00          39.50
        Third Quarter           .16             41.25          37.00
        Fourth Quarter          .35             41.00          38.50

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

    The net income of the Company declined 6.61% in 1997 compared to 1996 operations. While the net interest margin increased due to higher levels of earning assets, noninterest expenses increased due to a full year of operations of the branch in Keyser and eight months of operations at the Baker branch. In addition, the Company had an increase in losses on security transactions due to a recognized loss on the redemption of a mutual fund in the fourth quarter of the year.

    Average assets for the year increased 6.77% for 1997 when compared to 1996. Increases in average loans outstanding of 11.97% were funded by increases in average deposits of 6.35% and declines in investment securities of 8.59%. Average stockholders' equity increased 6.11% for the year due to retained operating earnings and increases in the market value of securities available for sale.

    The Company purchased treasury stock to be used for future business purposes totaling $499,000 in 1997. Year end stockholders' equity increased 5.28% to $21,297,000 at year end. This represents an equity/asset ratio of 11.16% and is higher than most of our competitors. For 1997, the Company paid dividends totaling 26.84% of income compared with 24.00% in 1996 and 23.03% in 1995.

    The following outlines returns on equity and average assets for the period of 1995 to 1997:

                                             1997       1996       1995
                                             ----       ----       ----

       Return on average equity             8.80%      9.99%     10.15%
       Return on average assets             1.00%      1.15%      1.16%

    A complete five year summary of operations appears as Table I on page 20.

    The Company's yield on earning assets remained unchanged in 1997 as slight declines in the yields on loans were offset by slight increases in the yields on investments and federal funds sold. Declines in the cost of time deposits was responsible for an eleven basis point decline in the cost of funds and thus a three basis point increase in the overall net yield on earning assets. The Company's loan/deposit ratio was 81.64% at December 31, 1997 compared with 79.31% at December 31, 1996. The increase is reflective of the strong national and local economies and relatively low market rates. The Company expects moderate loan growth in 1998 at a rate slightly lower than the 1997 growth rate. The current loan/deposit ratio is reflective of the Company's commitment to serve the local communities and provide financing for local investment.


Net Interest Margin

    1997 compared to 1996

    The Company's net interest income on a tax equivalent basis increased to $7,721,000 for 1997 or 7.10% higher than the amount for 1996. Yields on loans declined slightly (seventeen basis points) due to declines in mortgage rates. The mortgage rate decline was the result of declines in the rate on long-term government bonds and other market yields. Yields on investment securities increased three basis points while yields on federal funds sold increased eighteen basis points. The result of the above was a yield on earning assets of 8.55%, the same as the 1996 yield.

    The Company's overall cost of funds declined by eleven basis points in 1997 to 5.04%. The decline was primarily in the area of time deposits with a decline of nineteen basis points. The decline was due to the maturity of higher costing certificates that originated in 1995 and matured in the summer and fall of 1997. Lesser reductions in the cost of demand and savings deposits were also contributors to the decline in the cost of deposits.

    Management believes the cost of funds will decline slightly in 1998 despite considerable competition in all geographical locations that have kept rates above the national averages. While it expects that yields on loans should remain relatively stable, changes in the monetary policies of the Federal Reserve Bank could have an immediate impact on the yields of federal funds sold and new investment securities purchased.

    A summary of the net interest margin analysis is shown as Table II on Page
21.

    1996 compared to 1995

    The Company's net interest margin on a tax equivalent basis was $7,209,000 for 1996, an increase of 8.39% over amounts for 1995. Increases in rates on earning assets (fifteen basis points higher) were offset by higher rates paid on certificates of deposit (39 basis points higher). Rates on contracts entered into in 1995 are primarily responsible for the above average cost of funds. Rates paid on certificates of deposit originated in 1996 were lower as the rates paid on deposits in the local community declined to rates more in line with state and national averages. Greater earnings were the result of volume increases, mostly in the area of loan growth.

     The deposit growth of 9.19% in 1996 provided funding for loan and security growth. The deposit growth, lower levels of federal funds sold and lower interest bearing deposits in other banks provided the funding for a 18.30% increase in average investment securities. Federal funds sold declined in 1996 as rates declined by 31 basis points. Federal Reserve monetary policy dictated the yields of federal funds sold and 1996 saw only limited changes in the fed's policies. Tax equivalent yields increased on an overall basis by fifteen basis points as lower yielding investments matured and were reinvested at higher rates.

     Average interest bearing deposits increased 8.38% in 1996, mainly in the areas of time deposits. The rate declines for demand and savings accounts continued with a 21 and 31 basis point decline, respectively. Rates on time deposits increased 39 basis points and reflected high rates paid on certificates originated in 1995. The overall cost of deposits increased by 26 basis points which was slightly higher than the increase in the overall yield on earning assets of fifteen basis points. The higher level of earning assets than interest bearing liabilities tempered this slight difference in rates earned and paid. The results were a net interest margin of 4.32% for 1996 compared to the 1995 margin of 4.34%.


Provision and Allowance for Loan Losses

    The Company's allowance for loan losses (the allowance against which future losses will be charged) at December 31, 1997 increased $112,000 when compared to the prior year end balance. As a percentage of loans outstanding, the allowance was 1.00% at December 31, 1997 compared to 1.01% at December 31, 1996 and 1.16% at December 31, 1995. Net charge offs declined to $78,000 in 1997 compared to $197,000 in 1996 and $255,000 in 1995. The provision for loan losses was increased to $190,000 in 1997 from $135,000 in 1996 due to the increase in average loans outstanding. The Company's three year average charge off rate of
 .15% is in line with industry standards and its peer group.

    The Company did not have any loans in nonaccrual status as of December 31, 1997 or 1996. Loans contractually past due 90 days or more increased $866,000 to $1,247,000 at December 31, 1997. This increase was due to the delinquency of a single large borrower whose operations are tied to the poultry industry and an unusually low level of delinquencies in the prior year. The Company is adequately secured on these delinquencies and believes losses, if any, on these loans will be minimal. Future loan losses in the entire loan portfolio may be impacted by the problems currently being experienced by the poultry industry which is a major employer in the Banks' service areas. Turkey prices have been at historically low levels due to an oversupply of product. Compounding the pricing problem has been high grain prices and high poult mortality levels. If such problems continue into 1998, some poultry operators may not be able to service their loans on their original terms and the value of the Company's collateral may decline. The Company monitors this situation closely and believes the current level of the allowance adequately addresses this problem.


Noninterest Income

    1997 compared to 1996

    Overall noninterest income declined in 1997 by 3.48% when compared with 1996 operations. The Company experienced a loss on the redemption of a mutual fund investment that was redeemed in 1997. A loss of $123,000 was recognized on the redemption though the Company may recover a portion of this loss in the resolution of pending legal actions. Exclusive of the above, noninterest income before security losses increased 10.77% as the result of higher service charges on deposit accounts and the institution of minimum balance requirements on some deposit accounts. Other types of noninterest income increased slightly in line with asset growth. The Company expects future growth in noninterest income to coincide with asset and deposit growth.

    1996 compared to 1995

    Service charge income increased 23.50% in 1996 compared to 1995 due to increases in the levels of deposits and a full year of operations under an increased fee structure implemented in 1995. Insurance commission income was virtually unchanged ($162,000 in 1996 compared to $160,000 in 1995). Other operating income declined 8.10%, the result of a bond loss recovery of $40,000 recognized in 1995 that was not repeated in 1996. Losses on security transactions increased by $20,000 as the Company disposed of some underperforming investments and reinvested the proceeds in higher yielding obligations.


Noninterest Expenses

    1997 compared to 1996

    Total noninterest expenses increased 11.94% in 1997 when compared with 1996 operations. Salaries and benefits increased 13.41% due to the increase in staff at the new branches and merit and inflationary raises. Average full time equivalent employees increased 9.60% in 1997 and staffing the new branches was the major reason for this increase. The costs of occupancy and equipment increased 11.09% due to the branch openings and the equipment costs and depreciation associated with this expansion. Data processing expenses increased by 12.47% due to new communication lines, general asset growth and expanded locations. Other noninterest expenses increased 8.92% in 1997 for all of the reasons cited above. The overall noninterest expense as a percentage of average assets was 2.73% in 1997 compared to 2.61% in 1996 and 2.62% in 1995. While the ratio increased slightly in 1997, it is in line with peer group averages and was expected by management.

    1996 compared to 1995

    Noninterest expenses rose 9.03% in 1996 when compared with 1995 operations. Salaries and benefits rose 11.99% due to merit and inflationary raises, changes in the employees' benefit packages and an increase in the number of full time equivalent employees. Part of the increase was due to salaries paid new employees for the Keyser branch during their training period. Occupancy and equipment expenses rose 43.67% in 1996 as the Company incurred additional costs in the expansion of facilities at Petersburg and Moorefield. In addition, the Moorefield facility suffered flood damage in September of 1996 which was responsible for about forty percent of the 1996 increase. FDIC insurance expenses declined to almost zero in 1996 as insurance rates were virtually eliminated in the second half of 1995. Data processing expense rose 5.61% due to expanded volume and rate increases. Other noninterest expense increased 6.45% due to inflation and asset growth. The overall noninterest expense as a percentage of average assets was 2.61% for 1996 which is approximately the same as in prior years.


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

     Loans outstanding at December 31, 1997 increased 10.04% from amounts outstanding at December 31, 1996. Commercial loans showed a 22.36% increase, installment loans a 9.31% increase and real estate mortgages a 6.20% increase. The loan to deposit ratio of 81.64% at December 31, 1997 was an increase over the level of 79.31% at December 31, 1996 and 77.13% at December 31, 1995.

     The following table summarizes the Company's loan portfolio, net of unearned income:

                                                  At December 31,
                                            1997        1996        1995
                                               (Dollars in Thousands)
     Real Estate:
       Mortgage                           $ 75,221    $ 70,829    $ 65,971
       Construction                          2,189       2,158       2,622
     Commercial                             30,716      25,104      20,749
     Installment                            31,492      28,693      26,740
                                           -------     -------     -------

                                           139,618     126,784     116,082
     Less unearned discount                 (2,513)     (2,184)     (2,147)
                                           -------     -------     -------

                                           137,105     124,600     113,935
     Allowance for loan losses              (1,369)     (1,257)     (1,319)
                                           -------     -------     -------

       Loans, net                         $135,736    $123,343    $112,616
                                           =======     =======     =======


     The following table shows the maturity of loans outstanding (in thousands of dollars) as of December 31, 1997, 1996 and 1995.

    Maturity Range                          1997        1996        1995
    --------------                          ----        ----        ----

     Predetermined Rates:
       0 - 12 months                      $ 63,117    $ 45,402    $ 57,049
       13 - 60 months                       54,070      68,879      49,973
       More than 60 months                  19,918      10,319       6,818
     Nonaccrual Loans                                                   95

       Total Loans                        $137,105    $124,600    $113,935
                                           =======     =======     =======


     The following table shows the Company's loan maturity distribution (in thousands of dollars) as of December 31, 1997:
                                                 Maturity Range
                                Less Than       1-5        Over
       Loan Type                  1 Year       Years      5 Years    Total
       ---------                 -------       -----      -------    -----

     Commercial and
       Agricultural Loans         $ 23,833    $  5,280    $  1,603    $ 30,716
     Real Estate - mortgage         30,053      27,171      17,997      75,221
     Real Estate - construction      2,189                               2,189
     Consumer - installment          7,042      21,619         318      28,979
                                   -------     -------     -------     -------

       Total                      $ 63,117    $ 54,070    $ 19,918    $137,105
                                   =======     =======     =======     =======

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

     Nonperforming loans are listed in the table below. Real estate acquired through foreclosure was $174,000 at December 31, 1997, $160,000 at December 31, 1996 and $269,000 at December 31, 1995. All foreclosed property held at December 31, 1997 was in the Company's primary service area. The Company's practice is to value real estate acquired through foreclosure at the lower of (i) an independent current appraisal or market analysis less anticipated costs of disposal, or (ii) the existing loan balance. The Company is actively marketing all foreclosed real estate and does not anticipate material write-downs in value before disposition.

     Management has continued its efforts to reduce delinquencies through greater efforts in the early stages of the delinquency. The increase in 1997 is due to the delinquent status of a small number of borrowers whose income can be cyclical. Management does not anticipate any material losses from the current level of nonperforming assets.

     The following table summarizes the nonperforming loans:

                                                      At December 31,
                                                 1997      1996      1995
                                                  (Dollars in Thousands)

     Loans accounted for on a nonaccrual basis $      0  $      0   $   95

     Loans contractually past due 90 days or
       more as to interest or principal
       payments (not included in nonaccrual
       loans above)
         Commercial                                  17        63      487
         Real estate                                938       208      479
         Installments                               292       110      115
                                                 ------     -----   ------

       Total Delinquent Loans                     1,247       381    1,081
                                                 ------     -----   ------

       Total Nonperforming Loans                $ 1,247    $  381  $ 1,176
                                                 ======     =====   ======

     As of December 31, 1997, the Company did not have any potential problem loans as defined in Guide 3 that would require disclosure.

Allowance for Loan Losses

     Management has analyzed the potential risk of loss on the Company's loan portfolio given the loan balances and the value of the underlying collateral and has recognized losses where appropriate. Nonperforming loans are closely monitored on an ongoing basis as part of the Company's loan review process. Management reviews the loan loss allowance at the end of each quarter. Based primarily on the Company's loan classification system, which classifies problem credits as substandard, doubtful or loss, additional provisions for losses are made monthly. The ratio of the allowance for loan losses to total loans outstanding was 1.00% at December 31, 1997 compared to 1.01% at December 31, 1996 and 1.16% at December 31, 1995. At December 31, 1997, the ratio of the allowance for loan losses to nonperforming loans was 109.78% compared to 329.92% at December 31, 1996 and 112.16% at December 31, 1995.

     The following table summarizes changes in the allowance for loan losses:


                                               Year Ending December 31,
                                              1997       1996       1995
                                               (In Thousands of Dollars)


     Balance at beginning of period          $1,257     $1,319    $1,454
                                              -----      -----     -----

     Loan Losses:
       Commercial and agricultural               34         92       129
       Real estate - mortgage                    20         59        95
       Installment loans to individuals         170        186       156
                                              -----      -----     -----

       Total loan losses                        224        337       380
                                              -----      -----     -----

     Recoveries:
       Commercial and agricultural                9          9        12
       Real estate - mortgage                    25         15        11
       Installment loans to individuals         113        116       102
                                              -----      -----     -----

       Total recoveries                         147        140       125
                                              -----      -----     -----

       Net loan losses                           77        197       255
                                              -----      -----     -----

     Additions charged to operations            190        135       120
                                              -----      -----     -----

     Balance at end of period                $1,370     $1,257    $1,319
                                              =====      =====     =====


     The Company has allocated the allowance for loan losses according to the amounts deemed to be reasonably necessary to provide for the possibility of losses incurred within each of the above categories of loans. The allocation of the allowance as shown in the table below should not be interpreted as an indication that loan losses in future years will occur in the same proportions or that the allocation indicates future loan loss trends. Furthermore, the portion allocated to each loan category is not the total amount available for future losses that might occur within such categories since the total allowance is a general allowance applicable to the entire portfolio.

     The following table shows the balance and percentage of the Company's allowance for loan losses allocated to each major category of loans:


                                                           At December 31,
                                 1997                             1996                             1995

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

     Commercial      $    343      25%      22%       $    314      25%      18%       $    325      25%      18%
     Real estate
       mortgage           548      40       56             440      35       59             463      35       60
     Installment          343      25       22             314      25       23             368      28       22
     Unallocated          136      10                      189      15                      163      12
                      -------     ---      ---         -------    ----     ----         -------    ----

                     $  1,370     100%     100%       $  1,257     100%     100%       $  1,319     100%     100%
                      =======    ====     ====         =======    ====     ====         =======    ====     ====


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

     Loan losses in 1997 were spread over all loan types with no individual loss constituting a significant portion of the total. Recoveries are unpredictable and 1997 showed a slightly higher recovery rate than the prior year. The net credit losses of $77,000 were slightly below management expectations. Management does not foresee credit losses to be a significant problem in the near future.

     The provision for loan losses totaled $190,000 for the year ended December 31, 1997, $135,000 for 1996 and $120,000 for 1995. In the opinion of management, the provision charged to operations over this three year period has been sufficient to absorb the net loan losses.

Securities

     The Company's securities portfolio serves several purposes. Portions of the portfolio are used to secure certain public and trust deposits. The remaining portfolio is held as investments or used to assist the Company in liquidity and asset liability management. During 1997, total securities decreased to $37.0 million or 19.38% of total assets at December 31, 1997. Total securities were $42.3 million or 23.62% of total assets at December 31, 1996.

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

     The Company identifies at the time of acquisition those securities that are available for sale. These securities are valued at their market value with any difference in market value and amortized cost shown as an adjustment in stockholders' equity. Changes within the year in market values are reflected as changes in stockholders' equity, net of the deferred tax effect. As of December 31, 1997, the market value of the securities available for sale exceeded their cost by $63,000 ($39,700 after tax considerations).

     The following table summarizes the carrying value of the Company's securities at the dates indicated:


                                              Held to Maturity                      Available for Sale
                                               Carrying Value                          Carrying Value
                                                December 31,                           December 31,
                                        1997        1996        1995           1997        1996        1995
                                           (Dollars in Thousands)                 (Dollars in Thousands)

     U.S. treasuries, agencies
       and corporations               $   751     $ 4,200     $ 5,107        $20,349     $18,304     $14,312
     Obligations of states and
       political subdivisions           3,295       3,818       4,064            101                     200
     Mortgage-backed securities           531         541         636         10,665      13,807      13,321
                                       ------      ------      ------         ------      ------      ------

       Total Debt Securities            4,577       8,559       9,807         31,115      32,111      27,833

     Other securities                                                            567         946       1,207
                                       ------      ------      ------         ------      ------      ------

       Total                          $ 4,577     $ 8,559     $ 9,807        $31,682     $33,057     $29,040
                                       ======      ======      ======         ======      ======      ======


     The carrying amount and estimated market value of debt securities (in thousands of dollars) at December 31, 1997 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

     Securities Held to Maturity              Carrying     Market     Average
                                               Amount       Value      Yield

     Due in one year or less                 $ 760,922   $  761,983     7.18
     Due after one year through five years   1,295,899    1,306,313     4.66
     Due after five years through ten years  1,494,296    1,532,908     5.09
     Due after ten years                       495,108      540,915     7.08
     Mortgage-backed securities                530,738      535,545     7.08
                                              --------    ---------    -----

       Total Held to Maturity               $4,576,963   $4,677,664     5.76
                                             =========    =========    =====


     Securities Available for Sale           Amortized     Market      Average
                                               Cost         Value       Yield

     Due in one year or less               $ 5,958,403  $ 5,978,201     5.79
     Due after one year through five years  13,269,088   13,378,153     6.48
     Due after five years through ten years  1,002,330      991,957     6.85
     Due after ten years                       100,000      101,467     5.34
     Mortgage-backed securities             10,659,595   10,665,813     6.43
                                            ----------   ----------    -----

       Total Fixed Rate Securities          30,989,416   31,115,591     6.34
     Equities                                  629,908      566,767
                                              --------    ---------

       Total Available for Sale            $31,619,324  $31,682,358
                                            ==========   ==========


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

     The average balance of interest bearing deposits increased by 6.70% in 1997 over average levels in 1996. The average rate paid on deposits declined to 5.03% in 1997 from 5.15% in 1996 and 4.89% in 1995. The majority of the Company's deposits are higher yielding time deposits as most of its customers are individuals who seek higher yields than savings accounts or don't wish to accept the risks of the stock market.

     The Company does not actively solicit large certificates of deposit (those more than $100,000) due to the unstable nature of these deposits. Increases in 1997 are the result of overall deposit growth and higher than average rates offered by the Company. A summary of the maturity of large deposits is as follows:

                                                    December 31,
         Maturity Range                   1997        1996        1995
         --------------                   ----        ----        ----
                                            (In Thousands of Dollars)

     Three months or less               $  6,086    $  4,832    $   2,567
     Four to twelve months                 8,497      11,360        6,699
     One year to five years                8,744       4,667        6,575
                                         -------     -------     --------

       Total                            $ 23,327    $ 20,859    $  15,841
                                         =======     =======     ========


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

     The following table shows risk-based capital ratios and stockholders' equity to total assets:

                                           Regulatory     December 31,
                                             Minimum    1997       1996

     Capital Ratios
       Risk-based capital to risk-weighted assets
         Tier 1                               4.00%     17.35%    18.85%
         Total                                8.00%     18.47%    18.82%
       Stockholders' equity to total assets   3.00%     11.16%    11.31%

     The capital management function is an ongoing process. Central to this process is internal equity generation accomplished by earnings retention. During 1997, 1996 and 1995, total stockholders' equity increased by $1,068,000, $1,367,000 and $2,086,000, respectively, as a result of earnings retention and changes in the unrealized gains (losses) on securities available for sale. The return on average equity was 8.80% in 1997 compared to 9.99% for 1996 and 10.15% for 1995. Total cash dividends declared represent 26.84% of net income for 1997 compared to 24.00% of net income for 1996 and 23.03% for 1995. Book value per share was $42.43 at December 31, 1997 compared to $39.35 at December 31, 1996 and $36.69 at December 31, 1995.

     In April of 1997, the Company repurchased 12,168 shares of common stock for $499,000. The repurchased stock is being held as treasury stock and may be used in future periods for a variety of business purposes. The stock was repurchased from the estate of William G. VanMeter for whom the Company's chairman, John VanMeter, is the executor.

     The Company's principal source of cash income is dividend payments from the Banks. Certain limitations exist under applicable law and regulation by regulatory agencies regarding dividend payments to a parent by its subsidiaries. As of December 31, 1997, the Banks had $2,141,000 of retained earnings available for distribution to the Company as dividends without prior regulatory approval.


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

     The investing activity saw a net increase in loans of $12,504,000 and an increase in federal funds sold of $4,401,000. New equipment and facility additions totaled $607,000 in 1997. Funding these investments was a decline in investment securities of $5,280,000, an increase in deposits of $10,827,000 and retained operating income (after the purchase of treasury stock) of $877,000.

     In the year ending December 31, 1997, cash and due from banks increased $50,000 as cash provided by operations and financing activities slightly exceeded cash used in investing activities. Cash provided by operations consists primarily of earnings from operations and noncash expenses such as the provision for loan losses, deferred income taxes and depreciation. The dividends paid of $505,000 in 1997 was an increase of 6.38 percent over 1996 amounts.

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

     At December 31, 1997, the Company had a negative gap position. This liability sensitive position typically produces a favorable contribution to earnings during periods of decreasing rates and an unfavorable contribution to earnings during a period of increasing rates. Although the financial markets were in a relatively stable rate environment for 1997, certificates of deposit entered into in early 1995 continued to affect the overall cost of funds through the fall of 1997. Absent any major changes in federal reserve policy, the Company expects a slight decline in the overall cost of money in 1998 due to the maturity of these certificates and stability in other deposit rates.

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

     The majority of the Company's commercial and real estate loans are made with repricing frequencies of three months to three years. For this reason, 77% of all loans will reprice within three years of December 31, 1997. Installment loans generally have a fixed rate of interest but have limited amortization periods. These loans have an average life to maturity of less than two years. Management believes that its philosophy of generally requiring loan repricing within a three to five year period to be the most prudent approach to asset/liability management.

     In the area of investments, the Company employs a management technique known as "laddering" to minimize interest rate exposures and provide a constant flow of maturities subject to repricing at current market rates. To assist in the management of investments, the Company employs an independent investment counsel that advises it in planning and risk diversification. The Company utilizes many forms of investment with a significant use of mortgage-backed securities issued by federally chartered institutions. The Company does not employ the use of derivatives in its approach to controlling market risk. Although the majority of its investments are classified as available for sale, the Company rarely sells securities except in unusual circumstances.

     Table IV (page 23) shows the maturity of liabilities and assets in future periods. Table III (page 22) shows the effects of rate and volume changes on the net interest margin for the past three year period.

Effects of Inflation

     Inflation significantly affects industries having high levels of property, plant and equipment or inventories. Although the Company is not significantly affected in these areas, inflation does have an impact on the growth of assets. As assets grow rapidly, it becomes necessary to increase equity capital at proportionate levels to maintain the appropriate equity to asset ratios. Traditionally, the Company's earnings and high capital retention levels have enabled the Company to meet these needs.

     The Company's reported earnings results have been affected by inflation, but isolating the effect is difficult. The different types of income and expense are affected in various ways. Interest rates are affected by inflation, but the timing and magnitude of the changes may not coincide with changes in the consumer price index. Management actively monitors interest rate sensitivity, as illustrated by the Gap Analysis (Table IV, page 23) in order to minimize the effects of inflationary trends on interest rates. Other areas of noninterest expenses may be more directly affected by inflation.


Preparing for the Year 2000

     Considerable media attention has heightened the awareness of our shareholders, business partners, customers, and regulators to Year 2000 issues associated with the banking industry. The Company's directors, officers, and staff recognize the importance of minimizing any potential problems or business disruptions attributable to Year 2000 or other date sensitivity issues. The Company's subsidiaries have developed and implemented plans to identify and address the issues raised by the century date change.

     The basic Year 2000 issue comes about because of design or programming shortcuts used in the past to conserve valuable computer space. However, as the reliance on computerized technology has grown, the Year 2000 problem has grown from one of merely revising program code and replacing older hardware to an "enterprise-wide" issue. The cost to the Company for necessary upgrades and replacements should be absorbed in the normal course of business. As part of its efforts, the Company is working closely with key customers, suppliers, and business partners to educate them on pertinent issues and to assist them where possible. The Company does not anticipate substantial, nonrecurring charges to address this issue.

     At this time, the Company anticipates no problems in making the Year 2000 transition. Management is making every effort to ensure an enterprise-wide solution with particular attention to the concerns of shareholders and customers.

Securities and Exchange Commission WEB Site

     The Securities and Exchange Commission maintains a WEB site that contains reports, proxy and information statements and other information regarding registrants (including the Company) that file electronically with the Commission. That address is (http: //www.sec.gov)

TABLE I

                             SUMMARY OF OPERATIONS
                         (Dollar amounts in thousands)

                                                     - - - - - - - - Years Ending December 31, - - - - - - -
                                                              In Thousands Except for Share Amounts)
                                                       1997        1996        1995        1994        1993

Total Interest Income                                $15,084     $14,182     $12,758     $11,726     $12,038
Total Interest Expense                                (7,474)     (7,103)     (6,219)     (5,082)     (5,360)
                                                      ------      ------      ------      ------      ------

Net Interest Income                                    7,610       7,079       6,539       6,644       6,678
Provision for Loan Losses                                190         135         120         240         390
                                                      ------      ------      ------      ------      ------

Net Interest Income after
   Provision for Loan Losses                           7,420       6,944       6,419       6,404       6,288
Other Income                                             571         592         581         467         700
Other Expenses                                         5,115       4,570       4,191       4,052       3,830
                                                      ------      ------      ------      ------      ------

Income before Income Taxes                             2,876       2,966       2,809       2,819       3,158
Income Tax Expense                                       996         953         956         944       1,068
                                                      ------      ------      ------      ------      ------

   Net Income                                        $ 1,880     $ 2,013     $ 1,853     $ 1,875     $ 2,090
                                                      ======      ======      ======      ======      ======

Net Income Per Share                                 $  3.73     $  3.92     $  3.60     $  3.65     $  4.06
Dividends Per Share                                  $  1.00     $   .94     $   .83     $   .72     $   .63

Total Assets at Year End                            $190,770    $178,847    $167,884    $153,361    $150,964
                                                     =======     =======     =======     =======     =======

Return on Average Assets                               1.00%       1.15%       1.16%       1.22%       1.40%
Return on Average Equity                               8.80%       9.99%      10.15%      11.05%      13.93%
Dividend Payout Ratio                                 26.80%      24.00%      23.03%      19.74%      15.50%
Year End Equity to Assets Ratio                       11.16%      11.31%      11.24%      10.94%      10.49%

TABLE II

                    NET INTEREST MARGIN AND AVERAGE BALANCE ANALYSIS
                              (Dollar amounts in thousands)

                                             1997                             1996                               1995
                                            Income/   Yield/                 Income/   Yield/                   Income/   Yield/
EARNING ASSETS                   Average    Expense   Rate        Average    Expense   Rate        Average      Expense    Rate

Loans 3                          $130,848   $ 12,230   9.35       $116,864   $11,135    9.52       $ 108,659   $ 10,115     9.30

Investment securities:
   Taxable 4                       37,032      2,315   6.25         40,270     2,491    6.19          34,069      2,047     6.00
   Nontaxable 1,4                   3,568        298   8.35          4,146       354    8.53           3,475        302     8.69
                                   ------    -------  -----         ------   -------  ------          ------    -------  -------

   Total Investment
     Securities                    40,600      2,613   6.44         44,416     2,845    6.41          37,544      2,349     6.26

Interest bearing deposits
   in banks                           685         37   5.40            898        48    5.35             587         29     4.94

Federal funds sold                  5,561        314   5.65           5,192       284   5.47           6,524        377     5.78
                                   ------    -------  -----          ------    -------   -------      ------    -------  -------

   Total Earning Assets           177,694     15,194   8.55         167,370    14,312   8.55         153,314     12,870     8.40
                                  -------   -------                 -------   -------                -------   -------

Allowance for loan losses          (1,314)                           (1,288)                          (1,384)
Nonearnings assets                 10,860                             9,280                            7,986
                                   ------                            ------                           ------

   Total Assets                  $187,240                           $175,362                        $159,916
                                  =======                            =======                         =======

INTEREST-BEARING LIABILITIES

Deposits:
   Demand                         $27,823   $    799   2.87          $26,701   $  778   2.91          $27,913   $    870      3.12
   Savings                         18,684        659   3.53           17,535      620   3.54           16,674        642      3.85
   Time deposits                  100,444      5,930   5.90           93,482    5,695   6.09           82,477      4,704      5.70
Other borrowed money                1,443         85   5.89              148       10   6.75               49          3      6.12
                                   ------    -------  -----           ------   ------  -----           ------    -------   -------

   Total Interest Bearing
     Liabilities                  148,394      7,473   5.04          137,866    7,103   5.15          127,113      6,219      4.89
                                  -------   -------                  -------    ----- ------          -------

Noninterest bearing deposits       16,100                             15,600                           13,356
Other liabilities                   1,370                              1,751                            1,187
                                   ------                             ------                           ------

   Total Liabilities              165,864                            155,217                          141,656

   Stockholders' Equity            21,376                             20,145                           18,260
                                   ------                             ------                           ------

   Total Liabilities and Equity  $187,240                           $175,362                         $159,916
                                  =======                            =======                          =======

   Net Interest Earnings                    $  7,721                           $7,209                            $6,651
                                            ========                            =====                             =====

   Net Yield on Interest Earning Assets                4.35%                            4.32%                                4.34%
                                                       ====                             ====                                 ====

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

TABLE III

             EFFECT OF RATE-VOLUME CHANGES ON NET INTEREST INCOME
                     (On a fully taxable equivalent basis)
                           (In thousands of dollars)

                                         1997 Compared to 1996                     1996 Compared to 1995
                                          Increase (Decrease)                       Increase (Decrease)

                                    Due to Change in:        Total             Due to Change in:      Total
                                   Average      Average     Increase          Average     Average    Increase
                                    Volume       Rate      (Decrease)          Volume      Rate     (Decrease)

Interest Income:

   Loans 2                        $ 1,331    $    (236)    $   1,095         $   763     $   257     $ 1,020

   Investment Securities:
     Taxable                         (200)          24          (176)            372          72         444
     Nontaxable                       (49)          (7)          (56)             58          (6)         52
                                   ------     --------      --------          ------      ------      ------

   Total Investment Securities       (249)          17          (232)            430          66         496

   Interest bearing deposits
     in banks                         (11)                       (11)             15           4          19
   Federal funds sold                  20           10            30             (77)        (16)        (93)
                                   ------     --------      --------          ------      ------      ------

   Total Interest Income            1,091         (209)          882           1,131         311       1,442
                                   ------     --------      --------          ------      ------      ------


Interest Expense:

   Deposits:
     Demand                            33          (12)           21             (38)        (54)        (92)
     Savings                           41           (2)           39              33         (55)        (22)
     All other time deposits          424         (189)          235             627         364         991
   Other borrowed money                87          (12)           75               6           1           7
                                   ------     --------      --------          ------      ------      ------

   Total Interest Expense             585         (215)          370             628         256         884
                                   ------     --------      --------          ------      ------      ------

   Net Interest Income            $   506    $       6     $     512         $   503     $    55     $   558
                                   ======     ========      ========          ======      ======      ======

1 Changes in volume are calculated based on the difference in average balance multiplied by the prior year average rate. Rate change differences are the difference in the volume changes and the actual dollar amount of interest income or expense changes.

2 Nonaccrual loans have been included in average asset balances.

TABLE IV

                      INTEREST RATE SENSITIVITY ANALYSIS
                           (In thousands of dollars)
                               DECEMBER 31, 1997

                                                                                   More than
                                                                                    5 Years
                                    1 - 90     91 - 365     1 to 3      3 to 5    or Without
                                     Days        Days        Years       Years     Maturity      Total
EARNINGS ASSETS

   Loans                           $19,814     $43,303     $42,456     $11,614     $19,918     $137,105
   Fed funds sold                    6,895                                                       6,895
   Securities                        4,274       6,559      16,526       4,611       5,004      36,974
   Interest bearing time
     deposits                          226         601                                             827
                                    ------      ------      ------      ------      ------      ------

   Total                            31,209      50,463      58,982      16,225      24,922      181,801
                                  --------    --------    --------    --------    --------    ---------

INTEREST BEARING LIABILITIES

   Transaction accounts             15,774                                                      15,774
   Money market accounts            12,179                                                      12,179
   Savings accounts                 19,389                                                      19,389
   Time deposits more than
     $100,000                        6,086       8,497       6,871       1,533         340      23,327
   Time deposits less than
     $100,000                       13,376      36,596      26,189       5,153                  81,314
   Other borrowed money                  5          17          48          54         102         226
                                    ------      ------      ------      ------      ------      ------

   Total                            66,809      45,110      33,108      6,740          442      152,209
                                   -------    --------    --------    -------        -----    ---------

Discrete interest
   sensitivity GAP                 (35,600)      5,353      25,874       9,485      24,480      29,592

Cumulative interest
   sensitivity GAP                 (35,600)    (30,247)     (4,373)      5,112      29,592

Ratio of cumulative interest
   sensitive assets to cumulative   46.71%      72.97%      96.98%     103.37%     119.44%
   interest sensitive liabilities


Assumes all transaction, money market and savings deposit accounts reprice within 90 days.

Item 7. Financial Statements


                         Index to Financial Statements



                                                                       Page

Consolidated Balance Sheets as of December 31, 1997 and 1996             25

Consolidated Statements of Income for the Years Ended December 31,
  1997, 1996 and 1995                                                    26

Consolidated Statements of Changes in Stockholders' Equity for
  the Years Ended December 31, 1997, 1996 and 1995                       27

Consolidated Statements of Cash Flows for the Years Ended
  December 31, 1997, 1996 and 1995                                       28

Notes to Consolidated Financial Statements                               29

Independent Auditors' Report                                             45

CONSOLIDATED BALANCE SHEETS

HIGHLANDS BANKSHARES, INC.
                                                        December 31,
ASSETS                                               1997           1996


Cash and due from banks (notes 2, 3 and 14)      $ 3,246,056    $ 3,195,822
Interest bearing deposits in banks                   826,636        833,626
Federal funds sold                                 6,895,115      2,494,077
Investments:
  Securities held to maturity (note 4)             4,576,963      8,558,956
  Securities available for sale (note 4)          31,682,358     33,056,700
  Other investments                                  715,250        638,850

Loans (notes 5, 12, 13 and 14)                   137,105,218    124,600,872
  Less allowance for loan losses (note 6)         (1,369,566)    (1,257,454)
                                                  ----------     ----------

  Net Loans                                      135,735,652    123,343,418

Bank premises and equipment (note 7)               4,772,798      4,525,538
Interest receivable                                1,547,604      1,361,433
Deferred income tax benefits (note 9)                164,988        275,337
Other assets                                         606,442        563,621
                                                  ----------     ----------

  Total Assets                                  $190,769,862   $178,847,378
                                                 ===========    ===========

LIABILITIES

Deposits:
  Noninterest bearing
    Demand deposits                              $15,952,124    $15,416,012
  Interest bearing
    Money market and interest checking            15,773,770     14,131,971
    Money market savings                          12,179,095     12,974,842
    Savings accounts                              19,389,384     17,993,883
    Certificates of deposit over $100,000         23,327,442     20,859,000
    All other time deposits                       81,313,896     75,733,399
                                                  ----------     ----------

  Total Deposits                                 167,935,711    157,109,107

Borrowed money                                       226,152        141,616
Accrued expenses and other liabilities             1,310,998      1,367,198
                                                  ----------     ----------

  Total Liabilities                               169,472,861    158,617,921
                                                  -----------    -----------

STOCKHOLDERS' EQUITY

Common stock, $5 par value, 1,000,000 shares
  authorized, 546,764 shares issued                2,733,820      2,733,820
Surplus                                            1,661,987      1,661,987
Retained earnings (note 11)                       17,854,185     16,478,655
Net unrealized gains (losses) on securities
  available for sale                                  39,710       (151,192)
                                                  ----------     -----------

                                                  22,289,702     20,723,270
Treasury stock (at cost, 44,866 shares in
  1997 and 32,698 shares in 1996)                   (992,701)      (493,813)
                                                  ----------     ----------

  Total Stockholders' Equity                      21,297,001     20,229,457
                                                  ----------     ----------

  Total Liabilities and Stockholders' Equity     $190,769,862   $178,847,378

        The accompanying notes are an integral part of this statement.

CONSOLIDATED STATEMENTS OF INCOME

HIGHLANDS BANKSHARES, INC.

                                             Years Ended December 31,
                                           1997        1996       1995
INTEREST INCOME:
  Loans, including fees                 $12,229,824 $11,134,887 $10,115,016
  Federal funds sold                        314,382     284,286     377,367
  Interest bearing deposits                  36,915      48,357      29,131
  Investment securities - taxable         2,314,849   2,491,490   2,047,061
  Investment securities - nontaxable        187,667     223,795     189,953
                                          ---------    --------    --------

  Total Interest Income                  15,083,637  14,182,815  12,758,528
                                         ----------   ----------  ----------

INTEREST EXPENSE:
  Time deposits over $100,000             1,374,899   1,246,000     975,298
  Other deposits                          6,013,147   5,847,251   5,240,768
                                          ---------   ---------   ---------

  Total Interest on Deposits              7,388,046   7,093,251   6,216,066

  Borrowed money                             85,224       9,921       3,176
                                          ---------    --------    --------

  Total Interest Expense                  7,473,270   7,103,172   6,219,242
                                          ---------   ---------   ---------

NET INTEREST INCOME                       7,610,367   7,079,643   6,539,286

PROVISION FOR LOAN LOSSES (note 6)          190,000     135,000     120,000
                                          ---------    --------    --------

Net Interest Income after Provision
  for Loan Losses                         7,420,367   6,944,643   6,419,286
                                          ---------   ---------   ---------

NONINTEREST INCOME:
  Service charges                           302,726     252,689     204,614
  Insurance commissions and sales           174,061     162,306     160,316
  Other operating income                    211,546     206,398     224,583
  Loss on security transactions (note 4)   (117,036)    (29,503)     (9,185)
                                          ---------    --------    --------

  Total Noninterest Income                  571,297     591,890     580,328
                                          ---------    --------    --------

NONINTEREST EXPENSES:
  Salaries and benefits (note 10)         2,810,116   2,477,928   2,212,677
  Occupancy expense                         241,478     270,678     172,406
  Equipment expense                         424,032     328,372     244,554
  Data processing expense                   437,232     388,753     368,101
  Other operating expenses                1,202,271   1,103,804   1,193,310
                                          ---------   ---------   ---------

  Total Noninterest Expenses              5,115,129   4,569,535   4,191,048
                                          ---------   ---------   ---------

  Income before Income Tax Expense        2,876,535   2,966,998   2,808,566

INCOME TAX EXPENSE (note 9)                 996,390     953,874     956,085
                                          ---------    --------    --------

NET INCOME                               $1,880,145  $2,013,124  $1,852,481
                                          =========   =========   =========

Net Income Per Share                    $      3.73  $     3.92  $     3.60
                                         ==========   =========   =========

Cash Dividends Paid Per Share           $      1.00  $      .94  $      .83
                                         ==========   =========   =========

Weighted Average Shares Outstanding         504,330     514,066     514,066
                                          =========    ========    ========

        The accompanying notes are an integral part of this statement.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

HIGHLANDS BANKSHARES, INC.

                                                                                   Net
                                                                               Unrealized
                                                                             Gain (Loss) on
                                                                               Securities
                                             Capital                Retained    Available     Treasury
                                               Stock     Surplus    Earnings    for Sale        Stock       Total

BALANCE
   DECEMBER 31, 1994                        $2,733,820  $1,661,987  $13,522,947 $(648,869)  $ (493,813)  $16,776,072

   Net income                                                         1,852,481                            1,852,481
   Cash dividends                                                      (426,671)                           (426,671)
   Change in unrealized gain
     on securities available
     for sale, net of tax
     effect of $387,706                                                           660,149                  660,149
                                             --------    --------     --------    --------    ---------    --------


BALANCE
   DECEMBER 31, 1995                        2,733,820   1,661,987    14,948,757    11,280     (493,813)  18,862,031

   Net income                                                         2,013,124                           2,013,124
   Cash dividends                                                      (483,226)                           (483,226)
   Change in unrealized loss
     on securities available
     for sale, net of tax
     effect of $95,420                                                           (162,472)                 (162,472)
                                             --------    --------      --------    --------    ---------    --------


BALANCE
   DECEMBER 31, 1996                        2,733,820   1,661,987    16,478,655   (151,192)   (493,813)  20,229,457

   Net income                                                         1,880,145                           1,880,145
   Cash dividends                                                      (504,615)                           (504,615)
   Change in unrealized loss
     on securities available
     for sale, net of tax
     effect of $112,119                                                            190,902                  190,902
   Purchase of treasury stock
     (12,168 shares)                                                                          (498,888)    (498,888)
                                             --------    --------      --------    --------    ---------    --------


BALANCE
   DECEMBER 31, 1997                       $2,733,820   $1,661,987  $17,854,185  $  39,710  $ (992,701) $21,297,001
                                            =========    =========   ==========  ========    =========   ==========

             The accompanying notes are an integral part of this statement.

CONSOLIDATED STATEMENTS OF CASH FLOWS

HIGHLANDS BANKSHARES, INC.
                                                  Years Ended December 31,
                                                1997        1996       1995

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                $1,880,145  $2,013,124  $1,852,481
   Adjustments to reconcile net income to
     net cash provided by operating activities:
       Loss on equipment                                     26,339
       Loss on sale of securities               117,036      29,503       9,185
       Depreciation                             359,740     262,757     198,517
       Net amortization of security premiums     25,000      66,023     167,260
       Provision for loan losses                190,000     135,000     120,000
       Deferred income taxes                     (1,768)     62,065      89,518
       Change in other assets and liabilities:
         Interest receivable                   (186,171)    (58,820)        386
         Other assets                           (42,801)    (49,593)    (12,921)
         Accrued expenses                       (56,201)    239,230     130,256
                                              ---------   ---------   ---------

   Net Cash Provided by Operating Activities  2,284,980   2,725,628   2,554,682
                                             ---------- -----------  ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from maturity of securities
     held to maturity                         3,354,000   3,736,267   2,018,760
   Purchases of securities held to maturity    (620,600) (2,859,702)
   Proceeds from maturities of securities
     available for sale                       9,291,964  12,028,403  12,612,466
   Proceeds from sales of securities available
     for sale                                   501,000   1,511,173
   Purchases of securities available for sale(7,630,000)(19,863,779)(12,307,206)
   Net change in other investments              (76,065)
   Net change in deposits in other banks          6,990     160,957    (601,942)
   Net increase in loans                     12,582,234) 10,712,064)(10,109,618)
   Change in federal funds sold              (4,401,038)  3,522,275  (1,391,007)
   Purchase of property and equipment          (607,000) (1,476,627) (1,836,894)

   Net Cash Used in Investing Activities    (12,142,383)(11,713,995)(14,475,143)


CASH FLOWS FROM FINANCING ACTIVITIES:
   Net change in time deposits                8,048,939   9,398,863  12,080,569
   Net change in other deposit accounts       2,777,665      (2,468)     69,059
   Net change in borrowed money                  84,536     (15,844)    157,460
   Dividends paid in cash                      (504,615)   (483,226)    426,671)
   Purchase of treasury stock                  (498,888)
                                              ---------

   Net Cash Provided by Financing Activities  9,907,637   8,897,325   1,880,417
                                             ---------- -----------  ----------

CASH AND CASH EQUIVALENTS:
   Net increase (decrease) in cash and
     due from banks                              50,234     (91,042)    (40,044)
   Cash and due from banks, beginning of year 3,195,822   3,286,864   3,326,908
                                             ---------- -----------  ----------

   Cash and Due from Banks, End of Year      $3,246,056  $3,195,822  $3,286,864
                                              =========   =========   =========

Supplemental Disclosures:
   Cash paid for:
     Interest expense                        $7,525,000  $6,993,122  $6,040,215
     Income taxes                               939,000     940,000     908,608

          The accompanying notes are an integral part of this statement.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

HIGHLANDS BANKSHARES, INC.


NOTE 1   NATURE OF OPERATIONS:

         Highlands Bankshares, Inc. (the "Company") is a bank holding company and operates under a charter issued by the state of West Virginia. The Company owns all of the outstanding stock of The Grant County Bank, the Capon Valley Bank and HBI Life Insurance Company, Inc. which operate under charters issued in West Virginia and Arizona. State chartered banks are subject to regulation by the West Virginia Division of Banking, Federal Reserve Bank and the Federal Deposit Insurance Corporation while the insurance company is regulated by the Arizona Department of Insurance. The Banks provide services to customers located mainly in Grant, Hardy, Hampshire, Mineral and Pendleton counties of West Virginia, including the towns of Petersburg, Keyser, Moorefield and Wardensville through six branch offices. The insurance company sells life and accident coverage exclusively through the Company's subsidiary banks.


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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

HIGHLANDS BANKSHARES, INC.


NOTE 2   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

         (g) Impaired Loans

             Accounting standards require that impaired loans within the scope of the statements be presented in the financial statements at the present value of expected future cash flows or at the fair value of the loan's collateral. A valuation allowance is required to the extent that such measurement is less than the recorded investment. Under this standard a loan is considered impaired based on current information and events, if it is probable that the Company will be unable to collect the scheduled payments of principal and interest when due under the contractual terms of the loan agreement. Charge-offs for impaired loans occur when the loan, or portion of the loan is determined to be uncollectible, as is the case for all loans. The effect of these standards was not material to the Company's consolidated financial statements as of and for the years ended December 31, 1997, 1996 or 1995.

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

HIGHLANDS BANKSHARES, INC.

NOTE 4    SECURITIES:

          The carrying amount and estimated fair value of securities are as follows:

                               Carrying   Unrealized Unrealized     Fair
                                Amount       Gains     Losses      Value

          Held to Maturity

          December 31, 1997

          U. S. Treasuries
            and Agencies      $  750,921  $   1,480   $     447  $  751,954
          Mortgage-backed        530,738      4,807                 535,545
          State and municipals 3,295,304     97,662       2,801   3,390,165
                               ---------   --------    --------   ---------

          Total Securities
            Held to Maturity  $4,576,963  $ 103,949   $   3,248  $4,677,664
                               =========   ========    ========   =========

          December 31, 1996

          U. S. Treasuries
            and Agencies      $4,200,310  $  23,351   $     855  $4,222,806
          Mortgage-backed        540,327      4,906                 545,233
          State and municipals 3,818,319     62,493      28,742   3,852,070
                               ---------   --------    --------   ---------

          Total Securities
            Held to Maturity  $8,558,956  $  90,750   $  29,597  $8,620,109
                               =========   ========    ========   =========

          Available for Sale

          December 31, 1997

          U. S. Treasuries
            and Agencies      $20,229,821 $ 131,837   $  13,347  $20,348,311
          Mortgage-backed      10,659,595    57,894      51,676   10,665,813
          State and municipals    100,000     1,467                  101,467
          Marketable equities     629,908                63,141      566,767
                                ---------   --------    --------   ---------

          Total Securities
            Available for Sale$31,619,324 $ 191,198   $ 128,164  $31,682,358
                               ==========  ========    ========   ==========

          December 31, 1996

          U. S. Treasuries
            and Agencies      $18,270,372 $ 100,114   $  66,191  $18,304,295
          Mortgage-backed      13,890,315    61,810     145,273   13,806,852
          Marketable equities   1,136,002               190,449      945,553
                                ---------   --------   --------    ---------

          Total Securities
            Available for Sale$33,296,689 $ 161,924   $ 401,913  $33,056,700
                               ==========  ========    ========   ==========

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

HIGHLANDS BANKSHARES, INC.

NOTE 4    SECURITIES (CONTINUED):

          The carrying amount and fair value of debt securities at December 31, 1997, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

          Securities Held to Maturity               Carrying        Fair
                                                     Amount         Value

          Due in one year or less                  $  760,922    $  761,983
          Due after one year through five years     1,295,899     1,306,313
          Due after five years through ten years    1,494,296     1,532,908
          Due after ten years                         495,108       540,915
          Mortgage-backed securities                  530,738       535,545
                                                    ---------     ---------

            Total Held to Maturity                 $4,576,963    $4,677,664
                                                    =========     =========


          Securities Available for Sale             Carrying        Fair
                                                     Amount         Value

          Due in one year or less                  $5,958,403    $5,978,201
          Due after one year through five years    13,269,088    13,378,153
          Due after five years through ten years    1,002,330       991,957
          Due after ten years                         100,000       101,467
          Mortgage-backed securities               10,659,595    10,665,813
                                                   ----------    ----------

          Total Fixed Rate Securities              30,989,416    31,115,591
          Equities                                    629,908       566,767
                                                    ---------     ---------

            Total Available for Sale              $31,619,324   $31,682,358
                                                   ==========    ==========

          The carrying amount (which approximates market value) of securities pledged by the banks to primarily secure deposits amounted to $8,116,050 at December 31, 1997 and $7,051,868 at December 31, 1996.

          There were no holdings totaling more than 10% of stockholders' equity with any issuer as of December 31, 1997 and 1996.

          Gains and losses recognized in 1997 are primarily from securities available for sale. All gains or losses in 1996 and 1995 are from calls or early payoffs of securities designated as held to maturity. Losses in 1997 include a loss on a mutual fund investment as well as gains/losses on calls and redemptions. Realized gains or losses for the years ending December 31 are as follows:

                                         1997          1996          1995
                                     ------------  ------------  --------

          Gains                       $   6,982    $    2,386    $      813
          Losses                       (124,018)      (31,889)       (9,998)
                                       --------     ---------     ---------

            Total                     $(117,036)   $  (29,503)   $   (9,185)
                                       ========-    =========     =========

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

HIGHLANDS BANKSHARES, INC.

NOTE 5    LOANS:

          Loans outstanding as of December 31 are summarized as follows:

                                                      1997          1996


          Commercial                              $30,716,769   $25,103,784
          Real estate construction                  2,189,000     2,158,000
          Real estate mortgages                    75,221,128    70,829,083
          Consumer installment                     31,491,717    28,693,887
                                                   ----------    ----------

            Subtotal                              139,618,614   126,784,754
            Unearned interest                      (2,513,396)   (2,183,882)
                                                   ----------    ----------

            Total Loans                          $137,105,218  $124,600,872
                                                  ===========   ===========


NOTE 6    ALLOWANCE FOR LOAN LOSSES:

          A summary of changes in the allowance for loan losses for the years ended December 31 is shown in the following schedule:

                                       1997          1996          1995

          Balance at beginning
            of year                 $1,257,454    $1,319,099    $1,454,307
          Provision charged to
            operating expenses         190,000       135,000       120,000
          Loan recoveries              146,855       140,289       124,501
          Loans charged off           (224,743)     (336,934)     (379,709)
                                     ---------     ---------     ----------

            Balance at end of year  $1,369,566    $1,257,454    $ 1,319,099
                                     =========     =========     ==========

            Percentage of outstanding
              loans                       1.00%         1.01%          1.16%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

HIGHLANDS BANKSHARES, INC.


NOTE 7    BANK PREMISES AND EQUIPMENT:

          Bank premises and equipment as of December 31 are summarized as follows:

                                                         1997         1996

          Land                                       $ 553,652   $  553,652
          Buildings and improvements                 4,597,205    4,232,937
          Furniture and equipment                    2,680,767    2,446,961
                                                     ---------    ---------

          Total cost                                 7,831,624    7,233,550
            Less - accumulated depreciation         (3,058,826)  (2,708,012)
                                                    ----------   ----------

            Net Book Value                          $4,772,798   $4,525,538
                                                     =========    =========

          Provisions for depreciation of $359,740 in 1997, $262,757 in 1996 and $198,517 in 1995, were charged to operations.


NOTE 8    DEPOSITS:

          At December 31, 1997, the scheduled maturities of certificates of deposit are as follows:

                      1998                         $64,555,588
                      1999                          22,130,930
                      2000                          10,929,125
                      2001                           3,007,298
                      2002 and thereafter            4,018,397
                                                    ----------

                      Total                       $104,641,338


NOTE 9    INCOME TAX EXPENSE:

          The components of income tax expense for the years ended December 31 are summarized as follows:

                                           1997         1996        1995
                                       ------------ --------------------

          Current expense
            Federal                     $ 883,728   $ 829,724   $  751,593
            State                         114,430      62,085      114,974
                                       ----------   ---------   ----------

            Total current expense         998,158     891,809      866,567
                                         --------    --------    ---------

          Deferred expense
            Federal                        (1,625)     56,940       82,260
            State                            (143)      5,125        7,258
                                          -------    --------     --------

            Total deferred expense         (1,768)     62,065       89,518
                                         --------    --------    ---------

            Income tax expense          $ 996,390   $ 953,874   $  956,085
                                         ========    ========    =========


          Income expense (benefits)
            relating to losses on
            security transactions
            are as follows:              $   2,040   $ (10,916)  $   (3,398)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

HIGHLANDS BANKSHARES, INC.


NOTE 9    INCOME TAX EXPENSE (CONTINUED):

          The deferred tax effects of temporary differences for the years ended December 31 are as follows:

                                               1997      1996       1995
                                           --------------------------------

          Tax effect of temporary differences:
            Provision for loan losses        $(42,793)  $ 2,492   $ 60,187
            Sale of loans                      (7,744)   11,105     12,128
            Pension expense                   (10,404)  (13,587)    (2,053)
            Depreciation                       51,675    41,825     14,363
            Miscellaneous                       7,498    20,230      4,893
                                              -------    ------    -------

            Net (increase) decrease in
              deferred income tax benefit    $ (1,768)  $62,065   $ 89,518
                                              =======    ======    =======


          The net deferred tax assets arising from temporary differences as of December 31 are summarized as follows:

                                                          1997        1996

          Deferred Tax Assets:
            Provision for loan losses                   $282,258  $231,530
            Insurance commissions                         32,199    34,350
            Sale of loans                                 46,385    38,640
            Capital loss carryforward                     45,343
            Unrealized loss on securities
              available for sale                                    88,797
            Other                                         26,819    20,635
              Less valuation allowance                   (45,343)

            Total Assets                                 387,661   413,952
                                                         -------   -------

          Deferred Tax Liabilities:
            Pension prepaids                              43,070    53,474
            Unrealized gain on securities
              available for sale                          23,322
            Accretion income                              47,828    28,272
            Accelerated depreciation                     108,453    56,869
                                                         -------   -------

            Total Liabilities                            222,673   138,615
                                                         -------   -------

            Net Tax Asset                               $164,988  $275,337
                                                         =======   =======

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

HIGHLANDS BANKSHARES, INC.


NOTE 9    INCOME TAX EXPENSE (CONTINUED):

          The following table summarizes the difference between income tax expense and the amount computed by applying the federal statutory income tax rate of 34 percent for the years ended December 31:

                                                1997      1996       1995


          Amounts at federal statutory rates $978,023 $1,008,779 $954,912 (Reductions) additions resulting from:
              Tax-exempt income                (69,759)    (77,900)   (54,343)
              Partially exempt income          (39,429)    (39,771)   (35,739)
              State income taxes, net           80,113      69,538     86,179
              Nondeductible capital losses      45,343
              Other                              2,099      (6,772)     5,076
                                              --------   ---------   --------

              Income tax expense             $ 996,390  $  953,874   $956,085
                                              ========   =========   ========


NOTE 10   EMPLOYEE BENEFITS:

          The Company's two subsidiary banks each have separate retirement and profit sharing plans which cover substantially all full time employees at each bank. The Capon Valley Bank has a defined contribution pension plan with 401(k) features that is funded with discretionary contributions by the Company. The Company matches on a limited basis the contributions of the employees. Investment of employee balances is done through the direction of each employee.

          The Grant County Bank is a member of the West Virginia Bankers' Association Retirement Plan. Benefits under the plan are based on compensation and years of service with 100% vesting after seven years of service. The Plan's assets are in excess of the projected benefit obligations and thus the Bank was not able to make contributions to the Plan in 1997, 1996 or 1995. The amounts of the prepaid expense and the net pension expense reflected in operations are insignificant. In addition, The Grant County Bank also maintains a profit sharing plan covering substantially all employees to which contributions are made at the discretion of the Board of Directors.

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

          Deferred compensation expenses for the above benefits charged to operations totaled $189,595 in 1997, $206,893 in 1996 and $139,371 in
          1995.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

HIGHLANDS BANKSHARES, INC.


NOTE 11   RESTRICTIONS ON DIVIDENDS OF SUBSIDIARY BANKS:

          The principal source of funds of Highlands Bankshares, Inc. is dividends paid by subsidiary banks. The various regulatory authorities impose restrictions on dividends paid by a state bank. A state bank cannot pay dividends (without the consent of state banking authorities) in excess of the total net profits of the current year and the combined retained profits of the previous two years. As of January 1, 1998, the banks could pay dividends to the Company of approximately $2,140,964 without permission of the regulatory authorities.


NOTE 12   TRANSACTIONS WITH RELATED PARTIES:

          During the year, officers and directors (and companies controlled by them) were customers of and had transactions with the subsidiary Banks in the normal course of business. These transactions were made on substantially the same terms as those prevailing for other customers and did not involve any abnormal risk. The aggregate amount of loans to related parties of $1,593,252 at December 31, 1996, was increased $2,762,595 by new loans and reduced $1,017,330 by payments, resulting in an ending balance of $3,338,517 at December 31, 1997.


NOTE 13   COMMITMENTS AND GUARANTEES:

          The Banks make commitments to extend credit in the normal course of business and issues standby letters of credit to meet the financing needs of its customers. The amount of the commitments represents the Banks' exposure to credit loss that is not included in the balance sheet. As of the balance sheet dates, the Banks had outstanding the following commitments:
                                                       1997        1996

          Commitments to extend credit              $8,414,000  $5,743,000
          Standby letters of credit                    645,000     677,000

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

          The Bank has cash deposited in and federal funds sold to other commercial banks totaling $7,661,626 and $3,511,000 at December 31, 1997 and 1996, respectively.


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

          Off-Balance-Sheet Items

          The carrying amount and estimated fair value of off-balance-sheet items were not material at December 31, 1997.

          The estimated fair values of financial instruments as of December 31 are as follows:


                                                             1997                             1996
                                                                   Estimated                        Estimated
                                                    Carrying         Fair            Carrying         Fair
                                                     Amount          Value            Amount          Value

          Financial Assets:
            Cash and due from banks               $3,246,056     $3,246,056        $3,195,822     $3,195,822
            Interest bearing deposits                826,636        826,636           833,626        833,626
            Federal funds sold                     6,895,115      6,895,115         2,494,077      2,494,077
            Securities held to maturity            4,576,963      4,677,664         8,558,956      8,620,109
            Securities available for sale         31,682,358     31,682,358        33,056,700     33,056,700
            Other investments                        715,250        715,250           638,850        638,850
            Loans, net                           135,735,652    136,215,953       123,343,418    123,592,407
            Interest receivable                    1,547,604      1,547,604         1,361,433      1,361,433

          Financial Liabilities:
            Demand deposits                       63,294,373     63,294,373        60,516,708     60,516,708
            Term deposits                        104,641,338    104,624,538        96,592,399     96,535,118
            Borrowed money                           226,152        226,152           141,616        141,616
            Interest payable                         743,000        743,000           795,000        795,000

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

HIGHLANDS BANKSHARES, INC.


NOTE 16   REGULATORY MATTERS (CONTINUED):


          Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 1997 and 1996, that the Company meets all capital adequacy requirements to which it is subject.

          To be categorized as well capitalized the Company must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events that management believes have changed the Company's category from a well capitalized status.

          The Company's actual capital ratios are presented in the following table:

                                           Actual        Regulatory Requirements
                                          December        Adequately     Well
                                        1997    1996     Capitalized Capitalized

          Total risk-based ratio       17.35%   18.82%       8.00%      10.00%
          Tier 1 risk-based ratio      18.47%   18.85%       4.00%       6.00%
          Total assets leverage ratio  11.15%   11.58%       3.00%       5.00%

          Capital ratios and amounts are applicable both at the individual bank level and on a consolidated basis. At December 31, 1997, both subsidiary banks had capital levels far in excess of minimum requirements. As such, both banks qualified as "well capitalized banks" for FDIC insurance purposes and thus were charged the minimum rate for insurance coverage.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

HIGHLANDS BANKSHARES, INC.


NOTE 17   PARENT CORPORATION ONLY FINANCIAL STATEMENTS:


                                BALANCE SHEETS

          Assets                                          December 31,
                                                       1997         1996

            Cash                                    $   18,695   $   29,819
            Investment in subsidiaries              21,155,702   20,087,421
            Other investments                          100,000      100,000
            Other assets                                                652
            Income taxes receivable                      5,436       11,565
            Due from subsidiaries                       17,168
                                                     ---------

            Total Assets                           $21,297,001  $20,229,457
                                                    ==========   ==========


          Stockholders' Equity

            Common stock, par value $5 per share
              authorized 1,000,000 shares; 546,764
              shares issued                          2,733,820    2,733,820
            Surplus                                  1,661,987    1,661,987
            Retained earnings                       17,854,185   16,478,655
            Net unrealized gains (losses) on
              securities available for sale             39,710     (151,192)
                                                     ---------    ---------

                                                    22,289,702   20,723,270
            Less treasury stock (at cost,
              44,866 shares in 1997 and
              32,698 shares in 1996)                  (992,701)    (493,813)
                                                     ---------    ---------

            Total Stockholders' Equity              21,297,001   20,229,457
                                                    ----------   ----------

            Total Liabilities and Stockholders'
              Equity                               $21,297,001  $20,229,457
                                                    ==========   ==========

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

HIGHLANDS BANKSHARES, INC.


NOTE 17   PARENT CORPORATION ONLY FINANCIAL STATEMENTS (CONTINUED):


                  STATEMENTS OF INCOME AND RETAINED EARNINGS

                                                 Years Ended December 31,
                                              1997         1996         1995

          Income

            Dividends from subsidiaries     $1,055,054   $ 483,226    $ 451,675
            Other dividends                        630         630          630
                                              --------    --------     --------

            Total                             1,055,684    483,856      452,305
                                             ----------  ---------   ----------

          Expenses

            Professional fees                    37,980      34,478      22,203
            Advertising                           6,094       3,320       3,452
            Other expenses                       39,054      18,754      26,189
                                               --------    --------    --------

            Total                                83,128      56,552      51,844
                                              ---------   ---------   ---------

          Net income before income tax benefit
            and undistributed income of
            subsidiaries                        972,556     427,304     400,461

          Income tax benefit                    (30,211)    (18,815)    (20,112)
                                               --------    --------    --------

          Income before undistributed income
            of subsidiaries                   1,002,767     446,119     420,573

          Undistributed income of
            subsidiaries                        877,378   1,567,005   1,431,908
                                               --------   ---------   ---------

            Net Income                        1,880,145   2,013,124   1,852,481

          Retained earnings,
            Beginning of period              16,478,655  14,948,757  13,522,947
            Dividends paid                     (504,615)   (483,226)   (426,671)
                                               --------    --------    --------

          Retained Earnings,
            End of Period                   $17,854,185 $16,478,655 $14,948,757
                                             ==========  ==========  ==========

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

HIGHLANDS BANKSHARES, INC.


NOTE 17   PARENT CORPORATION ONLY FINANCIAL STATEMENTS (CONTINUED):


                           STATEMENTS OF CASH FLOWS


                                                  Years Ended December 31,
                                                1997       1996        1995


          Cash Flows from Operating Activities:
            Net income                       $1,880,145  $2,013,124  $1,852,481
            Adjustments
              Undistributed subsidiary income  (877,378) (1,567,005) (1,431,908)
              Depreciation                          181         408         391
              Increase (decrease) in payables               (41,738)     16,901
              (Increase) decrease in receivables(10,569)     19,139     (31,176)

            Net Cash Provided by Operating
              Activities                        992,379     423,928     406,689
                                               --------    --------    --------


          Cash Flows from Financing Activities:
            Dividends paid                     (504,615)   (483,226)   (426,671)
            Purchase of treasury stock         (498,888)
                                               --------

            Net Cash Used in Financing
              Activities                     (1,003,503)   (483,226)   (426,671)
                                             ----------   ---------  ----------

          Net Decrease in Cash                  (11,124)    (59,298)    (19,982)

          Cash, Beginning of Year                29,819      89,117     109,099
                                               --------    --------    --------

          Cash, End of Year                   $  18,695   $  29,819   $  89,117
                                               ========    ========    ========

                         INDEPENDENT AUDITORS' REPORT




The Stockholders and Board of Directors
Highlands Bankshares, Inc.
Petersburg, West Virginia


We have audited the accompanying consolidated balance sheets of Highlands Bankshares, Inc. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the years in the three year period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Highlands Bankshares, Inc. and subsidiaries as of December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the years in the three year period ended December 31, 1997, in conformity with generally accepted accounting principles.

                              S. B. Hoover & Company, L.L.P.



January 15, 1998
Harrisonburg, Virginia

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None

Part III

Item  9. Directors and Executive Officers

     We  are   incorporating the Proxy Statement of Highlands Bankshares, Inc.
     via  Form   DEF  14A   filed March 18, 1998.

Item 10. Executive Compensation

     We  are   incorporating   the   Proxy   Statement   of   Highlands
     Bankshares,   Inc.   via  Form   DEF  14A   filed March 18, 1998.

Item 11. Security Ownership of Certain Beneficial Owners and Management

     We  are   incorporating   the   Proxy   Statement   of   Highlands
     Bankshares,   Inc.   via  Form   DEF  14A   filed March 18, 1998.

Item 12. Certain Relationships and Related Transactions

     We  are   incorporating   the   Proxy   Statement   of   Highlands
     Bankshares,   Inc.   via  Form   DEF  14A   filed March 18, 1998.

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

     John VanMeter is a partner with the law firm of VanMeter and VanMeter, which has been retained by the Company as legal counsel and it is anticipated that the relationship will continue. Jack H. Walters is a partner with the law firm of Walters, Krauskopf & Roth, which provides legal counsel to the Company and it is anticipated that the relationship will continue.

Part IV

Item 13. Exhibits and Reports on Form 8-K

     a)  Exhibits

         Exhibit No.                        Description

             2              Not applicable

             3 (i) Articles of Incorporation of Highlands Bankshares, Inc. are incorporated by reference to Appendix C to Highlands Bankshares, Inc.'s Form S-4 filed October 20, 1986.

                            Amendments to the original Articles of Incorporation were filed on December 8, 1997 and are attached hereto.

     a)  Exhibits (Continued)

         Exhibit No.                        Description


             3 (ii) Bylaws of Highlands Bankshares, Inc. are incorporated by reference to Appendix D to Highland Bankshares, Inc.'s Form S-4 filed October 20, 1986.

                            Amendments to the original Bylaws were filed with the West Virginia Secretary of State on December 8, 1997 and are attached hereto.

             4              Not applicable

             9              Not applicable

            10              Not applicable

            11              Not applicable

            12              Not applicable

            16              Not applicable

            18              Not applicable

            21 Subsidiaries of the Small Business Issuer is attached on Page 49

            22              Not applicable

            23              Consent of Certified Public Accountant attached on
                            Page 50

            24              Not applicable

            27              Financial Data Schedule attached

            28              Not applicable


     b)  Reports on Form 8-K

         No reports on Form 8-K were filed in the fourth quarter of 1997.

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


                                        Date  March 27, 1998



                                        By   CLARENCE E. PORTER
                                             Clarence E. Porter
                                             Secretary/Treasurer,
                                             Chief Financial Officer
                                             and Chief Accounting Officer


                                        Date   March 27, 1998

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and as of the date indicated.

        Signature                         Title                  Date

                                                                March 27, 1998
LESLIE A. BARR                                              ------------------
Leslie A. Barr                          President
                               & Chief Executive Officer
                                        Director
                                                                March 27, 1998
THOMAS B. MCNEIL, SR.                                       ------------------
Thomas B. McNeil, Sr.                   Director


GEORGE B. MOOMAU                                                March 27, 1998
George B. Moomau                        Director


CLARENCE E. PORTER                                              March 27, 1998
Clarence E. Porter                 Secretary/Treasurer
                                     Chief Financial
                                 and Accounting Officer
                                        Director

COURTNEY R. TUSING                                              March 27, 1998
Courtney R. Tusing                      Director



John G. VanMeter                  Chairman of the Board
                                        Director




Jack H. Walters                         Director




L. Keith Wolfe                          Director