Form 10QSB
period 1998-03-31
HIGHLANDS BANKSHARES INC /WV/
filed 1998-05-15
CIK 756862

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                  FORM 10-QSB


                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934


For the quarter ended                         Commission File No.   0-16761
  March 31, 1998

                          HIGHLANDS BANKSHARES, INC.


           West Virginia                                      55-0650793
(State or Other Jurisdiction of                             (I.R.S. Employer
 Incorporation or Organization)                           Identification No.)


                                 P. O. Box 929
                       Petersburg, West Virginia  26847

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

                  Class                        Outstanding at March 31, 1998
Common Stock, par value - $5                                501,898 shares

                          HIGHLANDS BANKSHARES, INC.


                                     INDEX


                                                                       Page

PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Statements of Income - Three Months
         Ended March 31, 1998 and 1997                                   2

         Consolidated Balance Sheets - March 31, 1998 and
         December 31, 1997                                               3

         Consolidated Statements of Cash Flows - Three
         Months Ended March 31, 1998 and 1997                            4

         Consolidated Statements of Changes in Stockholders'
         Equity - Three Months Ended March 31, 1998 and 1997             5

         Notes to Consolidated Financial Statements                      6


Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                   8


PART II  OTHER INFORMATION                                              17

Item 1.  Legal Proceedings                                              17

Item 2.  Changes in Securities                                          17

Item 3.  Defaults upon Senior Securities                                17

Item 4.  Submission of Matters to a Vote of Security Holders            17

Item 5.  Other Information                                              17

Item 6.  Exhibit and Reports on Form 8K                                 17


         SIGNATURES                                                     19

Part I Financial Information
Item 1.Financial Statements

                          HIGHLANDS BANKSHARES, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                           (In Thousands of Dollars)

                                                         Three Months Ended
                                                               March 31,
                                                          1998        1997
Interest Income
   Interest and fees on loans                           $  3,157    $ 2,935
   Interest on federal funds sold                             90         45
   Interest on time deposits                                  10         10
   Interest and dividends on investment securities
     Taxable                                                 529        591
     Nontaxable                                               44         49

   Total Interest Income                                   3,830      3,630

Interest Expense
   Interest on time deposits over $100,000                   351        322
   Interest on other deposits                              1,531      1,436
   Interest on borrowed money                                  3         12

   Total Interest Expense                                  1,885      1,770

Net Interest Income                                        1,945      1,860

Provision for Loan Losses                                     60         45

Net Interest Income After Loan Losses                      1,885      1,815

Noninterest Income
   Service charges                                            74         71
   Other                                                      90         76
   Income on security transactions                                        5

   Total Noninterest Income                                  164        152

Noninterest Expense
   Salaries and employee benefits                            718        691
   Occupancy expense                                          67         61
   Equipment expense                                         110        113
   Data processing                                           110        108
   Other                                                     312        284

   Total Noninterest Expense                               1,317      1,257

Income Before Income Taxes                                   732        710

Provision for Income Taxes                                   235        230

Net Income                                              $    497    $   480

Per Share Data

   Net Income                                           $   .99     $   .94

   Cash Dividends                                       $   .27     $   .25

Weighted Average Common Shares Outstanding              501,898     511,633


       The accompanying notes are an integral part of these statements.

                           HIGHLANDS BANKSHARES, INC.
                          CONSOLIDATED BALANCE SHEETS
                           (In Thousands of Dollars)

                                                      March 31,  December 31,
                                                        1998         1997
     ASSETS

Cash and due from banks - interest bearing            $  3,823    $  3,246
Time deposits in other banks                               864         827
Federal funds sold                                       6,524       6,895
Securities held to maturity (note 2)                     4,426       4,577
Securities available for sale (note 3)                  30,401      31,683
Other investments                                        2,801         715
Loans, net of unearned interest (note 5)               140,682     137,105
   Less allowance for loan losses (note 6)              (1,320)     (1,370)

   Net Loans                                           139,362     135,735

Bank premises and equipment                              4,696       4,773
Interest receivable                                      1,560       1,548
Deferred income tax benefits                               167         165
Other assets                                               628         606

   Total Assets                                       $195,252    $190,770

     LIABILITIES

Deposits:
   Noninterest bearing
     Demand deposits                                  $ 16,071    $ 15,952
   Interest bearing
     Money market and checking                          16,916      15,774
     Money market savings                               12,686      12,179
     Savings                                            19,991      19,389
     Time deposits over $100,000                        23,286      23,328
     All other time deposits                            82,768      81,314

   Total Deposits                                      171,718     167,936

Borrowed money                                             252         226
Accrued expenses and other liabilities                   1,627       1,311

   Total Liabilities                                   173,597     169,473

   STOCKHOLDERS' EQUITY

Common stock ($5 par value, 1,000,000 shares
   authorized, 546,764 shares issued)                    2,734       2,734
Surplus                                                              1,662
1,662
Retained earnings                                       18,216      17,854
Net unrealized gain on securities available for sale        36          40

                                                        22,648      22,290
Treasury stock (at cost, 44,866 shares in 1998
   and 1997)                                              (993)       (993)

   Total Stockholders' Equity                           21,655      21,297

   Total Liabilities and Stockholders' Equity         $195,252    $190,770


       The accompanying notes are an integral part of these statements.

                           HIGHLANDS BANKSHARES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (In Thousands of Dollars)

                                                         Three Months Ended
                                                              March 31,
                                                          1998        1997
Cash Flows from Operating Activities:
   Net income                                           $    497    $   480
   Adjustments to reconcile net income to net
     cash provided by operating activities:
       Income on securities transactions                                 (5)
       Depreciation                                           95         95
       Net amortization                                        1          1
       Provision for loan losses                              60         45
       Increase in interest receivable                       (12)      (159)
       (Increase) decrease in other assets                   (24)        44
       Increase in accrued expenses                          316        220

   Net Cash Provided by Operating Activities                 933        721

Cash Flows from Investing Activities:
   Proceeds from maturities of securities
     available for sale                                    1,964      1,282
   Proceeds from maturities of securities
     held to maturity                                        146        827
   Purchase of securities available for sale                (684)
   Purchase of other investments                          (2,085)       (76)
   Net change in time deposits in other banks                (37)        77
   Net change in loans                                    (3,687)    (3,701)
   Purchase of property and equipment                        (18)      (224)
   Net change in federal funds sold                          371       (506)

   Net Cash Consumed by Investing Activities              (4,030)    (2,321)

Cash Flows from Financing Activities:
   Purchase of treasury stock                                          (499)
   Net increase in deposits                                3,782      1,230
   Dividends paid in cash                                   (135)      (129)
   Other borrowed money                                       32      1,500
   Repayment of borrowed money                                (5)        (5)

   Net Cash Provided by Financing Activities               3,674      2,097

Net Increase in Cash and Cash Equivalents                    577        497

Cash and Cash Equivalents, Beginning of Period             3,246      3,195

Cash and Cash Equivalents, End of Period                $  3,823    $ 3,692

Supplemental Disclosures:
   Cash Paid For:
     Income taxes                                       $      2    $     2
     Interest                                              1,917      1,818

       The accompanying notes are an integral part of these statements.



                                               HIGHLANDS BANKSHARES, INC.
                             CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                               (In Thousands of Dollars)


                                                                              Accumulated
                                                                                Other
                                     Treasury    Common            Retained  Comprehensive
                                       Stock      Stock    Surplus Earnings  Income (Loss)    Total


Balances, December 31, 1996          $  (494)  $   2,734  $  1,662 $  16,478 $    (151)    $ 20,229
   Comprehensive Income
   Net income                                                            480                    480
   Net change in unrealized
     depreciation on investment
     securities available for sale,
     net of taxes                                                                 (169)        (169)

   Total Comprehensive Income                                            480      (169)         311
   Purchase of treasury stock           (499)                                                  (499)
   Dividends paid                                                       (129)                  (129)

   Balances, March 31, 1997          $  (993) $   2,734   $  1,662 $  16,829   $  (320)     $19,912



                                                                              Accumulated
                                                                                Other
                                     Treasury    Common            Retained  Comprehensive
                                       Stock      Stock    Surplus Earnings  Income (Loss)    Total




Balances, December 31, 1997          $  (993) $   2,734   $  1,662 $  17,854   $    40      $21,297
   Comprehensive Income
   Net income                                                            497                    497
   Net change in unrealized
     depreciation on investment
     securities available for
     sale, net of taxes                                                             (4)          (4)

   Total Comprehensive Income                                            497        (4)         493
   Dividends paid                                                       (135)                  (135)

   Balances, March 31, 1998          $  (993) $   2,734   $  1,662 $  18,216    $   36      $21,655


       The accompanying notes are an integral part of these statements.


                          HIGHLANDS BANKSHARES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1    ACCOUNTING PRINCIPLES:

             The consolidated financial statements conform to generally accepted accounting principles and to general industry practices. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 1998, and the results of operations for the three month periods ended March 31, 1998 and 1997. The notes included herein should be read in conjunction with the notes to financial statements included in the 1997 annual report to stockholders of Highlands Bankshares, Inc.


NOTE 2    SECURITIES HELD TO MATURITY:

             The amortized cost and fair value of securities held to maturity as of March 31, 1998 and December 31, 1997, are as follows:

                                                1998                 1997
                                          Carrying  Fair      Carrying    Fair
                                           Amount   Value      Amount     Value

          US Treasury securities and
            obligations of US Government
            corporations and agencies    $  1,277 $  1,281   $  1,282  $  1,287
          Obligations of states and
            political subdivisions          3,149    3,239      3,295     3,390

            Total                        $  4,426 $  4,520   $  4,577  $  4,677


NOTE 3    SECURITIES AVAILABLE FOR SALE:

             The amortized cost and fair value of securities available for sale as of March 31, 1998 and December 31, 1997 are as follows:

                                                1998                 1997
                                          Carrying  Fair      Carrying    Fair
                                           Amount   Value      Amount     Value

          US Treasury securities and
            obligations of US Government
            corporations and agencies    $ 29,614 $ 29,738   $ 30,889  $ 31,014
          Obligations of states and
            political subdivisions            100      101        100       101
          Other investments                   630      562        630       568

            Total                        $ 30,344 $ 30,401   $ 31,619  $ 31,683

                          HIGHLANDS BANKSHARES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 4    OTHER INVESTMENTS:

          Other investments consist of two single premium insurance contracts which have the dual purposes of providing a rate of return to the Company which approximately equals the rate of return on one year Treasury obligations and providing life insurance and retirement benefits to employees. The carrying value of this investment is $2,086,000. Other investments totaling $715,000 include investments in the Federal Home Loan Bank and other governmental entities whose transferability is restricted.


NOTE 5    LOANS OUTSTANDING:

             A summary of loans outstanding as of March 31, 1998 and December 31, 1997, is as follows:

                                                        1998         1997

          Commercial                                  $ 32,061    $ 30,717
          Real estate - construction                     2,839       2,189
                      - mortgages                       76,283      75,221
          Consumer installment                          31,495      31,492

            Total                                      142,678     139,619
          Unearned interest                             (1,996)     (2,514)

            Net loans outstanding                     $140,682    $137,105


NOTE 6    ALLOWANCE FOR LOAN LOSSES:

             A summary of transactions in the allowance for loan losses for the three months ended March 31, 1998 and 1997, follows:

                                                        1998         1997

          Balance, beginning of period                $  1,370    $  1,257
          Provisions charged to operating expenses          60          45
          Loan recoveries                                   23          45
          Loan charge-offs                                (133)        (60)

            Balance, end of period                    $  1,320    $  1,287

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Overview

    The Company's net income was $497,000 in the first quarter of 1998, an increase of 3.54% compared to the first quarter of 1997. Earnings per share were $.99 for the first quarter of 1998 compared to $.94 per share for the same quarter in 1997 (a 5.32% increase). The Company's annualized return on average equity was 9.26% in the first quarter of 1998 compared to 9.54% for the first quarter of 1997. Return on average assets was 1.04% for 1998 and 1.06% for 1997.

    The increase in earnings per share for the first quarter was due to moderate increases in net interest income and noninterest income. Both are reflective of growth in assets and deposits within the last twelve months - a 6.03% increase in interest earning assets and a 8.35% increase in deposits and other borrowed money. Net interest income on a tax equivalent basis increased 4.34% due to increased volume of loans outstanding and a declining cost of funds in time deposits. The provision for loan losses increased slightly due to a higher volume of loans outstanding. Other noninterest expenses increased 4.77%, mainly the result of the opening of a new branch of the Capon Valley Bank in Baker, West Virginia.

Net Interest Income

    The Company's net interest income on a tax equivalent basis was 4.34% in the first quarter of 1998 compared to 4.41% for the first quarter of 1997. Commercial rates fell from 8.97% in 1997 to 8.70% in 1998 due to competition for loans in existing and expanding markets. Due to a strong economy, average commercial loans outstanding increased 19.35% in the first quarter of 1998 compared to the first quarter of 1997. Rates on consumer loans declined thirty-six basis points as volume increases mirrored overall loan growth resulting in a net rise in income. Rates on real estate loans declined fourteen basis points due to competition in the secondary market and changes in overall market conditions. A 6.69% increase in average real estate loans outstanding for the 1998 quarter helped increase real estate income. The overall decline of nineteen basis points in returns on loans outstanding was more than offset by declines in the rates paid on deposits and borrowed money (see below) and volume increases.

    The Company saw an overall increase of nineteen basis points in the yields on investment securities compared to 1997 results. The increase is reflective of higher rates on taxable investments and stems mainly from reinvestments at increased rates. Total investments in securities declined in the first quarter of 1998 as maturities were used to fund loan increases. Interest rates on federal funds sold and interest bearing deposits increased 28 basis points as rates in the overall market hovered between 5.50% and 5.75% within the quarter. The increase in the average balance of federal funds outstanding reflects the increase in deposits, a flat yield curve and the Company's desire to increase liquidity.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


Net Interest Income (Continued)

    Interest rates paid on transaction and savings amounts increased a combined five basis points due to higher than average rates paid by the local competition. The rate paid on these deposit accounts has traditionally been higher than larger institutions within the state. With market rates quite low on transaction accounts, customers have moved additional savings to instruments yielding higher rates, i.e. time deposits. The average balance in time deposits grew 9.68% in 1998 compared to 1997 and was a major source of funding for the loan growth discussed earlier. A nine basis point drop in rates paid on deposits between 1997 and 1998 reflects older certificates maturing and renewing at rates in line with current market conditions.

    A complete yield analysis is shown as Table I on page 15.

Noninterest Income

    Noninterest income increased 7.89% during the first quarter of 1998 compared to the same quarter in 1997. The increase was due to greater income from service charges on transaction accounts and loan servicing income. The increase was in line with asset growth and management's expectations.

Noninterest Expenses

    Overall noninterest expenses rose 4.77% for the first quarter of 1998 when compared to the first quarter of 1997. Personnel expenses increased 3.91% in the first quarter of 1998 over the same quarter in 1997 due to merit and inflationary increases. Occupancy and equipment expense rose
1.72% while data processing expenses rose 1.85% between the periods. Increased costs for advertising, ATM services, stationery and communication services resulted in other noninterest expenses increasing 9.86% in 1998 compared to 1997. The overall increase in noninterest expense of 4.77% was in line with management's expectations.

    Most branch operations take one to three years to become profitable. Management believes the Keyser location will provide loan and deposit growth immediately and will attain profitability within two to three years. The Baker location, which opened in April 1997, is located in an area with good potential growth. The estimate of time to attain profitability at this location is two to four years. Costs incurred prior to profitability are viewed as a part of the investment in this location and are accepted as part of the costs incurred for long-term growth.

Loan Portfolio

    The Company is an active residential mortgage and construction lender and generally extends commercial loans to small and medium sized businesses within its primary service area. The Company's commercial lending activity extends across its primary service areas of Grant, Hardy, Mineral and northern Pendleton counties. Consistent with its focus on providing community-based financial services, the Company does not attempt to diversify its loan portfolio geographically by making significant amounts of loans to borrowers outside of its primary service area.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


Loan Portfolio (Continued)

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

    Loans outstanding increased $3,577,000 or 2.61% in the first quarter in 1998 compared to levels at December 31, 1997. A 6.06% rise in commercial and construction loans was primarily responsible for the increase. Modest gains in consumer and mortgage lending were also experienced. The loan to deposit ratio was 81.93% at March 31, 1998 compared to 81.64% at December 31, 1997. Loan demand is expected to remain satisfactory in the near future barring any credit tightening by the Federal Reserve.

Asset Quality and Risk Elements

    Nonperforming loans include nonaccrual loans, loans 90 days or more past due and restructured loans. Nonaccrual loans are loans on which interest accruals have been suspended or discontinued permanently. Restructured loans are loans on which the original interest rate or repayment terms have been changed due to financial hardship of the borrower. Nonaccrual loans totaled $70,000 at March 31, 1998 compared to zero nonaccrual loans at December 31, 1997.

    Real estate acquired through foreclosure was $214,000 at March 31, 1998 compared to $174,000 at December 31, 1997. All foreclosed property held at March 31, 1998 was in the Company's primary service area. The Company's practice is to value real estate acquired through foreclosure at the lower of (i) an independent current appraisal or market analysis less anticipated costs of disposal, or (ii) the existing loan balance. The Company is actively marketing all foreclosed real estate and does not anticipate material write-downs in value before disposition.

    An inherent risk in the lending of money is that the borrower will not be able to repay the loan under the terms of the original agreement. The allowance for loan losses (see subsequent section) provides for this risk and is reviewed periodically for adequacy. This review also considers concentrations of loans in terms of geography, business type or level of risk. While lending is geographically diversified within the service area, the Company does have some concentration of loans in the area of agriculture (primarily poultry farming), timber and related industries.
Management recognizes these concentrations and considers them when structuring its loan portfolio. As of March 31, 1998, management is not aware of any significant potential problem loans in which the debtor is currently meeting their obligations as stated in the loan agreement but which may change in future periods.

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

     The provision for credit losses and changes in the allowance for credit losses are shown below (in thousands of dollars).

                                                          Quarter Ended
                                                            March 31,
                                                          1998         1997

    Balance, beginning of period                        $ 1,370      $ 1,257
    Net charge-offs (recoveries)
      Charge-offs                                          (133)         (60)
      Recoveries                                             23           45

    Total net charge-offs *                                (110)         (15)
    Provision for credit losses                              60           45

      Balance, End of Period                            $ 1,320      $ 1,287

   * Components of net charge-offs:
      Real estate - mortgages                                             12
      Commercial                                           (103)
      Installment                                            (7)         (27)

      Total                                             $  (110)     $   (15)

    The allowance for credit losses of $1,320,000 at March 31, 1998, was down $50,000 from its level at December 31, 1997. The decline was due to a couple of large credit losses charged to the reserve in the first quarter of 1998. The allowance was equal to .94% and 1.00% of total loans outstanding at March 31, 1998 and December 31, 1997, respectively. The Company believes that its allowance must be viewed in its entirety and, therefore, is available for potential credit losses in its entire portfolio, including loans, credit-related commitments and other financial instruments. In the opinion of management, the allowance, when taken as a whole, is adequate to absorb reasonably estimated credit losses inherent in the Company's portfolio.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


Securities

     The Company's securities portfolio serves several purposes. Portions of the portfolio secure certain public and trust deposits while the remaining portions are held as investments or used to assist the Company in liquidity and asset liability management. Total securities and other investments at March 31, 1998 were $37,628,000 compared to $36,975,000 at December 31, 1997. Total securities and other investments as percent of total assets were 19.27% at March 31, 1998 compared to 19.38% at December 31, 1997. The slight increase in securities is in line with general asset growth.

     The securities portfolio consists of three components, securities held to maturity, securities available for sale and other investments.
Securities are classified as held to maturity when management has the intent and the Company has the ability at the time of purchase to hold the securities to maturity. Held to maturity securities are carried at cost, adjusted for amortization of premiums and accretion of discounts. Securities to be held for indefinite periods of time are classified as available for sale and accounted for at market value. Securities available for sale include securities that may be sold in response to changes in market interest rates, changes in the security's prepayment risk, increases in loan demand, general liquidity needs and other similar factors. Other investments consist of investments in insurance products which are designed to provide a rate of return similar to one year Treasury obligations. These products may provide additional employee benefits based on their annualized performance. Other investments also include restricted securities whose ownership is required to participate in certain governmental programs. The Company's recent purchases of all securities have generally been limited to securities of high credit quality with short to medium term maturities. Changes in the market values of securities available for sale are reflected as changes in stockholders' equity, net of the deferred tax effect. As of March 31, 1998, the cost of the securities available for sale exceeded their market value by $57,000 ($36,000 after tax considerations).

Deposits

     The Company's main source of funds is customer deposits received from individuals, governmental entities, and businesses located within the Company's service area. Deposit accounts include demand deposits, savings, money market and certificates of deposit.

     Total deposits increased 2.25% between December 31, 1997 and March 31, 1998. The cost of funds for the first quarter of 1998 was 4.90% compared to 4.99% for the same quarter in 1997. With the exception of demand deposits, the yields on all types of deposits declined within the period. The majority of the Company's deposits are time deposits which are attractive to persons seeking high yields on their deposits but without the need for liquidity. The Company has not actively pursued deposits in excess of $100,000 due to the volatile nature of these relationships.

Capital

     The Company seeks to maintain a strong capital base to expand facilities, promote public confidence, support current operations and grow at a manageable level. As of March 31, 1998, the Company's total risk based capital ratio was 18.20% which is far above the regulatory minimum of 8.0%. The ratio of total capital to total assets was 11.09% at March 31, 1998 which exceeds that of the Company's peers.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


Capital (Continued)

     In the first quarter of 1997, the Company repurchased 12,168 shares of common stock at a cost of $499,000. This repurchase reduced total shares outstanding by 2.37% and will be used for future corporate needs.

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

     At March 31, 1998 the Company had a negative gap position. This liability sensitive position typically produces an unfavorable contribution to earnings during a period of increasing rates. With the largest amount of interest sensitive assets and liabilities repricing within three years, the Company monitors these areas very closely. Early withdrawal of deposits, prepayments of loans and loan delinquencies are some of the factors that could affect actual versus expected cash flows. In addition, changes in rates on interest sensitive assets and liabilities may not be equal, which could result in a change in net interest margin. While the Company does not match each of its interest sensitive assets against specific interest sensitive liabilities, it does review its positions regularly and takes actions to reposition itself when necessary.

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

TABLE 1

                                      HIGHLANDS BANKSHARES, INC.
                                     NET INTEREST MARGIN ANALYSIS
                                     (Dollar Amounts in Thousands)

                                   Three Months Ended               Three Months Ended
                                     March 31, 1998                   March 31, 1997

                                Average     Income/             Average     Income/
                                Balance 2   Expense   Rates     Balance 2   Expense    Rates


Interest Income
   Loans
     Commercial                $ 31,043     $   675    8.70%   $ 26,009   $    583     8.97%
     Consumer                    29,097         806   11.08      26,423        756    11.44
     Real estate                 78,281       1,676    8.56      73,404      1,596     8.70

   Total Loans                  138,421       3,157    9.12     125,836      2,935     9.33

   Federal funds sold             6,429          90    5.60       3,384         45     5.32
   Interest bearing deposits        819          10    4.88         806         10     4.96
   Investments
     Taxable                     32,758         529    6.46      37,728        591     6.27
     Tax exempt 1                 3,348          70    8.36       3,691         78     8.45

   Total Earning Assets 1       181,775       3,856    8.49     171,445      3,659     8.54

Interest Expense
   Demand deposits               28,161         201    2.85      26,399        182     2.76
   Savings                       19,464         168    3.45      18,141        158     3.48
   Time deposits                105,967       1,513    5.71      96,616      1,418     5.87
   Other borrowed money             237           3    5.06         822         12     5.84

   Total Interest
     Bearing Liabilities       $153,829       1,885    4.90    $141,978      1,770     4.99

   Net Interest Margin                      $ 1,971                       $  1,889

   Net Yield on Interest Earning Assets 1              4.34%                           4.41%



   1 Yields are on a taxable equivalent basis.
   2 Includes loans in nonaccrual status.


TABLE II

                                      HIGHLANDS BANKSHARES, INC.
                                  INTEREST RATE SENSITIVITY ANALYSIS
                                            MARCH 31, 1998
                                       (In Thousands of Dollars)



                                                                   More than
                                                                    5 Years
                                1 - 90  91 - 365  1 to 3   3 to 5  or Without
                                 Days     Days     Years    Years   Maturity     Total

EARNINGS ASSETS

   Loans                       $22,828  $49,581  $48,401  $11,612   $ 8,260    $140,682
   Fed funds sold                6,524                                            6,524
   Securities                    6,634    6,741   16,029    3,465     4,759      37,628
   Interest bearing time
     deposits                      264      600                                     864

   Total                        36,250   56,922   64,430   15,077    13,019     185,698



INTEREST BEARING LIABILITIES

   Transaction accounts         16,916                                           16,916
   Money market savings         12,686                                           12,686
   Savings accounts             19,991                                           19,991
   Time deposits more
     than $100,000               4,450    9,393    7,404    2,039                23,286
   Time deposits less
     than $100,000              14,557   37,595   25,493    4,759       364      82,768
   Other borrowed money              6       18       52       58       118         252

   Total                        68,606   47,006   32,949    6,856       482     155,899


Rate sensitivity GAP           (32,356)   9,916   31,481    8,221    12,537      29,799

Cumulative GAP                 (32,356) (22,440)   9,041   17,262    29,799

Ratio of cummulative
   interest sensitive assets
   to cummulative interest
   sensitive liabilities         52.83%   80.59%  106.09%  111.11%   119.11%



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

Item 3. Defaults Upon Senior Securities - Not Applicable

Item 4. Submission of Matters to a Vote
        of Security Holders -       Not Applicable

Item 5. Other Information -         Not Applicable

Item 6. Exhibits and Reports on 8-K -  (a)  Exhibits

                                        3 (i)  Articles of  Incorporation  of
                                               Highlands   Bankshares,   Inc.
                                               are       incorporated      by
                                               reference  to  Appendix  C  to
                                               Highlands  Bankshares,  Inc.'s
                                               Form  S-4  filed  October  20,
                                               1986;  amended on  December 8,
                                               1997   and   incorporated   in
                                               1997 Form 10-KSB.

                                        3 (ii) Bylaws      of       Highlands
                                               Bankshares,      Inc.      are
                                               incorporated  by  reference to
                                               Appendix    D   to    Highland
                                               Bankshares,  Inc.'s  Form  S-4
                                               filed    October   20,   1986;
                                               amended  on  December  8, 1997
                                               and   incorporated   in   1997
                                               Form 10-KSB.

                                        27     Financial     Data    Schedule
                                               attached.

                                    (b) Reports  on  Form  8-K  filed  during
                                        the  three  months  ended  March  31,
                                        1998

                                        None

                                 EXHIBIT INDEX



Exhibit
 Index                                                              Page Number

  27   Financial Data Schedule for the quarter ending March 31, 1998    20

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



Date   May 13, 1998