Form 10QSB
period 1998-06-30
HIGHLANDS BANKSHARES INC /WV/
filed 1998-08-14
CIK 756862

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                  FORM 10-QSB



                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

For Quarter Ended                             Commission File No.   0-16761
   June 30, 1998

                          HIGHLANDS BANKSHARES, INC.


           West Virginia                                       55-0650793
(State or Other Jurisdiction of                             (I.R.S. Employer
 Incorporation or Organization)                           Identification No.)

                                 P.O. Box 929
                       Petersburg, West Virginia  26847

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

                Class                            Outstanding at June 30, 1998
Common Stock, par value - $5                               501,898 shares

                          HIGHLANDS BANKSHARES, INC.


                                     INDEX


                                                                       Page

PART I   FINANCIAL INFORMATION                                            2

Item 1.  Financial Statements

         Consolidated Statements of Income - Six Months
         Ended June 30, 1998 and 1997                                     2

         Consolidated Statements of Income - Three Months
         Ended June 30, 1998 and 1997                                     3

         Consolidated Balance Sheets - June 30, 1998 and
         December 31, 1997                                                4

         Consolidated Statements of Changes in Stockholders'
         Equity - Six Months Ended June 30, 1998 and 1997                 5

         Consolidated Statements of Cash Flows - Six Months
         Ended June 30, 1998 and 1997                                     6

         Notes to Consolidated Financial Statements                       7

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                    9


PART II  OTHER INFORMATION                                               18

Item 1.  Legal Proceedings                                               18

Item 2.  Changes in Securities                                           18

Item 3.  Defaults upon Senior Securities                                 18

Item 4.  Submission of Matters to a Vote of Security Holders             18

Item 5.  Other Information                                               18

Item 6.  Exhibits and Reports on Form 8K                                 18


         SIGNATURES                                                      20

Part I  Financial Information
Item 1  Financial Statements
                          HIGHLANDS BANKSHARES, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                           (In Thousands of Dollars)

                                                            Six Months Ended
                                                              June 30,
                                                          1998        1997
Interest Income
   Interest and fees on loans                           $  6,417    $ 5,968
   Interest on federal funds sold                            195        122
   Interest on time deposits                                  17         19
   Interest and dividends on investment securities
     Taxable                                               1,041      1,186
     Nontaxable                                               87         95
                                                         -------     ------

   Total Interest Income                                   7,757      7,390
                                                         -------     ------

Interest Expense
   Interest on time deposits over $100,000                   707        661
   Interest on other deposits                              3,097      2,936
   Interest on borrowed money                                 12         37
                                                         -------     ------

   Total Interest Expense                                  3,816      3,634
                                                         -------     ------

Net Interest Income                                        3,941      3,756

Provision for Loan Losses                                    120         90
                                                         -------     ------

Net Interest Income After Provision for Loan Losses        3,821      3,666
                                                         -------     ------

Noninterest Income
   Service charges                                           161        140
   Other                                                     145        180
   Gain (loss) on security transactions                       (3)         7
                                                         -------     ------

   Total Noninterest Income                                  303        327
                                                         -------     ------

Noninterest Expense
   Salaries and employee benefits                          1,456      1,415
   Occupancy expense                                         128        119
   Equipment expense                                         220        219
   Data processing                                           227        217
   Other                                                     625        579
                                                         -------     ------

Total Noninterest Expense                                  2,656      2,549
                                                         -------     ------

Income Before Income Taxes                                 1,468      1,444

Provision for Income Taxes                                   506        481
                                                         -------     ------

Net Income                                              $    962    $   963
                                                         =======     ======

Per Share Data

   Net Income                                           $   1.92    $  1.90
                                                         =======     ======

   Cash Dividends                                       $    .54    $   .50
                                                         =======     ======

Weighted Average Common Shares Outstanding               501,898     506,723
                                                         =======     =======

       The accompanying notes are an integral part of these statements.

                           HIGHLANDS BANKSHARES, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
              (In Thousands of Dollars Except Per Share Amounts)

                                                         Three Months Ended
                                                              June 30,
                                                          1998        1997
Interest Income
   Interest and fees on loans                           $  3,260    $ 3,033
   Interest on federal funds sold                            105         77
   Interest on time deposits                                   7          9
   Interest and dividends on investment securities
     Taxable                                                 512        595
     Nontaxable                                               43         46
                                                         -------     ------

   Total Interest Income                                   3,927      3,760
                                                         -------     ------

Interest Expense
   Interest on time deposits over $100,000                   356        339
   Interest on other deposits                              1,566      1,500
   Interest on borrowed money                                  9         25
                                                         -------     ------

   Total Interest Expense                                  1,931      1,864
                                                         -------     ------

Net Interest Income                                        1,996      1,896

Provision for Loan Losses                                     60         45
                                                         -------     ------

Net Interest Income After Provision for Loan Losses        1,936      1,851
                                                         -------     ------

Noninterest Income
   Service charges                                            87         69
   Other income                                               55        104
   Investment security gains (losses)                         (3)         2
                                                         -------     ------

   Total Noninterest Income                                  139        175
                                                         -------     ------

Noninterest Expense
   Salaries and employee benefits                            738        724
   Occupancy expense                                          61         58
   Equipment expense                                         110        106
   Data processing expense                                   117        109
   Other                                                     313        295
                                                         -------     ------

   Total Noninterest Expense                               1,339      1,292
                                                         -------     ------

Income Before Income Taxes                                   736        734

Provision for Income Taxes                                   271        251
                                                         -------     ------

Net Income                                              $    465    $   483
                                                         =======     ======

Per Share Data

   Net Income                                           $    .93    $   .96
                                                         =======     ======

   Cash Dividends                                       $    .27    $   .25
                                                         =======     ======

Weighted Average Common Shares Outstanding               501,898     501,898
                                                         =======     =======

       The accompanying notes are an integral part of these statements.

                           HIGHLANDS BANKSHARES, INC.
                          CONSOLIDATED BALANCE SHEETS
                           (In Thousands of Dollars)

                                                      June 30,   December 31,
                                                        1998         1997
     ASSETS

Cash and due from banks - noninterest bearing         $  4,719    $  3,246
Time deposits in other banks                               848         827
Federal funds sold                                       6,860       6,895
Securities held to maturity (note 2)                     3,757       4,577
Securities available for sale (note 3)                  30,970      31,683
Other investments                                          731         715
Loans, net of unearned interest (note 4)               142,871     137,105
   Less allowance for loan losses (note 5)              (1,358)     (1,370)
                                                       -------     -------

   Net Loans                                           141,513     135,735

Bank premises and equipment                              4,622       4,773
Interest receivable                                      1,625       1,548
Investment in insurance contracts                        2,101
Deferred income tax benefits                               166         165
Other assets                                               522         606
                                                       -------     -------

   Total Assets                                       $198,434    $190,770
                                                       =======     =======

     LIABILITIES

Deposits:
   Noninterest bearing
     Demand deposits                                  $ 17,050    $ 15,952
   Interest bearing
     Money market and checking                          17,428      15,774
     Money market savings                               12,115      12,179
     Savings                                            20,861      19,389
     Time deposits over $100,000                        23,951      23,328
     All other time deposits                            82,904      81,314
                                                       -------     -------

   Total Deposits                                      174,309     167,936

Borrowed money                                             743         226
Accrued expenses and other liabilities                   1,396       1,311
                                                       -------     -------

   Total Liabilities                                   176,448     169,473
                                                       -------     -------

   STOCKHOLDERS' EQUITY

Common stock ($5 par value, 1,000,000 shares
   authorized, 546,764 shares issued)                    2,734       2,734
Surplus                                                  1,662       1,662
Retained earnings                                       18,545      17,854
Net unrealized loss on securities available for sale        38          40
                                                       -------     -------

                                                        22,979      22,290

Treasury stock (at cost, 44,866 shares in 1998 and 1997)  (993)      (993)
                                                       --------     ------

   Total Stockholders' Equity                           21,986      21,297
                                                       -------     -------

   Total Liabilities and Stockholders' Equity         $198,434    $190,770

       The accompanying notes are an integral part of these statements.


                          HIGHLANDS BANKSHARES, INC.
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                           (In Thousands of Dollars)


                                                               Accumulated
                                                                Other
                            Treasury Common         Retained  Comprehensive
                             Stock   Stock  Surplus Earnings  Income (Loss)   Total

Balance, December 31, 1996  $ (494) $ 2,734 $ 1,662 $16,478     $  (151)     $20,229
   Comprehensive Income
   Net Income                                           963                      963
   Net change in unrealized
     depreciation on
     investment securities
     available for sale,
     net of taxes                                                   (19)         (19)
                             -----   ------  ------  ------       ------       ------

   Total Comprehensive
     Income                                             963         (19)         944
   Purchase of treasury
     stock                    (499)                                             (499)
   Dividends paid                                     (253)                     (253)
                            -----    ------  ------  ------       ------       ------

   Balances, June 30, 1997  $ (993) $ 2,734 $ 1,662 $17,188     $  (170)     $20,421
                             =====   ======  ======  ======      ======       ======


                                                               Accumulated
                                                                 Other
                           Treasury  Common         Retained  Comprehensive
                            Stock    Stock  Surplus Earnings  Income (Loss)   Total

Balance, December 31, 1997  $ (993) $ 2,734 $ 1,662 $17,854     $    40      $21,297
   Comprehensive Income
   Net Income                                           962                      962
   Net change in unrealized
     depreciation on
     investment securities
     available for sale,
     net of taxes                                                    (2)          (2)
                              -----   ------  ------ ------       ------      ------

   Total Comprehensive Income                           962          (2)         960
   Dividends paid                                      (271)                    (271)
                            -----   ------  ------   ------       ------      ------

   Balances, June 30, 1998  $ (993) $ 2,734 $ 1,662 $18,545     $    38      $21,986
                            =====   ======  ======  ======       ======       ======


       The accompanying notes are an integral part of these statements.

                             HIGHLANDS BANKSHARES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (In Thousands of Dollars)

                                                          Six Months Ended
                                                              June 30,
                                                          1998        1997
Cash Flows from Operating Activities:
   Net income                                           $    962    $   963
   Adjustments to reconcile net income to net
     cash provided by operating activities:
       (Gain) loss on securities transactions                  3         (7)
       Depreciation                                          184        191
       Net securities accretion                               (1)        (5)
       Provision for loan losses                             120         90
       Increase in interest receivable                       (77)      (175)
       Decrease in other assets                               84         44
       Increase in accrued expenses                           85         55
                                                         -------     ------

   Net Cash Provided by Operating Activities               1,360      1,156
                                                         -------     ------

Cash Flows from Investing Activities:
   Net change in federal funds sold                           35     (3,599)
   Proceeds from maturities of securities
     available for sale                                    5,061      4,484
   Proceeds from maturities of securities held
     to maturity                                             819        932
   Purchase of other investments                             (16)       (76)
   Net change in time deposits in other banks                (21)       267
   Purchase of securities available for sale              (4,352)    (3,481)
   Net change in loans                                    (5,898)    (6,559)
   Purchase of property and equipment                        (33)      (561)
   Investment in insurance contracts                      (2,101)
                                                         -------      ------

   Net Cash Consumed by Investing Activities              (6,506)    (8,593)
                                                         -------      ------

Cash Flows from Financing Activities:
   Net increase in deposits                                6,373      7,193
   Dividends paid in cash                                   (271)      (253)
   Purchase of treasury stock                                          (499)
   Other borrowed money                                      517      2,491
                                                         -------     ------

   Net Cash Provided by Financing Activities               6,619      8,932
                                                         -------     ------

Net Increase in Cash and Cash Equivalents                  1,473      1,495

Cash and Cash Equivalents, Beginning of Period             3,246      3,195
                                                         -------     ------

Cash and Cash Equivalents, End of Period                $  4,719    $ 4,690
                                                         =======     ======

Supplemental Disclosures:
   Cash Paid For:
     Income taxes                                       $    454    $   421
     Interest                                              3,836      3,695


       The accompanying notes are an integral part of these statements.

                           HIGHLANDS BANKSHARES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1    ACCOUNTING PRINCIPLES:

             The consolidated financial statements conform to generally accepted accounting principles and to general industry practices. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 1998, and the results of operations for the six month periods ended June 30, 1998 and 1997. The notes included herein should be read in conjunction with the notes to financial statements included in the 1997 annual report to stockholders of Highlands Bankshares, Inc.

             The Company does not expect the anticipated adoption of any newly issued accounting standards to have a material impact on future operations or financial position.


NOTE 2    SECURITIES HELD TO MATURITY:

             The amortized cost and fair value of securities held to maturity as of June 30, 1998 and December 31, 1997, are as follows:

                                               1998                1997
                                       -----------------------------------------
                                          Amortized  Fair    Amortized  Fair
                                            Cost     Value     Cost     Value

          US Treasury securities and
            obligations of US Government
            corporations and agencies     $   770  $   775   $ 1,282  $ 1,287
          Obligations of states and
            political subdivisions          2,987    3,076     3,295    3,390
                                           ------   ------     -----    ------

            Total                         $ 3,757  $ 3,851   $ 4,577  $ 4,677
                                           ======   ======     =====    ======


NOTE 3    SECURITIES AVAILABLE FOR SALE:

             The amortized cost and fair value of securities available for sale as of June 30, 1998 and December 31, 1997, are as follows:

                                               1998                1997
                                       -----------------------------------------
                                          Amortized  Fair    Amortized  Fair
                                            Cost     Value     Cost     Value

          US Treasury securities and
            obligations of US Government
            corporations and agencies     $ 30,038 $ 30,162  $ 30,889 $ 31,014
          Obligations of states and
            political subdivisions             255      256       100      101
          Other investments                    619      552       630      568
                                            ------   ------     -----    ------

            Total                         $ 30,912 $ 30,970   $ 31,619 $ 31,683
                                            ======   ======     ======   ======

                            HIGHLANDS BANKSHARES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 4    LOANS OUTSTANDING:

             A summary of loans outstanding as of June 30, 1998 and December 31, 1997, is as follows:

                                                        1998         1997

          Commercial                                  $ 30,773    $ 30,717
          Real estate - construction                     3,518       2,189
                      - mortgages                       77,887      75,221
          Consumer installment                          32,835      31,492
                                                       -------     -------

            Total                                      145,013     139,619
          Unearned interest                             (2,142)     (2,514)
                                                       -------     -------

            Net loans outstanding                     $142,871    $137,105
                                                       =======     =======


NOTE 5    ALLOWANCE FOR LOAN LOSSES:

             A summary of transactions in the allowance for loan losses for the six months ended June 30, 1998 and 1997, follows:

                                                        1998         1997

          Balance, beginning of period                $  1,370    $  1,257
          Provisions charged to operating expenses         120          90
          Loan recoveries                                   38          93
          Loan charge-offs                                (170)       (150)
                                                       -------     -------

            Balance, end of period                    $  1,358    $  1,290
                                                       =======     =======


NOTE 6    INVESTMENT IN INSURANCE CONTRACTS:

          Investment in insurance contracts consist of two single premium insurance contracts which have the dual purposes of providing a rate of return to the Company which approximately equals the rate of return on one year Treasury obligations and providing life insurance and retirement benefits to employees. The carrying value of this investment is $2,101,000 at June 30, 1998.

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations


Overview

    Year to Date Operations

    The Company's six month income of $962,000 was virtually the same as 1997 earnings ($963,000) and represents an .89% increase in earnings per share compared to 1997 operations. Earnings represented an annualized return on equity of 8.89% for the first six months of 1998 compared to 9.56% for the same period in 1997. The annualized return on average assets was .99% in the first six months of 1998 compared with 1.05% in the first six months of 1997.

    The tax equivalent net interest income increased by $180,000 in 1998 as the result of an increased level of income earning assets. While returns on loans declined twenty basis points, yields on fed funds and taxable investments increased by four basis points. A decline of eleven basis points in the overall cost of funds was the result of lowers costs on time deposits. The net interest margin was 4.34% for the first six months of 1998 compared to 4.38% for the same period in 1997.

    Noninterest income decreased 7.34% in 1998 compared to 1997 due mainly to a decline in income from insurance operations. Noninterest expenses increased 4.20% in 1998 due to a full six months of operating costs at the new branch in Baker which opened in April 1997.

    Quarter Ending June 30 Operations

    Overall net income for the quarter ending June 30, 1998 declined 3.73% when compared to 1997 operations. With fewer average shares outstanding in 1998 than 1997, the decline in earnings per share was 3.13%. Increases in all expenses due to expanded operations and a decline of 20.57% in nonoperating income were responsible for the decline in earnings.

Net Interest Income

    Year to Date Operations

    The Company's net interest margin on a tax equivalent basis was $3,992,000 in the first six months of 1998 compared to $3,812,000 for 1997. The 4.72% increase was due to a decline in the costs of deposits that exceeded the decline in the yields on assets. Average loans outstanding grew by 9.85% from 1997 to 1998. This growth reflects good local economic conditions, moderate interest rates and expanded banking facilities. The overall costs of funds reflects the high level of competition for deposits in the Company's service areas which have traditionally paid higher rates on deposits than larger statewide financial institutions. The deposit increase represents growth in all types of accounts (except money market saving accounts) and has been obtained from customers in the immediate service areas.

    Loans outstanding at June 30, 1998 increased 8.98% over amounts at June 30, 1997 and 8.41% on annualized basis since December 31, 1997. The increase in loans has been the result of opening branches in new market areas and a concerted effort to increase lending in existing markets. Loan growth has been funded primarily by deposit growth with a slight decline in the level of security investments. The 2.53% increase in the tax equivalent net interest margin for the second quarter of 1998 over the first quarter of 1998 is the result of stable costs of funds on all types of deposit accounts and the growth in earning assets of 5.50% over 1997 average balances. Barring any future increases in interest rates by the Federal Reserve Bank, the Company anticipates its net interest margin remaining stable or increasing slightly as rates paid on deposits are expected to remain stable or decline slightly over the next twelve months and returns on and the levels of earning assets are expected to remain stable during this period.

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


Net Interest Income (Continued)

    Quarter Ending June 30 Operations

    The Company's net interest income on a tax equivalent basis was 4.35% of earning assets ($2,021,000) for the quarter ending June 30, 1998 compared to 4.34% ($1,923,000) for the same period in 1997. Increased income from loans was the result of increases in volume as the level of average loans outstanding rose in the period and market rates declined slightly. Yields on investment securities and short term investments fluctuated only slightly from 1997 operations. Helping improve the net interest margin was a decrease in rates paid on interest bearing liabilities from 5.00% in 1997 to 4.88% in 1998. The decline was the result of stable rates on a national level and historically low rates on savings and transaction accounts. The Company expects future deposit rates to remain stable or decline slightly in the second half of 1998 as local rates move towards those of state and national competition.

    A complete yield analysis is shown as Table I on page 16.

Noninterest Income

    Year to Date Operations

    Noninterest income for the period ending June 30, 1998 declined 7.34% from amounts at June 30, 1997. An increase in service charge income of 15.28% was the result of an increased volume on deposit accounts. Declines in income on insurance operations of 57.83% was the result of a number of unusually large claims incurred within the second quarter of the year. All other noninterest income increased 13.40% in the first six months.

    Quarter Ending June 30 Operations

    Noninterest interest income for the quarter ending June 30, 1998 declined 20.57% as the result of lower insurance income. The decline in income from insurance operations was the result of a number of large death claims, some of which were due to accidents. Exclusive of the decline in insurance income, noninterest income rose 12.12% in the quarter.

Noninterest Expenses

    Year to Date Operations

    Overall, noninterest expense increased 4.20% in the first six months of 1998 when compared to the same period in 1997. Personnel expenses increased 2.90% as the result of inflation and staffing changes. Occupancy and equipment expenses increased 2.96% as the result of slightly higher depreciation on recent acquisitions. Data processing expenses increased by 4.61% as a result of asset growth. Other noninterest expenses increased by 7.94% due to asset growth and inflation. The overall increase in noninterest expenses of 4.20% is in line with the 4.02% increase in assets and is in line with management's expectations.

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


Noninterest Expenses (Continued)


    Quarter Ending June 30 Operations

    Overall, noninterest expenses increased 3.64% for the quarter ending June 30, 1998 compared to the quarter ending June 30, 1997. The reasons for the quarterly increase are the same as for the year-to-date increases and the percentage increases for the quarters are relatively the same as the year-to-date increases.

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

    Loans outstanding increased $5,766,000 or 4.21% in the first six months in 1998. The bulk of this increase was in real estate mortgage loans, mortgage and construction loans, and consumer installment loans. The loan to deposit ratio was 81.96% at June 30, 1998 compared to 81.64% at December 31, 1997. Management believes this level of lending activity is satisfactory to generate adequate earnings without undue credit risk. Loan demand is expected to remain satisfactory in the near future with any growth a function of local and national economic conditions.

Asset Quality

    Nonperforming loans include nonaccrual loans, loans 90 days or more past due and restructured loans. Nonaccrual loans are loans on which interest accruals have been suspended or discontinued permanently. Restructured loans are loans on which the original interest rate or repayment terms have been changed due to financial hardship of the borrower. The Company had no material restructured loans at June 30, 1998, March 31, 1998 or December 31, 1997.

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


Asset Quality (Continued)


    Real estate acquired through foreclosure was $98,000 at June 30, 1998 compared to $174,000 at December 31, 1997. All foreclosed property held at June 30, 1998 was in the Company's primary service area. The Company's practice is to value real estate acquired through foreclosure at the lower of (i) an independent current appraisal or market analysis less anticipated costs of disposal, or (ii) the existing loan balance. The Company is actively marketing all foreclosed real estate and does not anticipate material write-downs in value before disposition.

    An inherent risk in the lending of money is that the borrower will not be able to repay the loan under the terms of the original agreement. The allowance for loan losses (see subsequent section) provides for this risk and is reviewed periodically for adequacy. This review also considers concentrations of loans in terms of geography, business type or level of risk. While lending is geographically diversified within the service area, the Company does have some concentration of loans in the area of agriculture (primarily poultry farming), timber and related industries. Management recognizes these concentrations and considers them when structuring its loan portfolio. As of June 30, 1998, management is not aware of any significant potential problem loans in which the debtor is currently meeting their obligations as stated in the loan agreement but which may change in future periods.

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

    The provision for credit losses and changes in the allowance for credit losses are shown below (in thousands of dollars).

                                         Quarter Ended      Six Months Ended
                                           June 30,             June 30,
    Allowance for credit losses        1998     1997      1998       1997

    Balance, beginning of period     $ 1,320  $ 1,287    $ 1,370  $ 1,257
    Net charge-offs (recoveries)
      Charge-offs                         37       90        170      150
      Recoveries                         (15)     (48)       (38)     (93)
                                      ------   ------     ------   ------

    Total net charge-offs *               22       42        132       57
    Provision for credit losses           60       45        120       90
                                      ------   ------     ------   ------

      Balance, End of Period         $ 1,358  $ 1,290    $ 1,358  $ 1,290
                                      ======   ======     ======   ======

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


Allowance for Loan Losses (Continued)

   * Components of net charge-offs:
      Real estate mortgages          $        $    19    $        $     7
      Commercial                           2       16        105       16
      Installment                         20        7         27       34
                                      ------    -----     ------   ------

      Total                          $    22  $    42    $   132  $    57
                                      ======   ======     ======   ======


    The allowance for credit losses of $1,358,000 at June 30, 1998, was up $38,000 from its level at March 31, 1998, and down $12,000 from December 31, 1997 levels. The allowance was equal to .95%, .94% and 1.00% of total loans at June 30, 1998, March 31, 1998 and December 31, 1997, respectively. The Company believes that its allowance must be viewed in its entirety and, therefore, is available for potential credit losses in its entire portfolio, including loans, credit-related commitments and other financial instruments. In the opinion of management, the allowance, when taken as a whole, is adequate to absorb reasonably estimated credit losses inherent in the Company's portfolio.

Securities

     The Company's securities portfolio serves numerous purposes. Portions of the portfolio may secure certain public and trust deposits. The remaining portions are held as investments or used to assist the Company in liquidity and asset/liability management. Total securities at June 30, 1998 were $35,458,000 compared to $36,975,000 at December 31, 1997. Securities as percent of total assets were 17.87% at June 30, 1998 compared to 19.38% at December 31, 1997. The decline in securities is a result of using the proceeds of maturing securities to fund loan growth and lower yields offered on low risk investments.

     The securities portfolio consists of two components, securities held to maturity and securities available for sale. Securities are classified as held to maturity when management has the intent and the Company has the ability at the time of purchase to hold the securities to maturity. Held to maturity securities are carried at cost, adjusted for amortization of premiums and accretion of discounts. Securities to be held for indefinite periods of time are classified as available for sale and accounted for at market value. Securities available for sale include securities that may be sold in response to changes in market interest rates, changes in the security's prepayment risk, increases in loan demand, general liquidity needs and other similar factors. The Company's recent purchases of all securities have generally been limited to securities of high credit quality with short to medium term maturities. Changes within the year in market values are reflected as changes in stockholders' equity, net of the deferred tax effect. As of June 30, 1998, the cost of the securities available for sale exceeded their market value by $58,000 ($38,000 after tax considerations).

Deposits

     The Company's main source of funds remains deposits received from individuals, governmental entities and businesses located within the Company's service area. Deposit accounts include demand deposits, savings, money market and certificates of deposit.

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


Deposits (Continued)


     Total deposits increased 3.79% between December 31, 1997 and June 30, 1998, and in almost all areas of accounts. The cost of funds for the first six months of 1998 was 4.89% compared to 5.00% for the same period in 1997. The yields on all deposits (except demand deposits) declined slightly within the period. The majority of the Company's deposits are time deposits which are attractive to persons seeking high yields on their deposits but without the need for liquidity. The Company has not actively pursued deposits in excess of $100,000 due to the volatile nature of these relationships and saw only moderate increases in these deposits in the first half of 1998.

Capital

     The Company seeks to maintain a strong capital base to expand facilities, promote public confidence, support current operations and grow at a manageable level. As of June 30, 1998, the Company's total risk based capital ratio was 18.29% which is far above the regulatory minimum of 8.0%. The ratio of total capital to total assets was 11.08% at June 30, 1998.

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

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


Interest Rate Sensitivity (Continued)

     At June 30, 1998 the Company had a negative gap position. This liability sensitive position typically produces an unfavorable contribution to earnings during a period of increasing rates. With the largest amount of interest sensitive assets and liabilities repricing within three years, the Company monitors these areas very closely. Early withdrawal of deposits, prepayments of loans and loan delinquencies are some of the factors that could affect actual versus expected cash flows. In addition, changes in rates on interest sensitive assets and liabilities may not be equal, which could result in a change in net interest margin. While the Company does not match each of its interest sensitive assets against specific interest sensitive liabilities, it does review its positions regularly and takes actions to reposition itself when necessary.

Disclosure of Year 2000 Issues

     The Company is working to resolve the potential impact of the year 2000 on the ability of the Company's computerized information systems to accurately process information that may be date-sensitive. Any of the Company's programs that recognize a date using "00" as the year 1900 rather than the year 2000 could result in errors or system failures. The Company utilizes a number of computer programs across its entire operation. The Company has completed the first phase of the assessment and continues to monitor changes. The Company currently believes that costs of addressing this issue will not have a material adverse impact on the Company's financial position. However, if the Company and third parties upon which it relies are unable to address this issue in a timely manner, it could result in a material financial risk to the Company. In order to assure that this does not occur, the Company plans to devote all resources required to resolve any significant year 2000 issues in a timely manner.

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

     The Company's reported earnings results have been affected by inflation, but isolating the effect is difficult. The different types of income and expense are affected in various ways. Interest rates are affected by inflation, but the timing and magnitude of the changes may not coincide with changes in the consumer price index. Management actively monitors interest rate sensitivity, as illustrated by the Gap Analysis (Table II, page 17) in order to minimize the effects of inflationary trends on interest rates. Other areas of noninterest expenses may be more directly affected by inflation.

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

TABLE I

                                    HIGHLANDS BANKSHARES, INC.
                                   NET INTEREST MARGIN ANALYSIS
                                   (Dollar Amounts in Thousands)

                       Six Months Ended                  Six Months Ended
                         June 30, 1998                     June 30, 1997
                     ---------------------------   ----------------------
                           Average  Income/           Average  Income/
                           Balance  Expense  Rates    Balance  Expense   Rates

Interest Income
   Loans
     Commercial           $ 31,569 $  1,382   8.76%   $ 26,454 $  1,179   8.91%
     Consumer               29,512    1,637  11.09%     26,631    1,521  11.42%
     Real estate            79,341    3,398   8.57%     74,743    3,268   8.74%
                            ------    -----   ----      ------    -----   -----

   Total                   140,422    6,417   9.14%    127,828    5,968   9.34%

   Federal funds sold        6,875      195   5.67%      4,432      122   5.51%
   Interest bearing deposits   874       17   3.89%        808       19   4.70%
   Investments
     Taxable                32,314    1,041   6.44%     37,571    1,186   6.31%
     Tax exempt 1            3,358      138   8.22%      3,608      151   8.37%
                             -----    -----   ----       -----    -----    ----

   Total Earning Assets 1  183,843    7,808   8.49%    174,247    7,446   8.55%
                           ---------  -----  ------    -------    -----  ------

Interest Expense
   Demand deposits          29,023      412   2.84%     27,622      377   2.73%
   Savings                  19,780      341   3.44%     18,370      322   3.51%
   Time deposits           106,805    3,051   5.71%     98,158    2,898   5.90%
   Other borrowed money        468       12   5.13%      1,274       37   5.81%
                           -------   ------ -------     ------    -----  ------

   Total Interest Bearing
     Liabilities           156,076    3,816   4.89%    145,424    3,634   5.00%
                           -------  --------  -----    -------    -----  ------

   Net Interest Margin              $ 3,992                    $  3,812
                                   ========                       =====


   Net Yield on Interest Earning
     Assets 1                                 4.34%                       4.38%
                                              ====                         ====

1 On a taxable equivalent basis based on a tax rate of 37%.

       16 (Continued)

TABLE I (Continued)

                                      HIGHLANDS BANKSHARES, INC.
                                     NET INTEREST MARGIN ANALYSIS
                                     (Dollar Amounts in Thousands)

                              Three Months Ended             Three Months Ended
                                June 30, 1998                  June 30, 1997
                           --------------------------   ------------------------
                            Average   Income/            Average  Income/
                            Balance   Expense  Rates     Balance  Expense  Rates

Interest Income
   Loans
     Commercial            $ 32,095  $   707   8.81%    $ 26,899  $  596   8.86%
     Consumer                29,926      831  11.11%      26,839     765  11.40%
     Real estate             80,402    1,722   8.57%      76,082   1,672   8.79%
                             ------    -----   ----      ------    -----   -----

   Total                    142,423    3,260   9.16%     129,820   3,033   9.35%

   Federal funds sold         7,321      105   5.74%       5,480      77   5.62%
   Interest bearing deposits    929        7   3.01%         810       9   4.44%
   Investments
     Taxable                 31,870      512   6.43%      37,414     595   6.36%
     Tax exempt 1             3,368       68   8.08%       3,525      73   8.28%
                              -----    -----   ----        -----   -----   -----

   Total Earning Assets 1   185,911    3,952   8.50%     177,049   3,787   8.56%
                            -------    -----  ------     -------   -----  ------

Interest Expense
   Demand deposits           29,885      211   2.82%      28,845     195   2.70%
   Savings                   20,096      173   3.44%      18,599     164   3.53%
   Time deposits            107,643    1,538   5.72%      99,700   1,480   5.94%
   Other borrowed money         698        9   5.16%       1,726      25   5.79%
                             ------   ------  ------     -------   -----  ------

   Total Interest Bearing
     Liabilities            158,322    1,931   4.88%     148,870   1,864   5.00%
                            -------  -------   ------   --------   -----  ------

   Net Interest Margin              $  2,021                    $  1,923
                                    ========                       =====


   Net Yield on Interest Earning
     Assets 1                                  4.35%                       4.34%
                                               ====                       ======

1 On a taxable equivalent basis based on a tax rate of 37%.

TABLE II

                          HIGHLANDS BANKSHARES, INC.
                      INTEREST RATE SENSITIVITY ANALYSIS
                                 JUNE 30, 1998
                           (In Thousands of Dollars)

                                                              More than
                                                               5 Years
                          1 - 90   91 - 365  1 to 3   3 to 5    or no
                           Days      Days     Years    Years   Maturity  Total
EARNINGS ASSETS

   Loans                  $19,540  $50,543  $51,327  $12,749  $8,712  $142,871
   Fed funds sold           6,860                                        6,860
   Securities               6,564    6,562   15,189    3,065   4,078    35,458
   Time deposits in other
     banks                    248      600                                 848
   Investment in insurance
     contracts                                                 2,101     2,101
                           ------   ------   ------   ------   -----    ------

   Total                   33,212   57,705   66,516   15,814  14,891   188,138
                         --------  ------- -------- -------- -------  --------



INTEREST BEARING LIABILITIES

   Transaction accounts    17,428                                       17,428
   Money market savings    12,115                                       12,115
   Savings accounts        20,861                                       20,861
   Time deposits more
     than $100,000          2,349   11,917    7,844    1,841            23,951
   Time deposits less
     than $100,000         12,761   38,396   26,344    5,162     241    82,904
   Other borrowed money        15       46      135      152     395       743
                           ------   ------   ------   ------   -----    ------

   Total                   65,529   50,359   34,323    7,155     636   158,002
                          -------  -------  -------  -------   -----  --------


Rate sensitivity GAP      (32,317)   7,346   32,193    8,659  14,255    30,136

Cumulative GAP            (32,317) (24,971)   7,222   15,881  30,136

Ratio of cummulative
   interest sensitive
   assets to cummulative
   interest sensitive
   liabilities              50.68%   78.45%  104.81%  110.09% 119.07%



Assumes all transaction, money market and savings deposit accounts reprice within 90 days.

Part II Other Information


Item 1. Legal Proceedings -               Not Applicable

Item 2. Changes in Securities -           Not Applicable

Item 3. Defaults Upon Senior Securities - Not Applicable

Item 4. Submission of Matters to a Vote
        of Security Holders -             On April 14, 1998, the stockholders
                                          held their annual meeting. The
                                          following item was approved by the
                                          shareholders by the required majority:

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



Item 5. Other Information -               Not Applicable

Item 6. Exhibits and Reports on 8-K -    (a)  Exhibits

                                              3(i) Articles of Incorporation of
                                                   Highlands Bankshares, Inc.
                                                   are incorporated by reference
                                                   to Appendix C to Highlands
                                                   Bankshares, Inc.'s Form S-4
                                                   filed October 20, 1986.

                                              3(ii)Bylaws of Highlands
                                                   Bankshares, Inc. are
                                                   incorporated by reference to
                                                   Appendix D to Highland
                                                   Bankshares, Inc.'s Form
                                                   S-4 filed October 20, 1986.

                                             27    Financial Data Schedule
                                                   attached

                                         (b) Reports on Form 8-K filed during
                                             the six months ended June 30, 1998.

                                             None

                                 EXHIBIT INDEX



Exhibit
 Index                                                            Page Number

  27   Financial Data Schedule for the quarter ending June 30, 1998    21

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


August 11, 1998