Form 10QSB
period 1998-09-30
HIGHLANDS BANKSHARES INC /WV/
filed 1998-11-13
CIK 756862

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                  FORM 10-QSB



                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934


For the quarter ended                         Commission File No.   0-16761
 September 30, 1998

                          HIGHLANDS BANKSHARES, INC.


           West Virginia                                      55-0650793
(State or Other Jurisdiction of                             (I.R.S. Employer
 Incorporation or Organization)                           Identification No.)


                                 P. O. Box 929
                       Petersburg, West Virginia  26847

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

                Class                       Outstanding at September 30, 1998
Common Stock, par value - $5                            501,898 shares

                          HIGHLANDS BANKSHARES, INC.


                                     INDEX

                                                                        Page

PART I   FINANCIAL INFORMATION                                            2

Item 1.  Financial Statements

         Consolidated Statements of Income - Nine Months Ended
         September 30, 1998 and 1997                                      2

         Consolidated Statements of Income - Three Months Ended
         September 30, 1998 and 1997                                      3

         Consolidated Balance Sheets - September 30, 1998 and
         December 31, 1997                                                4

         Consolidated Statements of Changes in Stockholders' Equity -
         Nine Months Ended September 30, 1998 and 1997                    5

         Consolidated Statements of Cash Flows - Nine Months Ended
         September 30, 1998 and 1997                                      6

         Notes to Consolidated Financial Statements                       7


Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                    9


PART II  OTHER INFORMATION                                               20

Item 1.  Legal Proceedings                                               20

Item 2.  Changes in Securities                                           20

Item 3.  Defaults upon Senior Securities                                 20

Item 4.  Submission of Matters to a Vote of Security Holders             20

Item 5.  Other Information                                               20

Item 6.  Exhibit and Reports on Form 8K                                  20


         SIGNATURES                                                      22

Part I Financial Information
Item 1 Financial Statements

                          HIGHLANDS BANKSHARES, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                           (In Thousands of Dollars)

                                                          Nine Months Ended
                                                             September 30,
                                                          1998        1997

Interest Income
   Interest and fees on loans                           $ 9,771     $ 9,071
   Interest on federal funds sold                           284         206
   Interest on time deposits                                 35          26
   Interest and dividends on investment securities
     Taxable                                               1500       1,771
     Nontaxable                                             128         142
                                                         ------      ------

   Total Interest Income                                 11,718      11,216
                                                         ------      ------

Interest Expense
   Interest on time deposits over $100,000                1,083       1,010
   Interest on other deposits                             4,674       4,473
   Interest on borrowed money                                23          68
                                                         ------      ------

   Total Interest Expense                                 5,780       5,551
                                                         ------      ------

Net Interest Income                                       5,938       5,665

Provision for Loan Losses                                   200         135
                                                         ------      ------

Net Interest Income after Loan Losses                     5,738       5,530
                                                         ------      ------

Noninterest Income
   Service charges                                          250         217
   Other                                                    278         288
   Investment security gains (losses)                        (3)          6
                                                         ------      ------

   Total Noninterest Income                                 525         511
                                                         ------      ------

Noninterest Expense
   Salaries and employee benefits                         2,172       2,141
   Occupancy expense                                        199         181
   Equipment expense                                        326         330
   Data processing expense                                  344         326
   Other                                                    974         874
                                                         ------      ------

   Total Noninterest Expense                              4,015       3,852
                                                         ------      ------

Income before Income Taxes                                2,248       2,189

Provision for Income Taxes                                  769         742
                                                         ------      ------

Net Income                                             $  1,479    $  1,447
                                                         ======      ======

Per Share Data

   Net Income                                          $   2.95    $   2.86
                                                         ======      ======

   Cash Dividends                                      $    .81    $    .75
                                                         ======      ======

Weighted Average Common Shares Outstanding              501,898     505,143
                                                        =======     =======



       The accompanying notes are an integral part of these statements.

                          HIGHLANDS BANKSHARES, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                           (In Thousands of Dollars)


                                                         Three Months Ended
                                                             September 30,
                                                          1998        1997

Interest Income
   Interest and fees on loans                           $ 3,354     $ 3,103
   Interest on federal funds sold                            96          84
   Interest on deposits in other institutions                11           7
   Interest and dividends on investment securities
     Taxable                                                490         585
     Nontaxable                                              41          47
                                                         ------      ------

   Total Interest Income                                  3,992       3,826
                                                         ------      ------

Interest Expense
   Interest on time deposits over $100,000                  376         349
   Interest on other deposits                             1,577       1,537
   Interest on borrowed money                                11          31
                                                         ------      ------

   Total Interest Expense                                 1,964       1,917
                                                         ------      ------

Net Interest Income                                       2,028       1,909

Provision for Loan Losses                                    80          45
                                                         ------      ------

Net Interest Income after Loan Losses                     1,948       1,864
                                                         ------      ------

Noninterest Income
   Service charges                                           89          77
   Other income                                             102         108
   Investment security losses                                            (1)
                                                         ------      ------

   Total Noninterest Income                                 191         184
                                                         ------      ------

Noninterest Expense
   Salaries and employee benefits                           716         726
   Occupancy expense                                         71          62
   Equipment expense                                        106         111
   Data processing                                          117         109
   Other                                                    349         295
                                                         ------      ------

   Total Noninterest Expense                              1,359       1,303
                                                         ------      ------

Income before Income Taxes                                  780         745

Provision for Income Taxes                                  263         261
                                                         ------      ------

Net Income                                             $    517    $    484
                                                         ======      ======

Per Share Data

   Net Income                                          $   1.03    $    .96
                                                        =======     =======

   Cash Dividends                                      $    .27    $    .25
                                                        =======     =======

Weighted Average Common Shares Outstanding              501,898     501,898
                                                        =======     =======


       The accompanying notes are an integral part of these statements.

                           HIGHLANDS BANKSHARES, INC.
                          CONSOLIDATED BALANCE SHEETS
                           (In Thousands of Dollars)

                                                     September 30,December 31,
                                                         1998        1997
     ASSETS

Cash and due from banks                                $  4,593    $  3,246
Time deposits in other banks                                837         827
Federal funds sold                                       11,725       6,895
Securities held to maturity (note 2)                      3,506       4,577
Securities available for sale (note 3)                   28,535      31,683
Other investments                                           731         715
Loans, net of unearned interest (note 4)                145,282     137,105
   Less allowance for loan losses (note 5)               (1,193)     (1,370)
                                                        -------     -------

   Net Loans                                            144,089     135,735

Bank premises and equipment                               4,570       4,773
Interest receivable                                       1,544       1,548
Investment in insurance contracts                         2,116
Other assets                                                632         771
                                                        -------     -------

   Total Assets                                        $202,878    $190,770
                                                        =======     =======

     LIABILITIES

Deposits:
   Noninterest bearing
     Demand deposits                                   $ 17,605    $ 15,952
   Interest bearing
     Money market and checking                           18,113      15,774
     Money market savings                                11,538      12,179
     Savings                                             21,283      19,389
     Time deposits over $100,000                         25,051      23,328
     All other time deposits                             84,658      81,314
                                                        -------     -------

   Total Deposits                                       178,248     167,936

Borrowed money                                              729         226
Accrued expenses and other liabilities                    1,412       1,311
                                                        -------     -------

   Total Liabilities                                    180,389     169,473
                                                        -------     -------

   STOCKHOLDERS' EQUITY

Common stock ($5 par value, 1,000,000 shares
   authorized, 546,764 shares issued)                     2,734       2,734
Surplus                                                   1,662       1,662
Retained earnings                                        18,927      17,854
Net unrealized gain on securities available for sale        159          40
                                                        -------     -------

                                                         23,482      22,290
   Treasury stock (at cost, 44,866 shares in
      1998 and 1997)                                      (993)        (993)
                                                          ----         ----

   Total Stockholders' Equity                            22,489      21,297
                                                        -------     -------

   Total Liabilities and Stockholders' Equity          $202,878    $190,770
                                                        =======     =======

       The accompanying notes are an integral part of these statements.


                          HIGHLANDS BANKSHARES, INC.
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                           (In Thousands of Dollars)

                                                                      Accumulated
                                                                        Other
                                Common           Retained   Treasury Comprehensive
                                Stock   Surplus  Earnings    Stock    Income (Loss)   Total


Balance, December 31, 1996     $ 2,734  $ 1,662  $ 16,478   $  (494)    $  (151)    $ 20,229
  Comprehensive Income
  Net Income                                        1,447                              1,447
  Net change in unrealized
   depreciation on investment
   securities available for sale,
   net of taxes                                                              73           73
                                 -----    -----     -----      ----       -----        -----

  Total Comprehensive Income                        1,447                    73        1,520
  Purchase of treasury stock                                   (499)                    (499)
  Dividends paid                                     (380)                              (380)
                                 -----    -----     -----      ----       -----        -----

  Balances, September 30, 1997 $ 2,734  $ 1,662  $ 17,545   $  (993)    $  (78)     $ 20,870
                                 =====    =====    ======     =====      =====       =======


                                                                     Accumulated
                                                                       Other
                               Common            Retained  Treasury Comprehensive
                                Stock   Surplus  Earnings   Stock    Income (Loss)   Total


Balance, December 31, 1997     $ 2,734  $ 1,662  $ 17,854    $ (993)     $  40       $21,297
   Comprehensive Income
   Net Income                                       1,479                              1,479
   Net change in unrealized
     appreciation on investment
     securities available for sale,
     net of taxes                                                         119            119
                                 -----    -----     -----     -----      -----         -----

   Total Comprehensive Income                       1,479                 119          1,598
   Dividends paid                                    (406)                              (406)
                                 -----    -----     -----     -----      -----         -----

   Balances, September 30, 1998 $ 2,734  $ 1,662  $ 18,927   $ (993)     $ 159      $ 22,489
                                 ======   ======   =======    =====       ====        ======

       The accompanying notes are an integral part of these statements.

                          HIGHLANDS BANKSHARES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (In Thousands of Dollars)

                                                          Nine Months Ended
                                                            September 30,
                                                         1998         1997
Cash Flows from Operating Activities:
   Net income                                           $ 1,479     $ 1,447
   Adjustments to reconcile net income to net
     cash provided by operating activities:
       Investment securities gains                           (3)         (6)
       Depreciation                                         278         284
       Increase in insurance contracts                      (46)
       Net accretion                                         (3)         (6)
       Provision for loan losses                            200         135
       (Increase) decrease in interest receivable             4        (184)
       Decrease in other assets                              68          11
       Increase in accrued expenses                         101         320
                                                         ------      ------

   Net Cash Provided by Operating Activities              2,078       2,001
                                                         ------      ------

Cash Flows from Investing Activities:

   Net change in federal funds sold                      (4,830)     (4,576)
   Proceeds from maturities of securities
      available for sale                                  8,714       6,539
   Proceeds from maturities of securities
      held to maturity                                    1,071       1,002
   Purchase of other investments                            (16)        (76)
   Net change in time deposits in other banks               (10)        181
   Purchase of securities available for sale             (5,370)     (5,130)
   Net change in loans to customers                      (8,554)     (8,834)
   Purchase of property and equipment                       (75)       (587)
   Investment in insurance contracts                     (2,070)
                                                         ------      ------

   Net Cash Consumed by Investing Activities            (11,140)    (11,481)
                                                        -------     -------

Cash Flows from Financing Activities:
   Net increase in deposits                              10,312       9,636
   Increase in other borrowed money                         503       1,021
   Payment of dividends                                    (406)       (380)
   Purchase of treasury stock                                          (498)
                                                         ------      ------

   Net Cash Provided by Financing Activities             10,409       9,779
                                                         ------      ------

Net Increase in Cash and Cash Equivalents                 1,347         299

Cash and Cash Equivalents, Beginning of Period            3,246       3,196
                                                         ------      ------

Cash and Cash Equivalents, End of Period                $ 4,593     $ 3,495
                                                         ======      ======

Supplementary Disclosures:
   Cash paid for:
     Income taxes                                       $   749     $   679
     Interest expense                                     5,801       5,452

       The accompanying notes are an integral part of these statements.

                          HIGHLANDS BANKSHARES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1    ACCOUNTING PRINCIPLES:

             The consolidated financial statements conform to generally accepted accounting principles and to general industry practices. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 1998, and the results of operations for the nine and three month periods ended September 30, 1998 and 1997. The notes included herein should be read in conjunction with the notes to financial statements included in the 1997 annual report to stockholders of Highlands Bankshares, Inc.


NOTE 2    SECURITIES HELD TO MATURITY:

             The amortized cost and market value of securities held to maturity as of September 30, 1998 and December 31, 1997, are as follows:

                                               1998                 1997
                                         ------------------------------------
                                         Amortized Market    Amortized Market
                                           Cost    Value       Cost    Value

          US Treasury securities and
            obligations of US government
            corporations and agencies $ 518 $ 525 $1,282 $ 1,287 Obligations of states and
            political subdivisions          2,988    3,119     3,295    3,390
                                           ------   ------     -----   ------

            Total                         $ 3,506  $ 3,644    $4,577  $ 4,677
                                           ======   ======     =====   ======


NOTE 3    SECURITIES AVAILABLE FOR SALE:

             The amortized cost and market value of securities available for sale as of September 30, 1998 and December 31, 1997, are as follows:

                                              1998                 1997
                                        -------------------------------------
                                        Amortized Market     Amortized Market
                                         Cost     Value        Cost    Value

          US Treasury securities and
            obligations of US government
            corporations and agencies     $27,409  $27,718   $30,889  $31,014
          Obligations of states and
            political subdivisions            255      261       100      101
          Other investments                   618      556       630      568
                                           ------   ------     -----   ------

            Total                         $28,282  $28,535   $31,619  $31,683
                                           ======   ======    ======   ======

                          HIGHLANDS BANKSHARES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 4    LOANS OUTSTANDING:

             A summary of loans outstanding as of September 30, 1998 and December 31, 1997, is as follows:

                                                        1998       1997

          Commercial                                 $ 30,406    $ 30,717
          Real estate - construction                    2,795       2,189
                      - mortgages                      80,731      75,221
          Consumer installment                         33,588      31,492
                                                       ------     -------

            Total                                     147,520     139,619
          Unearned interest                            (2,238)     (2,514)
                                                       ------     -------

            Net loans outstanding                    $145,282    $137,105
                                                      =======     =======


NOTE 5    ALLOWANCE FOR LOAN LOSSES:

             A summary of transactions in the allowance for loan losses for the nine months ended September 30, 1998 and 1997, follows:

                                                        1998       1997

          Balance, beginning of period                $ 1,370    $  1,257
          Provisions charged to operating expenses        200         135
          Loan recoveries                                  59         121
          Loan charge-offs                               (436)       (182)
                                                       ------     -------

          Balance, end of period                      $ 1,193    $  1,331
                                                       ======     =======

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Overview

    Year to Date Operations

    The Company's nine month income of $1,479,000 represents a 2.21% increase in total earnings and an increase of 3.15% in earnings per share compared to 1997. Earnings represented a return of 9.08% on average equity for the first nine months of 1998 compared to 9.38% for the same period in 1997. Returns on average assets for the nine month period ending September 30, 1998 and 1997 were 1.00% and 1.04%, respectively. The increase in earnings was due to an increasing volume of earning assets and stability in noninterest expenses.

    The tax equivalent interest income increased by $494,000 in 1998 to $11,793,000 as compared to 1997. A 5.07% increase in the level of earning assets and a slight increase in the net interest spread was responsible for the improvement. The increase in earning assets is attributable to a 9.64% increase in average loans outstanding. The increase was primarily in real estate loans. The funding of the asset growth was from deposits of local customers, primarily time deposits.

    Noninterest income increased 2.74% in 1998 compared to 1997 due to an increase in service charge income. Noninterest expenses increased 4.23% in 1998 due mainly to the higher cost of data processing and year 2000 compliance expenses.

    Quarter Ending September 30 Operations

    Net income for the quarter ending September 30, 1998 increased 6.82% when compared to 1997 operations. Increases in other noninterest expenses were more than offset by an increase in the net interest margin and an increase in service charge income. An increased provision for loan losses was the result of a limited number of unforeseen bankruptcies.

Net Interest Income

    Year to Date Operations

    The Company's net interest margin on a tax equivalent basis was $6,013,000 in the first nine months of 1998 compared to $5,748,000 for 1997. The increase was due to an increase in average earning assets (5.07%) and an increased spread (the difference in rates earned on assets and paid on liabilities) from 3.53% in 1997 to 3.59% in 1998. Average loans outstanding grew by 9.64% from 1997 to 1998. This growth reflects good local and national economic conditions, moderate interest rates and expanded banking facilities. The overall costs of funds reflects the high level of competition for deposits in the Company's service area which has traditionally paid higher rates on deposits than larger statewide financial institutions. The deposit increase represents growth in all types of accounts (particularly time deposits) and has been obtained primarily from customers in the immediate service areas.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


Net Interest Income (Continued)

    Year to Date Operations (Continued)

    Loans outstanding at September 30, 1998 increased 8.93% over amounts at September 30, 1997 and 7.95% on annualized basis since December 31, 1997. The loan increase has been the result of opening branches in new market areas and a continued effort to increase lending in existing markets. Loan growth has been funded primarily by deposit growth with a moderate decline in the level of security investments since December 31, 1997. The increase in the tax equivalent net interest margin for 1998 over the 1997 amounts is the result of slight declines in the costs of funds on all types of deposit accounts and an annualized growth in earning assets of 5.07%. Barring any future increases in interest rates by the Federal Reserve Bank, the Company anticipates its net interest margin remaining stable or increasing slightly. Rates paid on deposits are expected to remain stable or decline slightly over the next twelve months and returns on and the levels of earning assets are expected to remain at current levels during this period.

    Quarter Ending September 30 Operations

    The Company's net interest income on a tax equivalent basis of $2,052,000 was 4.39% of earning assets for the quarter ending September 30, 1998 compared to $1,936,000 (4.31% of earning assets) for the same period in 1997. Increased income from loans was the result of increases in volume as the level of average loans outstanding rose in the period and rates of return declined. Yields on investment securities and short term investments declined slightly from 1997 operations. A decline in rates paid on interest bearing liabilities was offset by a decline in the yields on loans. The overall result was an increase in the net interest margin percentage from 4.31% to 4.39%. The Company expects future deposit rates to remain stable or decline slightly in the last quarter of 1998 as local rates on deposits move towards those of state and national competition. Rates on loans will be heavily influenced by the local economy and to a lesser degree by national policy changes.

    A complete yield analysis is shown as Table I on page 18.

Noninterest Income

    Year to Date Operations

    Noninterest income for the year to date ending September 30, 1998 increased 2.74% from year to date amounts at September 30, 1997. An increase in service charge income of 15.21% was the result of an increased number of accounts subject to service charges. A decline in other income due to lower earnings from the insurance subsidiary and a slight security loss in 1998 compared to a slight gain in 1997 tempered overall noninterest income increases.

    Quarter Ending September 30 Operations

    Noninterest income for the quarter ending September 30, 1998 increased 3.80% compared to 1997 operations as the result of higher service charges for the same reasons as cited above.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


Noninterest Expenses

    Year to Date Operations

    Overall, noninterest expense increased 4.23% in the first nine months of 1998 when compared to the same period in 1997. Personnel expenses increased 1.45% as the result of merit raises. Occupancy and equipment expenses increased 2.74% as the result of asset growth and inflation. Data processing expenses increased by 5.52% as a result of increase transaction volume and rate increases. Other noninterest expenses increased by 11.44% due to asset growth and costs in preparing for the upcoming year 2000. The overall increase in noninterest expenses of 4.23% is in line with the increase in assets and is in line with management's expectations.

    Quarter Ending September 30 Operations

    Overall, noninterest expenses increased 4.30% for the quarter ending September 30, 1998 compared to the quarter ending September 30, 1997. The reasons for the quarterly increase include the cost of year 2000 preparedness and higher data processing costs.

Loan Portfolio

    The Company is an active residential mortgage and construction lender and generally extends commercial loans to small and medium sized businesses within its primary service area (Grant, Hardy, Mineral, northern Pendleton and southeastern Hampshire counties). Consistent with its focus on providing community-based financial services, the Company does not attempt to diversify its loan portfolio geographically by making significant amounts of loans to borrowers outside of its primary service area.

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

    Loans outstanding increased $8,177,000 or 5.96% in the first nine months in 1998. The bulk of this increase was in real estate loans with smaller increases in other types of loans. The loan to deposit ratio was 81.51% at September 30, 1998 compared to 81.64% at December 31, 1997. Management believes this level of lending activity is satisfactory to generate adequate earnings without undue credit risk. Loan demand is expected to remain satisfactory in the near future with any growth a function of local and national economic conditions.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


Asset Quality

    Nonperforming loans include nonaccrual loans, loans 90 days or more past due and restructured loans. Under the Company's criteria for classification of nonperforming loans, loans that are both (a) past due 90 days or more and (b) not deemed nonaccrual due to an assessment of collectibility are specifically excluded from the definition of nonperforming assets. Nonaccrual loans are loans on which interest accruals have been suspended or discontinued permanently. Restructured loans are loans on which the original interest rate or repayment terms have been changed due to financial hardship of the borrower. The Company had $88,000 of nonperforming loans at September 30, 1998 compared to $27,000 at June 30, 1998 and zero at December 31, 1997. Accruing loans past due 90 days or more, and excluded from classification as nonperforming assets, totaled $1,584,000 at September 30, 1998, $1,037,000 at June 30, 1998 and $1,247,000 at
December 31, 1997.

    Real estate acquired through foreclosure was $140,000 at September 30, 1998 compared to $174,000 at December 31, 1997. All foreclosed property held at September 30, 1998 was in the Company's primary service area. The Company's practice is to value real estate acquired through foreclosure at the lower of
(i) an independent current appraisal or market analysis less anticipated costs of disposal, or (ii) the existing loan balance. The Company is actively marketing all foreclosed real estate and does not anticipate material write-downs in value before disposition.

    An inherent risk in the lending of money is that the borrower will not be able to repay the loan under the terms of the original agreement. The allowance for loan losses (see subsequent section) provides for this risk and is reviewed periodically for adequacy. This review also considers concentrations of loans in terms of geography, business type or level of risk. While lending is geographically diversified within the service area, the Company does have some concentration of loans in the area of agriculture (primarily poultry farming), timber and related industries. Management recognizes these concentrations and considers them when structuring its loan portfolio. As of September 30, 1998, management is not aware of any significant potential problem loans in which the debtor is currently meeting their obligations as stated in the loan agreement but which may change in future periods.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


Allowance for Loan Losses (Continued)

    The provision for credit losses and changes in the allowance for credit losses are shown below (in thousands of dollars).

                                       Quarter Ended    Nine Months Ended
                                       September 30,       September 30,
                                       1998     1997       1998     1997

    Balance, beginning of period     $ 1,358  $ 1,290    $ 1,370  $ 1,257
    Net charge-offs (recoveries)
      Charge-offs                        267       32        436      182
      Recoveries                         (22)     (28)       (59)    (121)
                                      ------   ------     ------   ------

    Total net charge-offs *              245        4        377       61
    Provision for credit losses           80       45        200      135
                                      ------   ------     ------   ------

      Balance, End of Period         $ 1,193  $ 1,331    $ 1,193  $ 1,331
                                      ======   ======     ======   ======

   * Components of net charge-offs:
      Real estate mortgages               53        1         53        8
      Commercial                          27       (3)       132       13
      Installment                        165        6        192       40
                                       -----    -----      -----     ----

      Total                          $   245  $     4    $   377  $    61
                                      ======   ======     ======   ======


    The allowance for credit losses, of $1,193,000 at September 30, 1998, was down $165,000 from its level at June 30, 1998, and down $177,000 from December 31, 1997 levels. The allowance was equal to .82%, .95% and .94% of total loans at September 30, 1998, June 30, 1998 and December 31, 1997, respectively. The unusually large amount of net charge offs in the third quarter of 1998 was the result of a couple of large bankruptcies. Some recoveries are expected from these actions but it is too premature to estimate the amount at this time. The Company believes that its allowance must be viewed in its entirety and, therefore, is available for potential credit losses in its entire portfolio, including loans, credit-related commitments and other financial instruments. In the opinion of management, the allowance, when taken as a whole, is adequate to absorb reasonably estimated credit losses inherent in the Company's portfolio.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


Securities

     The Company's securities portfolio serves numerous purposes. Portions of the portfolio may secure certain public deposits. The remaining portions are held as investments or used to assist the Company in liquidity and asset/liability management. Total securities at September 30, 1998 were $32,772,000 compared to $36,975,000 at December 31, 1997. Securities as percent of total assets were 16.15% at September 30, 1998 compared to 19.38% at December 31, 1997. The decline in securities is a result of controlled loan growth, a flattened yield curve and increases in federal funds sold.

     The securities portfolio consists of three components: securities held to maturity, securities available for sale and restricted investments. Securities are classified as held to maturity when management has the intent and the Company has the ability at the time of purchase to hold the securities to maturity. Held to maturity securities are carried at cost, adjusted for amortization of premiums and accretion of discounts. Securities to be held for indefinite periods of time are classified as available for sale and accounted for at market value. Securities available for sale include securities that may be sold in response to changes in market interest rates, changes in the security's prepayment risk, increases in loan demand, general liquidity needs and other similar factors. Restricted investments include investments in federal agencies such as the Federal Reserve Bank and the Federal Home Loan Bank. The Company's recent purchases of all securities have generally been limited to securities of high credit quality with short to medium term maturities. Changes within the year in market values are reflected as changes in stockholders' equity, net of the deferred tax effect. As of September 30, 1998, the cost of the securities available for sale exceeded their market value by $253,000 ($159,000 after tax considerations).

Deposits

     The Company's main source of funds remains deposits received from individuals, governmental entities and businesses located within the Company's service area. Deposit accounts include demand deposits, savings, money market and certificates of deposit.

     Total deposits increased 6.14% between December 31, 1997 and September 30, 1998, in all deposit areas except money market savings accounts. The cost of funds for the first nine months of 1998 was 4.91% compared to 5.02% for the same period in 1997. The yields on all deposits declined slightly within the period except demand deposits. The majority of the Company's deposits are time deposits which are attractive to persons seeking high yields on their deposits but without the need for liquidity. The Company has not actively pursued deposits in excess of $100,000 due to the volatile nature of these relationships and saw only moderate increases in these deposits in the first nine months of 1998.

Borrowed Money

     The Company will occasionally borrow funds from the Federal Home Loan Bank to reduce market rate risks. Such borrowings are on a relatively small scale and are not a significant source of funding to the Company.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


Capital

     The Company seeks to maintain a strong capital base to expand facilities, promote public confidence, support current operations and grow at a manageable level. As of September 30, 1998, the Company's total risk based capital ratio was 18.11% which is far above the regulatory minimum of 8.0%. The ratio of total capital to total assets was 11.08% at September 30, 1998.

     Management believes this level of capital is adequate to meet current requirements and allow for future growth.

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

     At September 30, 1998 the Company had a negative gap position. This liability sensitive position typically produces an unfavorable contribution to earnings during a period of increasing rates. With the largest amount of interest sensitive assets and liabilities repricing within three years, the Company monitors these areas very closely. Early withdrawal of deposits, prepayments of loans and loan delinquencies are some of the factors that could affect actual versus expected cash flows. In addition, changes in rates on interest sensitive assets and liabilities may not be equal, which could result in a change in net interest margin. While the Company does not match each of its interest sensitive assets against specific interest sensitive liabilities, it does review its positions regularly and takes actions to reposition itself when necessary.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


Year 2000 Project

     Each of the subsidiary banks has appointed a group of individuals from within the Bank to identify critical areas for year 2000 compliance and to determine if that area will be year 2000 compliant. Critical compliance areas include third party data processing, internal computer readiness, check and deposit transaction processing, security, liquidity planning and correspondent banking. The Company has begun to ascertain its compliance internally through the help of computer and information consultants and the upgrade of computer and information processing hardware. Noncompliance items and systems have been identified. Most remediation is complete and testing of remediation results is under way. Testing of substantially all systems is anticipated to be complete by December 31, 1998. Testing of external interfaces is scheduled for the first quarter of 1999. Continuing discussions with third party vendors who perform data processing functions and with correspondent banking institutions do not indicate any critical shortcomings in their compliance at this time.

     As of September 30, 1998, the Company has incurred $370,000 in services and equipment costs in its efforts to become year 2000 compliant. Most of these expenditures include amounts for normal and scheduled equipment upgrades. The Company has budgeted $625,000 in total expenditures through December 31, 1999 for its compliance effort. Roughly 60 to 70% of this amount will be for equipment replacements and upgrades. Some of the costs of the year 2000 project include the cost of Company personnel who will spend significant time on the project. The Company does not anticipate that these costs when aggregated will have a materially negative impact on the Company operations in any one period.

     The impact of year 2000 issues on the Company will depend not only on corrective actions that the Company takes, but also on the way in which year 2000 issues are addressed by governmental agencies, businesses and other third parties that provide services or data to, or receive services or data from, the Company, or whose financial condition or operational capability is important to the Company. To reduce this exposure, the Company has an ongoing process of identifying and contacting mission critical third party vendors and other significant third parties to determine their year 2000 plans and target dates. Notwithstanding the Company's efforts, there can be no assurance that mission critical third party vendors or other significant third parties will adequately address their year 2000 issues.

     The Company is developing contingency plans for implementation in the event that mission critical third party vendors or other significant third parties fail to adequately address year 2000 issues. Such plans principally involve identifying alternate vendors or internal remediation. The Company is also enhancing its existing business resumption plans to reflect year 2000 issues and is developing plans designed to coordinate the efforts of its personnel and resources in addressing any year 2000 problems that become evident after December 31, 1999. There can be no assurance that any such plans will fully mitigate any such failure or problems. Furthermore, there may be certain mission critical third parties, such as utilities or telecommunication companies, where alternative arrangements or sources are limited or unavailable.

     The Company's credit risk associated with borrowers may increase to the extent borrowers fail to adequately address year 2000 issues. As a result, there may be increases in the Company's problem loans and credit losses in future years. It is not, however, possible to quantify the potential impact of such losses at this time.

     If year 2000 issues are not adequately addressed by the Company and third parties, the Company's business, results of operations and financial position could be materially adversely affected.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


Year 2000 Project (Continued)

     The foregoing year 2000 discussion contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements, including without limitation, anticipated costs, the dates by which the Company expects to substantially complete programming changes, remediation and testing of systems and the impact of the redeployment of existing staff, are based on management's best current estimates, which were derived utilizing numerous assumptions about future events, including the continued availability of certain resources, representations received from third party service providers and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to identify and convert all relevant computer systems, results of year 2000 testing, adequate resolution of year 2000 issues by governmental agencies, businesses or other third parties who are service providers, suppliers, borrowers or customers of the Company, unanticipated system costs, the need to replace hardware, the adequacy of and ability to implement contingency plans and similar uncertainties. The "forward-looking statements" made in the foregoing year 2000 discussion speak only as of the date on which such statements are made, and the Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events.

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

     The Company's reported earnings results have been affected by inflation, but isolating the effect is difficult. The different types of income and expense are affected in various ways. Interest rates are affected by inflation, but the timing and magnitude of the changes may not coincide with changes in the consumer price index. Management actively monitors interest rate sensitivity, as illustrated by the Gap Analysis (Table II, page 19) in order to minimize the effects of inflationary trends on interest rates. Other areas of noninterest expenses may be more directly affected by inflation.

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

Table I
                            HIGHLANDS BANKSHARES, INC.
                           NET INTEREST MARGIN ANALYSIS
                           (Dollar Amounts in Thousands)

                              Nine Months Ended           Nine Months Ended
                             September 30, 1998          September 30, 1997

                           Average   Income/           Average  Income/
                           Balance   Expense Rates     Balance  Expense  Rates

Rate Related Income
   Loans
     Commercial             $31,422  $2,080   8.83%     $26,549  $1,781   8.94%
     Consumer                30,045   2,509  11.13%      27,035   2,314  11.41%
     Real Estate             80,418   5,182   8.59%      75,822   4,976   8.75%
                             ------   -----   ----       ------   -----   ----

     Total                  141,885   9,771   9.18%     129,406   9,071   9.35%

   Federal funds sold         6,935     284   5.46%       4,906     206   5.60%
   Interest bearing deposits    853      35   5.47%         715      26   4.85%
   Investments
     Taxable                 31,918   1,500   6.27%      37,372   1,771   6.32%
     Tax exempt (1)           3,314     203   8.17%       3,592     225   8.35%
                              -----     ---   ----        -----    ----   ----

   Total Earning Assets (1) 184,905  11,793   8.50%     175,991  11,299   8.55%
                            -------  ------ ------     --------  ------   -----

Interest Expense
   Demand deposits           28,830     615   2.84%      27,706     587   2.82%
   Savings                   19,944     519   3.47%      18,541     489   3.52%
   Time deposits            107,494   4,623   5.73%      99,722   4,407   5.89%
   Other borrowed money         557      23   5.51%       1,517      68   5.98%
                             ------  ------  -----      -------    ----   -----

   Total Interest Bearing
     Liabilities            156,825   5,780   4.91%     147,486   5,551   5.02%
                            -------  ------   ----      -------   -----   -----

   Net Interest Margin              $ 6,013            $  5,748
                                     ======               =====

Net Yield on Interest
   Earning Assets (1)                         4.34%                       4.35%
                                             =====                       =====

(1) Yields are on a taxable equivalent basis using an assumed tax rate of 37%.


       18 (Continued)

Table I (Continued)
                          HIGHLANDS BANKSHARES, INC.
                         NET INTEREST MARGIN ANALYSIS
                         (Dollar Amounts in Thousands)

                              Three Months Ended         Three Months Ended
                              September 30, 1998         September 30, 1997

                            Average  Income/           Average  Income/
                            Balance  Expense  Rates    Balance  Expense  Rates

Rate Related Income
   Loans
     Commercial             $31,127  $  698    8.96%    $26,739  $  602   9.00%
     Consumer                31,110     872   11.21%     27,843     793  11.39%
     Real Estate             82,571   1,784    8.64%     77,980   1,708   8.76%
                             ------   -----    ----      ------   -----   ----

     Total                  144,808   3,354    9.26%    132,562   3,103   9.36%

   Federal funds sold         7,054      96    5.44%      5,854      84   5.74%
   Interest bearing deposits    811      11    5.43%        529       7   5.29%
   Investments
     Taxable                 31,126     490    6.30%     36,974     585   6.33%
     Tax exempt (1)           3,225      65    8.06%      3,560      74   8.31%
                              -----     ---    ----       -----    ----   ----

   Total Earning Assets (1) 187,024   4,016    8.59%    179,479   3,853   8.59%
                            -------   -----   ------    -------   -----   ----

Interest Expense
   Demand deposits           28,445     203    2.85%     27,874     210   3.01%
   Savings                   20,271     178    3.51%     18,883     167   3.54%
   Time deposits            108,871   1,572    5.78%    102,850   1,509   5.87%
   Other borrowed money         734      11    5.99%      2,003      31   6.19%
                             ------  ------   -----     -------    ----   ----

   Total Interest Bearing
     Liabilities            158,321   1,964    4.96%    151,610   1,917   5.06%
                            -------   -----   -----     -------   -----   ----

   Net Interest Margin              $ 2,052                     $ 1,936
                                     ======                       =====

Net Yield on Interest
   Earning Assets (1)                          4.39%                      4.31%
                                              =====                       =====

(1) Yields are on a taxable equivalent basis using an assumed tax rate of 37%.

TABLE II

                          HIGHLANDS BANKSHARES, INC.
                      INTEREST RATE SENSITIVITY ANALYSIS
                              SEPTEMBER 30, 1998
                           (In Thousands of Dollars)


                          1 - 90  91 - 365  1 to 3   3 to 5  More than
                           Days     Days     Years    Years   5 Years   Total
EARNINGS ASSETS

   Loans                 $ 20,994 $ 53,365 $ 49,000 $ 12,842 $ 9,081  $145,282
   Fed funds sold          11,725                                       11,725
   Securities               3,172    8,387   12,467    3,174   5,572    32,772
   Time deposits in
     other banks              237      600                                 837
                           ------  -------  -------  -------  ------    ------

   Total                   36,128   62,352   61,467   16,016  14,653   190,616
                          -------  -------  -------  ------- -------   -------


INTEREST BEARING LIABILITIES

   Transaction accounts    18,113                                       18,113
   Money market accounts   11,538                                       11,538
   Savings accounts        21,283                                       21,283
   Time deposits more
     than $100,000          2,953   14,387    6,269    1,442            25,051
   Time deposits less
     than $100,000         12,078   42,393   24,542    5,545     100    84,658
   Other borrowed money        15       47      138      156     373       729
                           ------  -------  -------  -------  ------    ------

   Total                   65,980   56,827   30,949   7,143      473   161,372
                          -------  -------  -------  ------    -----   -------



Rate sensitivity GAP      (29,852)   5,525   30,518   8,873   14,180    29,244

Cumulative GAP            (29,852) (24,327)   6,191  15,064   29,244

Ratio of cumulative
   interest sensitive assets
   to cumulative interest
   sensitive liabilities    54.76%   80.19%  104.03% 109.36%  118.12%


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

                                           3(ii) Bylaws of Highlands Bankshares,
                                                 Inc. are incorporated by
                                                 reference to Appendix D to
                                                 Highlands Bankshares, Inc.'s
                                                 Form S-4 filed October 20,
                                                 1986.

                                            27   Financial Data Schedule
                                                 attached

                                      (b) Reports on Form 8-K filed during the
                                          nine months ended September 30, 1998.

                                          None

                                 EXHIBIT INDEX



Exhibit
 Index                                                            Page Number

  27       Financial Data Schedule for the quarter ending
             September 30, 1998                                        23

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



Date    November 10, 1998