Form 10KSB
period 1998-12-31
HIGHLANDS BANKSHARES INC /WV/
filed 1999-03-31
CIK 756862

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                  FORM 10-KSB

        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

For fiscal year ended December 31, 1998      Commission file number:  0-16761

                          Highlands Bankshares, Inc.
            (Exact name of registrant as specified in its charter)

              West Virginia                              55-0650743
     (State or other jurisdiction of                  (I.R.S. Employer
     incorporation or organization)                  Identification No.)

                P. O. Box 929, Petersburg, West Virginia  26847
              (Address of principal executive offices) (Zip Code)

        Issuer's telephone number including area code:  (304) 257-4111

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

    Issuer's revenues for its most recent fiscal year:  $16,507,000

    State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: As of March 9, 1999 - $28,769,808

    State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of March 1, 1999 - 501,898

                     DOCUMENTS INCORPORATED BY REFERENCE:

    Proxy Statement of Highlands Bankshares, Inc. filed via Form DEF 14A on March 24, 1999.

                           LOCATION OF EXHIBIT INDEX

    The index of exhibits is contained in Part IV herein on pages 46-47.

    TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT  YES         NO   X

                               FORM 10-KSB INDEX


                                                                       Page
Part I

Item  1.  Description of Business                                        3
          General
          Services Offered by the Banks
          Employees
          Competition
          Regulation and Supervision

Item  2.  Description of Property                                        4

Item  3.  Legal Proceedings                                              5

Item  4.  Results of Votes of Security Holders                           5


Part II

Item  5.  Market for Registrant's Common Equity and
          Related Stockholder Matters                                    5

Item  6.  Management's Discussion and Analysis of Financial
          Condition and Results of Operation                             6

Item  7.  Financial Statements                                          24

Item  8.  Changes in and Disagreement with Accountants on
          Accounting and Financial Disclosure                           47


Part III

Item  9.  Directors and Executive Officers                              47

Item 10.  Executive Compensation                                        47

Item 11.  Security Ownership of Certain Beneficial Owners
            and Management                                              47

Item 12.  Certain Relationships and Related Transactions                47


Part IV

Item 13.  Exhibits and Reports on Form 8-K                              47

Signatures                                                              49

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

    Employees

    As of December 31, 1998, The Grant County Bank had 44 full time equivalent employees and Capon Valley Bank had 36 full time equivalent employees. No person is employed by Highlands or HBI Life on a full time basis.

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

Item 3. Legal Proceedings

    Management is not aware of any material pending or threatened litigation in which Highlands or its subsidiaries may be involved as a defendant. In the normal course of business, the banks periodically must initiate suits against borrowers as a final course of action in collecting past due loans.


Item 4. Results of Votes of Security Holders

     Highlands has not submitted any matters to the vote of security holders for the quarter ending December 31, 1998.


Part II

Item 5. Market for  Registrant's  Common  Equity  and  Related  Stockholder
Matters

    The Company had approximately 826 stockholders of record as of March 1, 1999. The Company's stock is not traded on any national or regional stock exchange although brokers in Cumberland, Maryland, Winchester and Harrisonburg, Virginia may occasionally initiate or be a participant in a trade. Terms of an exchange between individual parties may not be known to the Company. The following outlines the dividends paid and market prices of the Company's stock based on prices disclosed to management. Such prices may not include retail mark-ups, mark-downs or commissions.

                             Dividends          Market Price Range
           1998              Per Share          High             Low


        First Quarter         $ .27           $ 63.00          $ 50.00
        Second Quarter          .27             62.75            58.25
        Third Quarter           .27             69.00            63.00
        Fourth Quarter          .27             63.25            62.25

          1997

        First Quarter         $ .25           $ 44.25          $ 41.00
        Second Quarter          .25             45.00            43.00
        Third Quarter           .25             46.86            44.00
        Fourth Quarter          .25             46.50            44.75

           1996

        First Quarter         $ .18           $ 39.88          $ 38.00
        Second Quarter          .18             40.50            38.00
        Third Quarter           .18             40.50            39.00
        Fourth Quarter          .40             42.00            40.50

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

    The Company's 1998 net income of $2,011,882 represents a 7.01% increase in net income and a 7.51% increase in income per share compared to 1997. This represented a return of 9.12% on average equity for 1998 compared to 8.80% for 1997. Returns on average assets for 1998 and 1997 were 1.01% and 1.00%, respectively. The increase in earnings was due to an increase in the volume of earning assets in a stable interest environment.

    The tax equivalent interest income increased by $676,000 in 1998 to $15,870,000 as compared to 1997. A 5.43% increase in the level of earning assets offset a slight decrease in the yield and resulted in the earnings improvement. The increase in earning assets is attributable to a 9.44% increase in average loans outstanding and was primarily in real estate loans. The funding of the asset growth was from deposits of local customers, primarily time deposits.

    Noninterest income increased 28.64% in 1998 compared to 1997 due to an increase in service charge income and a decrease in losses on security transactions. Noninterest expenses increased 5.11% in 1998 due mainly to the higher cost of data processing and year 2000 compliance expenses.


Net Interest Margin

    1998 Compared to 1997

    The Company's net interest margin on a tax equivalent basis was $8,125,000 for 1998 compared to $7,721,000 for 1997. The increase was due to an increase in average earning assets (5.43%) and an increased spread (the difference in rates earned on assets and paid on liabilities) from 3.51% in 1997 to 3.59% in 1998. Average loans outstanding grew by 9.44% from 1997 to 1998. This growth reflects good local and national economic conditions, moderate interest rates and expanded banking facilities. The overall costs of funds reflects the high level of competition for deposits in the Company's service area which has traditionally paid higher rates on deposits than larger statewide financial institutions. The deposit increase represents growth in all types of accounts (particularly time deposits) and has been obtained primarily from customers in the immediate service areas.

    Loans outstanding at December 31, 1998 increased 8.23% over amounts at December 31, 1997. The loan increase has been the result of opening branches in new market areas and a continued effort to increase lending in existing markets. Loan growth has been funded primarily by deposit growth with a slight decline in the level of security investments since December 31, 1997. The increase in the tax equivalent net interest margin for 1998 over the 1997 amounts is the result of slight declines in the costs of funds on all types of deposit accounts and an annualized growth in earning assets of 5.43%. Barring any future increases in interest rates by the Federal Reserve Bank, the Company anticipates its net interest margin remaining stable or increasing slightly. Rates paid on deposits are expected to remain stable or decline slightly over the next twelve months and returns on and the levels of earning assets are expected to remain at current levels during this period.

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


Provision for Loan Losses

    The Company's provision for loan losses were $355,000 for 1998, $190,000 for 1997 and $135,000 for 1996. The increases in the provision were necessary to provide an adequate allowance for loan losses for a growing loan portfolio. Net loan losses were $370,000 in 1998 compared to $77,000 in 1997 and $197,000 in 1996. The Company's three year average charge off rate of .16% compares favorably with industry standards and its peer group. (See the following discussion relating to the allowance for loan losses.)


Noninterest Income

    1998 Compared to 1997

    Noninterest income (before losses on securities) for 1998 increased 7.07% from 1997. Increases in service charge income of 12.08% and other operating income of 37.19% were the result of an increase in volume. Insurance income decreased $67,000 due to significantly higher mortality rates. Losses on security transactions declined from $117,000 in 1997 to $2,000 in 1998. 1997 included a loss of $123,000 on a mutual fund that was not repeated in 1998. The Company expects future growth in noninterest income to coincide with asset and deposit growth.

    1997 compared to 1996

    Overall noninterest income declined in 1997 by 3.48% when compared with 1996 operations. The Company experienced a loss on the redemption of a mutual fund investment that was redeemed in 1997. The loss of $123,000 was recognized on the redemption though the Company may recover a portion of this loss in the resolution of pending legal actions. Exclusive of the above, noninterest income before security losses increased 10.77% as the result of higher service charges on deposit accounts and the institution of minimum balance requirements on some deposit accounts. Other types of noninterest income increased slightly in line with asset growth.

Noninterest Expenses

    1998 Compared to 1997

    Overall, noninterest expense increased 5.11% in 1998 when compared to 1997. Personnel expenses increased 3.80% as the result of merit and inflationary raises. Occupancy and equipment expenses increased 2.35% as the result of asset growth and inflation. Data processing expenses increased by 4.46% as a result of increase transaction volume and rate increases. Other noninterest expenses increased by 9.94% due to asset growth and costs in preparing for the upcoming year 2000. The overall increase in noninterest expenses is in line with the increase in assets and is in line with management's expectations. Noninterest expense as a percentage of average assets was 2.69% in 1998 compared with 2.73% in 1997 and 2.61% in 1996. This ratio continues to compare favorably to the Company's peer group.

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

    Loans outstanding increased $11,279,000 or 8.23% in 1998. The bulk of this increase was in real estate loans with smaller increases in other types of loans. The loan to deposit ratio was 80.39% at December 31, 1998 compared to 81.64% at December 31, 1997. Management believes this level of lending activity is satisfactory to generate adequate earnings without undue credit risk. Loan demand is expected to remain satisfactory in the near future with any growth a function of local and national economic conditions.

     The following table summarizes the Company's loan portfolio, net of unearned income:

                                                  At December 31,
                                            1998        1997        1996
                                               (Dollars in Thousands)
     Real Estate:
       Mortgage                           $ 83,446    $ 75,221    $ 70,829
       Construction                          2,969       2,189       2,158
     Commercial                             30,718      30,716      25,104
     Installment                            33,464      31,492      28,693

                                           150,597     139,618     126,784
     Less unearned discount                 (2,213)     (2,513)     (2,184)

                                           148,384     137,105     124,600
     Allowance for loan losses              (1,355)     (1,369)     (1,257)

       Loans, net                         $147,029    $135,736    $123,343


     The following table shows the maturity of loans outstanding (in thousands of dollars) as of December 31, 1998, 1997 and 1996.

    Maturity Range                          1998        1997        1996

     Predetermined Rates:
       0 - 12 months                      $ 73,878    $ 63,117    $ 45,402
       13 - 60 months                       53,765      54,070      68,879
       More than 60 months                  20,702      19,918      10,319
     Nonaccrual Loans                           39

       Total Loans                        $148,384    $137,105    $124,600


     The following table shows the Company's loan maturity distribution (in thousands of dollars) as of December 31, 1998:

                                               Maturity Range
                                Less Than      1-5        Over
       Loan Type                  1 Year      Years      5 Years      Total

     Commercial and
       Agricultural Loans       $ 23,526    $  5,223    $  1,969    $ 30,718
     Real Estate - mortgage       40,119      25,281      18,046      83,446
     Real Estate - construction    2,969                               2,969
     Consumer - installment        7,264      23,261         726      31,251

       Total                    $ 73,878    $ 53,765    $ 20,741    $148,384

     Nonperforming loans include nonaccrual loans, loans 90 days or more past due and restructured loans. Nonaccrual loans are loans on which interest accruals have been discontinued. Loans which reach nonaccrual status may not be restored to accrual status until all delinquent principal and interest has been paid or the loan becomes both well secured and in the process of collection. Restructured loans are loans with respect to which a borrower has been granted a concession on the interest rate or the original repayment terms because of financial difficulties. Nonperforming loans do not represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity, or capital resources. Nonperforming loans are listed in the table below.

     Real estate acquired through foreclosure was $95,000 at December 31, 1998, $174,000 at December 31, 1997 and $160,000 at December 31, 1996. All foreclosed property held at December 31, 1998 was in the Company's primary service area. The Company's practice is to value real estate acquired through foreclosure at the lower of (i) an independent current appraisal or market analysis less anticipated costs of disposal, or (ii) the existing loan balance. The Company is actively marketing all foreclosed real estate and does not anticipate material write-downs in value before disposition.

     Management has continued its efforts to reduce delinquencies through greater efforts in the early stages of the delinquency. The increase in delinquent real estate loans in 1998 was due to one large loan which is 75% guaranteed by a governmental agency. Management does not anticipate any material losses from the current level of nonperforming assets.

     The following table summarizes the nonperforming loans:

                                                          At December 31,
                                                   1998      1997        1996
                                                      (Dollars in Thousands)

     Loans accounted for on a nonaccrual basis    $   39   $            $

     Loans contractually past due 90 days or
       more as to interest or principal
       payments (not included in nonaccrual
       loans above)
         Commercial                                   41        17         63
         Real estate                               1,339       938        208
         Installments                                142       292        110

       Total Delinquent Loans                      1,522     1,247        381

       Total Nonperforming Loans                 $ 1,561    $1,247      $ 381

    An inherent risk in the lending of money is that the borrower will not be able to repay the loan under the terms of the original agreement. The allowance for loan losses (see subsequent section) provides for this risk and is reviewed periodically for adequacy. This review also considers concentrations of loans in terms of geography, business type or level of risk. While lending is geographically diversified within the service area, the Company does have some concentration of loans in the area of agriculture (primarily poultry farming), timber and related industries. Management recognizes these concentrations and considers them when structuring its loan portfolio. As of December 31, 1998, management is not aware of any significant potential problem loans in which the debtor is currently meeting their obligations as stated in the loan agreement but which may change in future periods.

     As of December 31, 1998, the Company did not have any potential problem loans as defined in Guide 3 that would require disclosure.


Allowance for Loan Losses

     Management has analyzed the potential risk of loss on the Company's loan portfolio given the loan balances and the value of the underlying collateral and has recognized losses where appropriate. Nonperforming loans are closely monitored on an ongoing basis as part of the Company's loan review process. Management reviews the loan loss allowance at the end of each quarter. Based primarily on the Company's loan classification system, which classifies problem credits as substandard, doubtful or loss, additional provisions for losses are made monthly. The ratio of the allowance for loan losses to total loans outstanding was .91% at December 31, 1998 compared to 1.00% at December 31, 1997 and 1.01% at December 31, 1996. At December 31, 1998, the ratio of the allowance for loan losses to nonperforming loans was 86.83% compared to 109.78% at December 31, 1997 and 329.92% at December 31, 1996.

     The unusually large amount of net charge offs in 1998 was the result of several large bankruptcies. Some recoveries are expected from these actions but it is too premature to estimate the amount at this time. Loan losses in 1997 were spread over all loan types with no individual loss constituting a significant portion of the total.

     Management continues to monitor the economic health of the poultry industry. The Company has direct loans to poultry growers and the industry is a large employer in the Company's trade area. Operating results for the industry were poor in 1997 due to over supply of products and high grain prices. The situation has improved during 1998, however it may take some time for borrowers to recover financially.

     The following table summarizes changes in the allowance for loan losses:

                                               Year Ending December 31,
                                              1998       1997       1996
                                               (In Thousands of Dollars)

     Balance at beginning of period          $1,370     $1,257    $1,319

     Loan Losses:
       Commercial and agricultural              135         34        92
       Real estate - mortgage                    53         20        59
       Installment loans to individuals         289        170       186

       Total loan losses                        477        224       337

     Recoveries:
       Commercial and agricultural                6          9         9
       Real estate - mortgage                     1         25        15
       Installment loans to individuals         100        113       116

       Total recoveries                         107        147       140

       Net loan losses                          370         77       197

     Additions charged to operations            355        190       135

     Balance at end of period                $1,355     $1,370    $1,257

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

     The following table shows the balance and percentage of the Company's allowance for loan losses allocated to each major category of loans:

                                          At December 31,
                         1998                  1997             1996

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

     Commercial $  379   28%    23%  $  343    25%    22%  $  314  25%   18%
     Real estate
       mortgage    434   32     56      548    40     56      440  35    59
     Installment   406   30     21      343    25     22      314  25    23
     Unallocated   136   10             136    10             189  15

                $1,355  100%   100%  $1,370  100%    100%  $1,257 100%  100%

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

     The provision for loan losses charged to operations was $355,000 for 1998, $190,000 for 1997 and $135,000 for 1996. In the opinion of management, the provision charged to operations over this three year period has been sufficient to maintain an adequate allowance for loan losses.


Securities

     The Company's securities portfolio serves several purposes. Portions of the portfolio are used to secure certain public and trust deposits. The remaining portfolio is held as investments or used to assist the Company in liquidity and asset liability management. During 1998, total securities decreased to $34.0 million or 16.11% of total assets at December 31, 1998. Total securities were $37.0 million or 19.38% of total assets at December 31, 1997.

     The securities portfolio consists of three components: securities held to maturity, securities available for sale and restricted securities. Securities are classified as held to maturity when management has the intent and the Company has the ability at the time of purchase to hold the securities to maturity. Held to maturity securities are carried at cost, adjusted for amortization of premiums and accretion of discounts. Securities to be held for indefinite periods of time are classified as available for sale and accounted for at market value. Securities available for sale include securities that may be sold in response to changes in market interest rates, changes in the security's prepayment risk, increases in loan demand, general liquidity needs and other similar factors. Restricted securities are those investments purchased as a requirement of membership in certain loan banks and cannot be transferred without the Bank's permission. The Company's purchases of securities have generally been limited to securities of high credit quality with short to medium term maturities.

     The Company identifies at the time of acquisition those securities that are available for sale. These securities are valued at their market value with any difference in market value and amortized cost shown as an adjustment in stockholders' equity. Changes within the year in market values are reflected as changes in stockholders' equity, net of the deferred tax effect. As of December 31, 1998, the market value of the securities available for sale exceeded their cost by $190,000 ($119,000 after the related tax effect).

     The following table summarizes the carrying value of the Company's securities at the dates indicated:

                                  Held to Maturity         Available for Sale
                                   Carrying Value            Carrying Value
                                    December 31,              December 31,
                                1998    1997    1996      1998    1997    1996
                               (Dollars in Thousands)    (Dollars in Thousands)

     U.S. treasuries, agencies
       and corporations       $       $   751  $4,200   $22,129 $20,349 $18,304
     Obligations of states and
       political subdivisions  2,987    3,295   3,818       262     101
     Mortgage-backed securities  517      531     541     6,821  10,665  13,807

       Total Debt Securities   3,504    4,577   8,559     9,212  31,115  32,111

     Other securities                                       546     567     946

       Total                 $ 3,504  $ 4,577   $8,559  $29,758 $31,682 $33,057


     The carrying amount and estimated market value of debt securities (in thousands of dollars) at December 31, 1998 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

     Securities Held to Maturity         Carrying      Market       Average
                                          Amount        Value        Yield

     Due in one year or less            $     155    $      156      7.77%
     Due after one year
       through five years                     934           949      7.25%
     Due after five years
       through ten years                    1,403         1,478      7.87%
     Due after ten years                    1,012         1,038      9.09%

       Total Held to Maturity           $   3,504    $    3,621      8.02%


     Securities Available for Sale       Amortized      Market       Average
                                           Cost          Value        Yield

     Due in one year or less             $  10,885    $   10,945      6.00%
     Due after one year through
       five years                           13,556        13,736      6.19%
     Due after five years through
       ten years                             3,320         3,326      6.95%
     Due after ten years                     1,188         1,205      7.01%

       Total Fixed Rate Securities          28,949        29,212      6.24%
     Equities                                  619           546

       Total Available for Sale          $  29,568    $   29,758


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

     The average balance of interest bearing deposits increased by 7.32% in 1998 over average levels in 1997. The average rate paid on deposits declined to 4.91% in 1998 from 5.03% in 1997 and 5.15% in 1996. The majority of the Company's deposits are higher yielding time deposits as most of its customers are individuals who seek higher yields than savings accounts or don't wish to accept the risks of the stock market.

     The Company does not actively solicit large certificates of deposit (those more than $100,000) due to the unstable nature of these deposits. Increases in 1998 are the result of overall deposit growth and higher than average rates offered by the Company. A summary of the maturity of large deposits is as follows:
                                                    December 31,
         Maturity Range                   1998        1997        1996
                                            (In Thousands of Dollars)

     Three months or less               $  5,883    $  6,086    $   4,832
     Four to twelve months                11,391       8,497       11,360
     One year to five years                8,449       8,744        4,667

       Total                            $ 25,723    $ 23,327    $  20,859


Borrowed Money

     The Company will occasionally borrow funds from the Federal Home Loan Bank to reduce market rate risks. Such borrowings have fixed repayment terms and are amortized over a ten to twenty year life. Borrowings from this institution allows the banks to offer long-term, fixed rate loans to their customers and match the interest rate exposure of the receivable and the liability.


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

     The following table shows risk-based capital ratios and stockholders' equity to total assets:

                                           Regulatory     December 31,
                                             Minimum    1998       1997

     Capital Ratios
       Risk-based capital to risk-weighted
        assets
         Tier 1                               4.00%     17.00%    17.35%
         Total                                8.00%     18.02%    18.47%
       Stockholders' equity to total assets   3.00%     10.83%    11.15%

     The capital management function is an ongoing process. Central to this process is internal equity generation accomplished by earnings retention. During 1998, 1997 and 1996, total stockholders' equity increased by $1,550,000, $1,068,000 and $1,367,000, respectively, as a result of earnings retention and changes in the unrealized gains (losses) on securities available for sale. The return on average equity was 9.12% in 1998 compared to 8.80% for 1997 and 9.99% for 1996. Total cash dividends declared represent 26.94% of net income for 1998 compared to 26.84% of net income for 1997 and 24.00% for 1996. Book value per share was $45.52 at December 31, 1998 compared to $42.43 at December 31, 1997 and $39.35 at December 31, 1996.

     In April of 1997, the Company repurchased 12,168 shares of common stock for $499,000. The repurchased stock is being held as treasury stock and may be used in future periods for a variety of business purposes. The stock was repurchased from the estate of William G. VanMeter for whom the Company's chairman, John VanMeter, is the executor.

     The Company's principal source of cash income is dividend payments from the Banks. Certain limitations exist under applicable law and regulation by regulatory agencies regarding dividend payments to a parent by its subsidiaries. As of January 1, 1999, the Banks had $2,365,000 of retained earnings available for distribution to the Company as dividends without prior regulatory approval.


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

     The investing activity saw a net increase in loans of $11,279,000, an increase in federal funds sold of $5,479,000, an increase in investment securities of $2,982,000 and an increase in deposits in other banks of $2,605,000. In addition, the Company invested $2,070,000 in single premium life insurance policies used to fund deferred compensation. New equipment and facility additions were $337,000 in 1998 compared with $607,000 in 1997. Funding these investments was an increase in deposits of $16,652,000, additional long-term debt of $2,146,000 and retained operating income of $1,470,000.

     In the year ending December 31, 1998, cash and due from banks increased $1,866,000 as cash provided by operations and financing activities exceeded cash used in investing activities. Cash provided by operations consists primarily of earnings from operations and noncash expenses such as the provision for loan losses, deferred income taxes and depreciation. The dividends paid of $542,000 in 1998 was an increase of 7.42 percent over 1997 amounts.

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

     At December 31, 1998, the Company had a negative gap position through the third year. This liability sensitive position typically produces a favorable contribution to earnings during periods of decreasing rates and an unfavorable contribution to earnings during a period of increasing rates. Absent any major changes in federal reserve policy, the Company expects a slight decline in the overall cost of money in 1998 due to the maturity of these certificates and stability in other deposit rates.

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

     The majority of the Company's commercial and real estate loans are made with repricing frequencies of three months to three years. For this reason, 78% of all loans will reprice within three years of December 31, 1998. Installment loans generally have a fixed rate of interest but have limited amortization periods. These loans have an average life to maturity of less than two years. Management believes that its philosophy of generally requiring loan repricing within a three to five year period to be the most prudent approach to asset/liability management.

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


Year 2000 Readiness Disclosure

     The following statements are being designated as Year 2000 Readiness Disclosures under the Year 2000 Information and Readiness Disclosure Act, enacted by the 105th Congress on October 19. 1998.

     Each of the subsidiary banks and the insurance company have appointed a group of individuals from within the Organization to identify critical areas for year 2000 compliance and to determine if that area will be year 2000 compliant. Critical compliance areas include third party data processing, wire transfers, internal computer readiness, transaction processing, security, liquidity planning and correspondent banking. The Company has begun to ascertain its compliance internally through the help of computer and information consultants and the upgrade of computer and information processing hardware. Noncompliance items and systems have been identified. Remediation and testing are progressing according to plan and testing of substantially all systems is anticipated to be complete by June 30, 1999. Continuing discussions with third party vendors who perform data processing functions and with correspondent banking institutions do not indicate any critical shortcomings in their compliance at this time.

     As of December 31, 1998, the Company has incurred $410,000 in services and equipment costs in its efforts to become year 2000 compliant. Most of these expenditures include amounts for normal and scheduled equipment upgrades. The Company has budgeted $650,000 in total expenditures through December 31, 1999 for its compliance effort. Roughly 60 to 70% of this amount will be for equipment replacements and upgrades. Some of the costs of the year 2000 project include the cost of Company personnel who will spend significant time on the project. The Company does not anticipate that these costs, when aggregated, will have a materially negative impact on the Company operations in any one period.

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

     The Company is developing contingency plans for implementation in the event that mission critical third party vendors or other significant third parties fail to adequately address year 2000 issues. Such plans principally involve identifying alternate vendors or internal remediation. The Company is also enhancing its existing business resumption plans to reflect year 2000 issues and is developing plans designed to coordinate the efforts of its personnel and resources in addressing any year 2000 problems that become evident after December 31, 1999. The Company has identified mission critical areas and anticipates its business resumption plan will be completed by June 30, 1999. There can be no assurance that any such plans will fully mitigate any such failure or problems. Furthermore, there may be certain mission critical third parties, such as utilities or telecommunication companies, where alternative arrangements or sources are limited or unavailable.

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


                             SUMMARY OF OPERATIONS
                         (Dollar amounts in thousands)



                                          Years Ending December 31,
                                   (In Thousands Except for Share Amounts)
                                  1998     1997     1996     1995     1994

Total Interest Income           $15,772  $15,084  $14,182  $12,758  $11,726
Total Interest Expense           (7,745)  (7,474)  (7,103)  (6,219)  (5,082)

Net Interest Income               8,027    7,610    7,079    6,539    6,644
Provision for Loan Losses           355      190      135      120      240

Net Interest Income after
   Provision for Loan Losses      7,672    7,420    6,944    6,419    6,404
Other Income                        735      571      592      581      467
Other Expenses                    5,377    5,115    4,570    4,191    4,052

Income before Income Taxes        3,030    2,876    2,966    2,809    2,819
Income Tax Expense                1,018      996      953      956      944

   Net Income                   $ 2,012  $ 1,880  $ 2,013  $ 1,853  $ 1,875


Net Income Per Share            $  4.01  $  3.73  $  3.92  $  3.60  $  3.65
Dividends Per Share             $  1.08  $  1.00  $   .94  $   .83  $   .72

Total Assets at Year End       $210,981 $190,770 $178,847 $167,884 $153,361



Return on Average Assets          1.01%    1.00%    1.15%    1.16%    1.22%
Return on Average Equity          9.12%    8.80%    9.99%   10.15%   11.05%
Dividend Payout Ratio            26.94%   26.80%   24.00%   23.03%   19.74%
Year End Equity to Assets Ratio  10.83%   11.16%   11.31%   11.24%   10.94%

TABLE II


                    NET INTEREST MARGIN AND AVERAGE BALANCE ANALYSIS
                              (Dollar amounts in thousands)


                                      1998                       1997                         1996
                                     Income/ Yield/             Income/   Yield/             Income/   Yield/
EARNING ASSETS            Average    Expense  Rate     Average  Expense    Rate     Average  Expense    Rate


Loans 3                  $ 143,197  $ 13,144   9.18   $ 130,848  $ 12,230   9.35   $ 116,864 $ 11,135   9.52

Investment securities:
   Taxable 4                31,402     1,952   6.22      37,032     2,315   6.25      40,270    2,491   6.19
   Nontaxable 1,4            3,316       270   8.14       3,568       298   8.35       4,146      354   8.53

   Total Investment
     Securities             34,718     2,222   6.40      40,600     2,613   6.44      44,416    2,845   6.41

Interest bearing deposits
   in banks                  1,215        64   5.27         685        37   5.40         898       48   5.35

Federal funds sold           8,216       440   5.36       5,561       314   5.65       5,192      284   5.47

   Total Earning Assets    187,346    15,870   8.47     177,694    15,194   8.55     167,370   14,312   8.55

Allowance for loan losses   (1,319)                      (1,314)                      (1,288)
Nonearnings assets          13,636                       10,860                        9,280

   Total Assets          $ 199,663                    $ 187,240                    $ 175,362

INTEREST-BEARING LIABILITIES

Deposits:
   Demand                $  29,187    $  808   2.77   $  27,823    $  799   2.87   $  26,701  $   778   2.91
   Savings                  20,135       671   3.33      18,684       659   3.53      17,535      620   3.54
   Time deposits           108,382     6,213   5.73     100,444     5,930   5.90      93,482    5,695   6.09

   Total Deposits          157,704     7,692   4.88     146,951     7,388   5.03     137,718    7,093   5.15
Other borrowed money           974        53   5.44       1,443        85   5.89         148       10   6.75

   Total Interest Bearing
     Liabilities           158,678     7,745   4.88     148,394     7,473   5.04     137,866    7,103   5.15

Noninterest bearing
  deposits                  17,744                       16,100                       15,600
Other liabilities            1,186                        1,370                        1,751

   Total Liabilities       177,608                      165,864                      155,217

   Stockholders' Equity     22,055                       21,376                       20,145

   Total Liabilities
     and Equity          $ 199,663                    $ 187,240                    $ 175,362

   Net Interest Earnings            $  8,125                     $  7,721                     $ 7,209

   Net Yield on Interest
     Earning Assets                           4.34%                         4.35%                       4.32%


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

TABLE III


                      EFFECT  OF RATE-VOLUME CHANGES ON NET INTEREST INCOME (On a fully taxable equivalent basis)
                                     (In thousands of dollars)


                               1998 Compared to 1997        1997 Compared to 1996
                                 Increase (Decrease)         Increase (Decrease)

                               Due to Change in: Total     Due to Change in:  Total
                               Average  Average Increase    Average Average Increase
                                Volume    Rate (Decrease)    Volume Rate   (Decrease)

Interest Income:

   Loans 2                       $1,155  $(241)   $ 914      $1,331 $(236)   $1,095

   Investment Securities:
     Taxable                       (352)   (11)    (363)      (200)    24     (176)
     Nontaxable                     (21)    (7)     (28)       (49)    (7)     (56)

   Total Investment Securities     (373)   (18)    (391)      (249)    17     (232)

   Interest bearing deposits
     in banks                        29     (2)      27        (11)            (11)
   Federal funds sold               144    (18)     126         20     10       30

   Total Interest Income            955   (279)     676       1,091  (209)     882


Interest Expense:

   Deposits:
     Demand                          39    (30)       9         33    (12)      21
     Savings                         51    (39)      12         41     (2)      39
     All other time deposits        468   (185)     283        424   (189)     235
   Other borrowed money             (28)    (4)     (32)        87    (12)      75

   Total Interest Expense           530   (258)     272        585   (215)     370

   Net Interest Income           $  425  $ (21)   $ 404      $ 506  $   6    $ 512



1 Changes in volume are calculated based on the difference in average balance multiplied by the prior year average rate. Rate change differences are the difference in the volume changes and the actual dollar amount of interest income or expense changes.

2 Nonaccrual loans have been included in average asset balances.

TABLE IV


                      INTEREST RATE SENSITIVITY ANALYSIS
                           (In thousands of dollars)
                               DECEMBER 31, 1998



                                                           More than
                                                            5 Years
                         1 - 90  91 - 365 1 to 3   3 to 5 or Without
                          Days     Days    Years    Years  Maturity   Total
EARNINGS ASSETS

   Loans                $17,328  $56,550  $41,540  $12,225  $20,741 $148,384
   Fed funds sold        12,374                                      12,374
   Securities             5,390    9,875   12,445    1,748   4,535   33,993
   Interest bearing time
     deposits             2,832      600                              3,432

   Total                 37,924   67,025   53,985   13,973  25,276  198,183

INTEREST BEARING LIABILITIES

   Transaction accounts  18,354                                      18,354
   Money market accounts 11,393                                      11,393
   Savings accounts      20,849                                      20,849
   Time deposits more
     than $100,000        5,883   11,391    6,896    1,553           25,723
   Time deposits less
     than $100,000       16,103   40,723   23,928    5,371     100   86,225
   Other borrowed money      39      121      348      384   1,428    2,320

   Total                 72,621   52,235   31,172    7,308   1,528  164,864


Discrete interest
   sensitivity GAP      (34,697)  14,790   22,813    6,665  23,748   33,319

Cumulative interest
   sensitivity GAP      (34,697) (19,907)   2,906    9,571  33,319

Ratio of cumulative
   interest sensitive
   assets to cumulative
   interest sensitive
   liabilities            52.22%   84.06%  101.86%  105.86% 120.21%



Assumes all transaction, money market and savings deposit accounts reprice within 90 days.

Item 7. Financial Statements


                         Index to Financial Statements



                                                                       Page

Consolidated Balance Sheets as of December 31, 1998 and 1997             25

Consolidated Statements of Income for the Years Ended December 31,
  1998, 1997 and 1996                                                    26

Consolidated Statements of Changes in Stockholders' Equity for
  the Years Ended December 31, 1998, 1997 and 1996                       27

Consolidated Statements of Cash Flows for the Years Ended
  December 31, 1998, 1997 and 1996                                       28

Notes to Consolidated Financial Statements                               29

Independent Auditors' Report                                             46

CONSOLIDATED BALANCE SHEETS

HIGHLANDS BANKSHARES, INC.
                                                           December 31,
ASSETS                                               1998           1997

Cash and due from banks (notes 2, 3 and 15)      $ 5,111,863    $ 3,246,056
Interest bearing deposits in banks                 3,431,523        826,636
Federal funds sold                                12,374,283      6,895,115
Investments:
  Securities held to maturity (note 4)             3,503,965      4,576,963
  Securities available for sale (note 4)          29,757,841     31,682,358
  Other investments                                  730,950        715,250

Loans (notes 5, 13, 14 and 15)                   148,383,904    137,105,218
  Less allowance for loan losses (note 6)         (1,355,377)    (1,369,566)

  Net Loans                                      147,028,527    135,735,652

Bank premises and equipment (note 7)               4,759,710      4,772,798
Interest receivable                                1,556,347      1,547,604
Deferred income tax benefits (note 10)               124,612        164,988
Investment in insurance contracts                  2,122,432
Other assets                                         478,889        606,442

  Total Assets                                  $210,980,942   $190,769,862

LIABILITIES

Deposits:
  Noninterest bearing
    Demand deposits                              $22,043,509    $15,952,124
  Interest bearing
    Money market and interest checking            18,353,696     15,773,770
    Money market savings                          11,393,244     12,179,095
    Savings accounts                              20,849,433     19,389,384
    Certificates of deposit over $100,000
      (note 8)                                    25,722,913     23,327,442
    All other time deposits (note 8)              86,224,570     81,313,896

  Total Deposits                                 184,587,365    167,935,711

Accrued expenses and other liabilities             1,227,486      1,310,998
Long-term debt (note 9)                            2,319,544        226,152

  Total Liabilities                              188,134,395    169,472,861

STOCKHOLDERS' EQUITY

Common stock, $5 par value, 1,000,000 shares
  authorized, 546,764 shares issued                2,733,820      2,733,820
Surplus                                            1,661,987      1,661,987
Retained earnings (note 12)                       19,324,019     17,854,185
Other accumulated comprehensive income               119,422         39,710

                                                  23,839,248     22,289,702
Treasury stock (at cost, 44,866 shares
  in 1998 and 1997)                                 (992,701)      (992,701)

  Total Stockholders' Equity                      22,846,547     21,297,001

  Total Liabilities and Stockholders' Equity    $210,980,942   $190,769,862



        The accompanying notes are an integral part of this statement.

CONSOLIDATED STATEMENTS OF INCOME

HIGHLANDS BANKSHARES, INC.

                                               Years  Ended  December 31,
                                             1998         1997        1996
INTEREST INCOME:
  Loans, including fees                 $13,144,542 $12,229,824 $11,134,887
  Federal funds sold                        440,293     314,382     284,286
  Interest bearing deposits                  64,230      36,915      48,357
  Investment securities - taxable         1,952,454   2,314,849   2,491,490
  Investment securities - nontaxable        170,115     187,667     223,795

  Total Interest Income                  15,771,634  15,083,637  14,182,815

INTEREST EXPENSE:
  Time deposits over $100,000             1,428,100   1,374,899   1,246,000
  Other deposits                          6,263,489   6,013,147   5,847,251

  Total Interest on Deposits              7,691,589   7,388,046   7,093,251

  Borrowed money                             52,937      85,224       9,921

  Total Interest Expense                  7,744,526   7,473,270   7,103,172

NET INTEREST INCOME                       8,027,108   7,610,367   7,079,643

PROVISION FOR LOAN LOSSES (note 6)          355,000     190,000     135,000

Net Interest Income after Provision
  for Loan Losses                         7,672,108   7,420,367   6,944,643

NONINTEREST INCOME:
  Service charges                           339,289     302,726     252,689
  Insurance commissions and income          107,482     174,061     162,306
  Other operating income                    290,221     211,546     206,398
  Loss on security transactions (note 4)     (2,071)   (117,036)    (29,503)

  Total Noninterest Income                  734,921     571,297     591,890

NONINTEREST EXPENSES:
  Salaries and benefits (note 11)         2,916,970   2,810,116   2,477,928
  Occupancy expense                         269,469     241,478     270,678
  Equipment expense                         411,660     424,032     328,372
  Data processing expense                   456,740     437,232     388,753
  Other operating expenses                1,321,750   1,202,271   1,103,804

  Total Noninterest Expenses              5,376,589   5,115,129   4,569,535

  Income before Income Tax Expense        3,030,440   2,876,535   2,966,998

INCOME TAX EXPENSE (note 10)              1,018,558     996,390     953,874

NET INCOME                               $2,011,882  $1,880,145  $2,013,124

Net Income Per Share                     $     4.01  $     3.73  $     3.92

Cash Dividends Paid Per Share            $     1.08  $     1.00  $      .94

Weighted Average Shares Outstanding         501,898     504,330     514,066



        The accompanying notes are an integral part of this statement.


CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

HIGHLANDS BANKSHARES, INC.


                                                                     Accumulated
                                                                         Other
                                   Capital                  Retained Comprehensive Treasury
                                    Stock    Surplus        Earnings  Income (Loss)  Stock     Total

BALANCE
   DECEMBER 31, 1995              2,733,820    1,661,987   14,948,757    11,280  (493,813) 18,862,031

   Comprehensive Income
     Net income                                             2,013,124                       2,013,124
     Change in unrealized loss
       on securities available
       for sale, net of tax
       effect of $95,420                                               (162,472)             (162,472)

Total Comprehensive
     Income                                                                                 1,850,062

   Cash dividends                                           (483,226)                        (483,226)

BALANCE
   DECEMBER 31, 1996              2,733,820    1,661,987   16,478,655  (151,192) (493,813) 20,229,457

   Comprehensive Income
     Net income                                             1,880,145                        1,880,145
     Change in unrealized loss
       on securities available
       for sale, net of tax
       effect of $112,119                                               190,902                190,902

   Total Comprehensive
     Income                                                                                  2,071,047

   Cash dividends                                            (504,615)                        (504,615)
   Purchase of treasury stock
     (12,168 shares)                                                             (498,888)    (498,888)

BALANCE
   DECEMBER 31, 1997              $2,733,820   1,661,987   17,854,185    39,710  (992,701)  21,297,001

   Comprehensive Income
     Net income                                             2,011,882                        2,011,882
     Change in unrealized loss
       on securities available
       for sale, net of tax
       effect of $46,814                                                 79,712                 79,712

   Total Comprehensive
     Income                                                                                  2,091,594

   Cash dividends                                            (542,048)                        (542,048)

BALANCE
   DECEMBER 31, 1998              $2,733,820  $1,661,987  $19,324,019 $ 119,422 $(992,701) $22,846,547

             The accompanying notes are an integral part of this statement.


CONSOLIDATED STATEMENTS OF CASH FLOWS

HIGHLANDS BANKSHARES, INC.


                                                      Years Ended December 31,
                                                  1998         1997         1996

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                  $2,011,882   $1,880,145    $2,013,124
   Adjustments to reconcile net income to
     net cash provided by operating activities:
       Loss on equipment                                                      26,339
       Loss on sale of securities                   2,071      117,036        29,503
       Depreciation                               350,429      359,740       262,757
       Net amortization of security premiums       15,062       25,000        66,023
       Provision for loan losses                  355,000      190,000       135,000
       Deferred income taxes                       (6,441)      (1,768)       62,065
       Change in other assets and liabilities:
         Interest receivable                       (8,743)    (186,171)      (58,820)
         Other assets                              75,118      (42,801)      (49,593)
         Accrued expenses                         (83,512)     (56,201)      239,230

   Net Cash Provided by Operating Activities    2,710,866    2,284,980     2,725,628

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from maturity of securities
     held to maturity                           1,068,833    3,354,000     3,736,267
   Purchases of securities held to maturity                                 (620,600)
   Proceeds from maturities of securities
     available for sale                        12,719,231    9,291,964    12,028,403
   Proceeds from sales of securities available
     for sale                                                  501,000     1,511,173
   Purchases of securities available for sale (10,681,150)  (7,630,000)  (19,863,779)
   Net change in other investments                (15,700)     (76,065)
   Net change in deposits in other banks       (2,604,887)       6,990
160,957
   Net increase in loans                      (11,647,875)
(12,582,234)                                  (10,712,064)
   Change in federal funds sold                (5,479,168)
(4,401,038)                                     3,522,275
   Purchase of property and equipment            (337,341)    (607,000)   (1,476,627)
   Investment in insurance contracts           (2,070,000)

   Net Cash Used in Investing Activities      (19,048,057) (12,142,383)  (11,713,995)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net change in time deposits                  7,306,146    8,048,939     9,398,863
   Net change in other deposit accounts         9,345,508    2,777,665        (2,468)
   Additional long-term debt                    2,145,532    2,603,924       160,000
   Repayment of long-term debt                    (52,140)  (2,519,388)     (175,844)
   Dividends paid in cash                        (542,048)    (504,615)     (483,226)
   Purchase of treasury stock                                 (498,888)

   Net Cash Provided by Financing Activities   18,202,998    9,907,637     8,897,325

CASH AND CASH EQUIVALENTS:
   Net increase (decrease) in cash and
     due from banks                             1,865,807       50,234       (91,042)
   Cash and due from banks, beginning of year   3,246,056    3,195,822     3,286,864

   Cash and Due from Banks, End of Year        $5,111,863   $3,246,056    $3,195,822

Supplemental Disclosures:
   Cash paid for:
     Interest expense                          $7,798,847   $7,525,000    $6,993,122
     Income taxes                               1,013,250      939,000       940,000

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

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     HIGHLANDS BANKSHARES, INC.


     NOTE 2   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

              (g) Impaired Loans

                  Accounting standards require that impaired loans be presented in the financial statements at the present value of expected future cash flows or at the fair value of the loan's collateral. A valuation allowance is required to the extent that such measurement is less than the recorded investment. Under this standard a loan is considered impaired based on current information and events, if it is probable that the Company will be unable to collect the scheduled payments of principal and interest when due under the contractual terms of the loan agreement. Charge-offs for impaired loans occur when the loan, or portion of the loan is determined to be uncollectible, as is the case for all loans.

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

     HIGHLANDS BANKSHARES, INC.


NOTE 4    SECURITIES:

          The carrying amount and estimated fair value of securities are as follows:

                               Carrying   Unrealized Unrealized     Fair
                                 Amount       Gains        Losses        Value

          Held to Maturity

          December 31, 1998

          Mortgage-backed       $  516,905  $   5,870   $          $  522,775
          State and municipals   2,987,060    111,383               3,098,443

          Total Securities
            Held to Maturity    $3,503,965  $ 117,253   $          $3,621,218

          December 31, 1997

          U. S. Treasuries
            and Agencies        $  750,921  $   1,480   $     447  $  751,954
          Mortgage-backed          530,738      4,807                 535,545
          State and municipals   3,295,304     97,662       2,801   3,390,165

          Total Securities
            Held to Maturity    $4,576,963  $ 103,949   $   3,248  $4,677,664

          Available for Sale


          December 31, 1998

          U. S. Treasuries
            and Agencies       $21,428,019  $ 189,692   $     578  $21,617,133
          Mortgage-backed        6,751,620     69,812                6,821,432
          State and municipals     255,000      7,319                  262,319
          Marketable equities      618,708                 72,951      545,757
          Corporate obligations    514,934                  3,734      511,200

          Total Securities
            Available for Sale $29,568,281  $ 266,823   $  77,263   $29,757,841

          December 31, 1997

          U. S. Treasuries
            and Agencies       $20,229,821  $ 131,837   $  13,347   $20,348,311
          Mortgage-backed       10,659,595     57,894      51,676    10,665,813
          State and municipals     100,000      1,467                   101,467
          Marketable equities      629,908                 63,141       566,767

          Total Securities
            Available for Sale $31,619,324  $ 191,198   $ 128,164   $31,682,358

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

HIGHLANDS BANKSHARES, INC.


NOTE 4    SECURITIES (CONTINUED):

          The carrying amount and fair value of debt securities at December 31, 1998, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

          Securities Held to Maturity                Carrying        Fair
                                                      Amount         Value

          Due in one year or less                  $  155,039    $  156,437
          Due after one year through five years       934,095       948,614
          Due after five years through ten years    1,402,662     1,460,547
          Due after ten years                         495,264       532,845
          Mortgage-backed securities                  516,905       522,775

            Total Held to Maturity                 $3,503,965    $3,621,218


          Securities Available for Sale              Carrying        Fair
                                                      Amount         Value

          Due in one year or less                  $9,980,590    $10,033,236
          Due after one year through five years     9,057,195      9,189,671
          Due after five years through ten years    2,905,168      2,905,426
          Due after ten years                         255,000        262,319
          Mortgage-backed securities                6,751,620      6,821,432

          Total Fixed Rate Securities              28,949,573     29,212,084
          Equities                                    618,708        545,757

            Total Available for Sale               $29,568,281   $29,757,841

          The carrying amount (which approximates market value) of securities pledged by the banks to primarily secure deposits amounted to $8,036,529 at December 31, 1998 and $8,116,050 at December 31, 1997.

          There were no holdings totaling more than 10% of stockholders' equity with any issuer as of December 31, 1998 and 1997.

          All gains or losses in 1998 and 1996 are from calls or early payoffs of securities designated as held to maturity. Losses in 1997 include a loss on a mutual fund investment as well as gains/losses on calls and redemptions. Realized gains or losses for the years ending December 31 are as follows:

                                         1998          1997          1996

          Gains                       $   9,438    $    6,982    $    2,386
          Losses                         11,509      (124,018)      (31,889)

            Total                     $  (2,071)   $ (117,036)   $  (29,503)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

HIGHLANDS BANKSHARES, INC.


NOTE 5    LOANS:

          Loans outstanding as of December 31 are summarized as follows:

                                                      1998          1997

          Commercial                              $30,717,977   $30,716,769
          Real estate construction                  2,969,000     2,189,000
          Real estate mortgages                    83,446,041    75,221,128
          Consumer installment                     33,463,853    31,491,717

            Subtotal                              150,596,871   139,618,614
            Unearned interest                      (2,212,967)   (2,513,396)

            Total Loans                           $148,383,904  $137,105,218


NOTE 6    ALLOWANCE FOR LOAN LOSSES:

          A summary of changes in the allowance for loan losses for the years ended December 31 is shown in the following schedule:

                                           1998         1997         1996

          Balance at beginning of year  $1,369,566   $1,257,454   $1,319,099
          Provision charged to
            operating expenses             355,000      190,000      135,000
          Loan recoveries                  107,051      146,855      140,289
          Loans charged off               (476,240)    (224,743)    (336,934)

            Balance at end of year      $1,355,377   $1,369,566   $1,257,454

            Percentage of outstanding
              loans                            .91%        1.00%        1.01%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

HIGHLANDS BANKSHARES, INC.


NOTE 7    BANK PREMISES AND EQUIPMENT:

          Bank premises and equipment as of December 31 are summarized as follows:

                                                       1998         1997

          Land                                      $  553,652   $  553,652
          Buildings and improvements                 5,176,923    4,597,205
          Furniture and equipment                    2,375,983    2,680,767

          Total cost                                 8,106,558    7,831,624
            Less - accumulated depreciation         (3,346,848)  (3,058,826)

            Net Book Value                          $4,759,710   $4,772,798

          Provisions for depreciation of $350,429 in 1998, $359,740 in 1997 and $262,757 in 1996, were charged to operations.


NOTE 8    DEPOSITS:

          At December 31, 1998, the scheduled maturities of certificates of deposit are as follows:

                      1999                        $ 75,304,436
                      2000                          24,481,013
                      2001                           5,222,373
                      2002                           3,043,815
                      2003                           3,895,846

                      Total                       $111,947,483


NOTE 9 LONG-TERM DEBT:

          The Company has borrowed money from the Federal Home Loan Bank of Pittsburgh (FHLB). The interest rates on the notes payable are fixed at the time of the advance and range from 2.50% to 6.60%; the weighted average interest rate is 5.37% at December 31, 1998. The long-term debt is secured by the assets of The Grant County Bank.

          Repayments of long-term debt are due either monthly or quarterly. Interest expense of $52,937, $53,181, and $9,921 was incurred on these debts in 1998, 1997, and 1996, respectively. The maturities of long-term debt as of December 31, 1998 are as follows:

                      1999                         $    159,923
                      2000                              169,042
                      2001                              178,691
                      2002                              188,902
                      2003                              195,387
                      Thereafter                      1,427,599

                      Total                        $  2,319,544

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

HIGHLANDS BANKSHARES, INC.


NOTE 10   INCOME TAX EXPENSE:

          The components of income tax expense for the years ended December 31, are summarized as follows:

                                              1998        1997        1996

          Current expense
            Federal                         $ 899,787   $883,728  $829,724
            State                             125,212    114,430    62,085

            Total current expense           1,024,999    998,158   891,809

          Deferred expense
            Federal                            (5,919)    (1,625)   56,940
            State                                (522)      (143)    5,125

            Total deferred expense             (6,441)    (1,768)   62,065

            Income tax expense             $1,018,558   $996,390  $953,874

          Income expense (benefits) relating
            to losses on security transactions
            are as follows:                 $    (766)   $ 2,040  $(10,916)


          The deferred tax effects of temporary differences for the years ended December 31 are as follows:

                                               1998       1997       1996

          Tax effect of temporary differences:
            Provision for loan losses       $ (24,887)  $(42,793) $  2,492
            Sale of loans                      32,612     (7,744)   11,105
            Pension expense                   (18,030)   (10,404)  (13,587)
            Depreciation                       30,497     51,675    41,825
            Miscellaneous                     (26,633)     7,498    20,230

            Net (increase) decrease in
              deferred income tax benefit   $  (6,441)  $(1,768)  $ 62,065

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

HIGHLANDS BANKSHARES, INC.


NOTE 10   INCOME TAX EXPENSE (CONTINUED):

          The net deferred tax assets arising from temporary differences as of December 31 are summarized as follows:

                                                         1998        1997

          Deferred Tax Assets:
            Provision for loan losses                $ 305,295   $ 282,258
            Insurance commissions                       29,908      32,199
            Sale of loans                               13,773      46,385
            Capital loss carryforward                   45,343      45,343
            Other                                       29,153      26,819
              Less valuation allowance                 (45,343)    (45,343)

            Total Assets                               378,129     387,661

          Deferred Tax Liabilities:
            Pension prepaids                            25,039      43,070
            Unrealized gain on securities
              available for sale                        70,138      23,322
            Accretion income                            23,173      47,828
            Accelerated depreciation                   135,167     108,453

            Total Liabilities                          253,517     222,673

            Net Tax Asset                            $ 124,612   $ 164,988


          The following table summarizes the difference between income tax expense and the amount computed by applying the federal statutory income tax rate of 34 percent for the years ended December 31:

                                                1998         1997      1996

          Amounts at federal statutory rates $1,030,351 $ 978,023 $1,008,779 Additions (reductions) resulting from:
              Tax-exempt income                  (76,427)   (69,759)    (77,900)
              Partially exempt income            (27,497)   (39,429)    (39,771)
              State income taxes, net             90,004     80,113      69,538
              Nondeductible capital losses                   45,343
              Other                                2,127      2,099      (6,772)

              Income tax expense              $1,018,558  $ 996,390   $ 953,874

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

HIGHLANDS BANKSHARES, INC.


NOTE 11   EMPLOYEE BENEFITS:

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

          The Grant County Bank is a member of the West Virginia Bankers' Association Retirement Plan. Benefits under the plan are based on compensation and years of service with 100% vesting after seven years of service. The Plan's assets are in excess of the projected benefit obligations and thus the Bank was not able to make contributions to the Plan in 1998, 1997 or 1996. The amounts of the prepaid expense and the net pension expense reflected in operations are insignificant. In addition, The Grant County Bank also maintains a profit sharing plan covering substantially all employees to which contributions are made at the discretion of the Board of Directors.

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

          Deferred compensation expenses for the above benefits charged to operations totaled $196,172 in 1998, $189,595 in 1997 and $206,893 in
          1996.


NOTE 12   RESTRICTIONS ON DIVIDENDS OF SUBSIDIARY BANKS:

          The principal source of funds of Highlands Bankshares, Inc. is dividends paid by subsidiary banks. The various regulatory authorities impose restrictions on dividends paid by a state bank. A state bank cannot pay dividends (without the consent of state banking authorities) in excess of the total net profits of the current year and the combined retained profits of the previous two years. As of January 1, 1999, the banks could pay dividends to the Company of approximately $2,364,584 without permission of the regulatory authorities.


NOTE 13   TRANSACTIONS WITH RELATED PARTIES:

          During the year, officers and directors (and companies controlled by them) were customers of and had transactions with the subsidiary Banks in the normal course of business. These transactions were made on substantially the same terms as those prevailing for other customers and did not involve any abnormal risk. The aggregate amount of loans to related parties of $3,248,639 at December 31, 1997, was increased $1,717,409 by new loans and reduced $3,590,854 by payments, resulting in an ending balance of $1,375,194 at December 31, 1998.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

HIGHLANDS BANKSHARES, INC.


NOTE 14   COMMITMENTS AND GUARANTEES:

                  The Banks make commitments to extend credit in the normal course of business and issues standby letters of credit to meet the financing needs of its customers. The amount of the commitments represents the Banks' exposure to credit loss that is not included in the balance sheet. As of the balance sheet dates, the Banks had outstanding the following commitments:
                                                        1998        1997

          Commitments to extend credit              $6,516,000  $8,414,000
          Standby letters of credit                    541,000     645,000

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


NOTE 15   CONCENTRATIONS OF CREDIT:

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

          The Bank has cash deposited in and federal funds sold to other commercial banks totaling $15,178,758 and $7,661,626 at December 31, 1998 and 1997, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

HIGHLANDS BANKSHARES, INC.


NOTE 16   DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS:

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

HIGHLANDS BANKSHARES, INC.


NOTE 16   DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED):

          Off-Balance-Sheet Items

          The carrying amount and estimated fair value of off-balance-sheet items were not material at December 31, 1997.

          The carrying amount and estimated fair values of financial instruments as of December 31 are as follows:

                                                   1998                        1997
                                                        Estimated                   Estimated
                                           Carrying        Fair       Carrying         Fair
                                            Amount         Value        Amount         Value

          Financial Assets:
            Cash and due from banks      $  5,111,863  $  5,111,863  $  3,246,056  $  3,246,056
            Interest bearing deposits       3,431,523     3,431,523       826,636       826,636
            Federal funds sold             12,374,283    12,374,283     6,895,115     6,895,115
            Securities held to maturity     3,503,965     3,621,218     4,576,963     4,677,664
            Securities available for sale  29,757,841    29,757,841    31,682,358    31,682,358
            Other investments                 730,950       730,950       715,250       715,250
            Loans, net                    147,028,527   150,145,023   135,735,652   136,215,953
            Interest receivable             1,556,347     1,556,347     1,547,604     1,547,604

          Financial Liabilities:
            Demand and savings
              deposits                     72,639,882    72,639,882    63,294,373    63,294,373
            Term deposits                 111,947,483   112,041,093   104,641,338   104,624,538
            Borrowed money                  2,319,544     2,287,194       226,152       226,152
            Interest payable                  688,888       688,888       743,000       743,000


NOTE 17   REGULATORY MATTERS:

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

          Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 1998, that the Company meets all capital adequacy requirements to which it is subject.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

HIGHLANDS BANKSHARES, INC.


NOTE 17   REGULATORY MATTERS (CONTINUED):

          To be categorized as well capitalized the Company must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events that management believes have changed the Company's category from a well capitalized status.

          The Company's actual capital ratios are presented in the following table:

                                         Actual        Regulatory  Requirements
                                        December        Adequately     Well
                                      1998     1997     Capitalized Capitalized

          Total risk-based ratio      18.02%   18.47%      8.00%       10.00%
          Tier 1 risk-based ratio     17.00%   17.35%      4.00%        6.00%
          Total assets leverage ratio 10.83%   11.15%      3.00%        5.00%

          Capital ratios and amounts are applicable both at the individual bank level and on a consolidated basis. At December 31, 1998, both subsidiary banks had capital levels far in excess of minimum requirements. As such, both banks qualified as "well capitalized banks" for FDIC insurance purposes and thus were charged the minimum rate for insurance coverage.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

HIGHLANDS BANKSHARES, INC.


NOTE 18   PARENT CORPORATION ONLY FINANCIAL STATEMENTS:


                                BALANCE SHEETS

          Assets                                           December 31,
                                                        1998         1997

            Cash                                   $    15,754  $    18,695
            Investment in subsidiaries              22,681,509   21,155,702
            Other investments                          100,000      100,000
            Other assets                                 1,740
            Income taxes receivable                                   5,436
            Due from subsidiaries                       48,017       17,168

            Total Assets                          $ 22,847,020  $ 21,297,001


          Liabilities

            Income taxes payable                   $       473  $

            Total Liabilities                              473

          Stockholders' Equity

            Common stock, par value $5 per share
              authorized 1,000,000 shares; 546,764
              shares issued                        $  2,733,820  $ 2,733,820
            Surplus                                   1,661,987    1,661,987
            Retained earnings                        19,324,019   17,854,185
            Other accumulated comprehensive income      119,422       39,710

                                                     23,839,248   22,289,702
            Less treasury stock (at cost,
              44,866 shares in 1998 and 1997)          (992,701)    (992,701)

            Total Stockholders' Equity               22,846,547   21,297,001

            Total Liabilities and Stockholders'
              Equity                               $ 22,847,020 $ 21,297,001

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

HIGHLANDS BANKSHARES, INC.


NOTE 18   PARENT CORPORATION ONLY FINANCIAL STATEMENTS (CONTINUED):


                  STATEMENTS OF INCOME AND RETAINED EARNINGS

                                               Years  Ended  December 31,
                                             1998        1997         1996

          Income

            Dividends from subsidiaries  $  623,525   $ 1,055,054  $  483,226
            Other dividends                     735           630         630

            Total                           624,260     1,055,684     483,856

          Expenses

            Professional fees                27,032        37,980      34,478
            Advertising                       6,807         6,094       3,320
            Other expenses                   53,992        39,054      18,754

            Total                            87,831        83,128      56,552

          Net income before income tax benefit
            and undistributed income of
            subsidiaries                    536,429       972,556     427,304

          Income tax benefit                (29,360)      (30,211)    (18,815)

          Income before undistributed income
            of subsidiaries                 565,789     1,002,767     446,119

          Undistributed income of
            subsidiaries                  1,446,093       877,378   1,567,005

            Net Income                    2,011,882     1,880,145   2,013,124

          Retained earnings,
            Beginning of period          17,854,185    16,478,655  14,948,757
            Dividends paid                 (542,048)     (504,615)   (483,226)

          Retained Earnings,
            End of Period               $19,324,019   $17,854,185 $16,478,655

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

HIGHLANDS BANKSHARES, INC.


NOTE 18   PARENT CORPORATION ONLY FINANCIAL STATEMENTS (CONTINUED):


                           STATEMENTS OF CASH FLOWS


                                                  Years Ended ecember 31,
                                                1998        1997       1996


          Cash Flows from Operating Activities:
            Net income                         $2,011,882 $1,880,145 $2,013,124
            Adjustments
              Undistributed subsidiary income  (1,446,093)  (877,378)(1,567,005)
              Depreciation                            583        181        408
              Increase (decrease) in payables         473               (41,738)
              (Increase) decrease in receivables  (25,413)   (10,569)    19,139
              (Increase) decrease in other assets  (2,325)

            Net Cash Provided by Operating
              Activities                          539,107    992,379    423,928


          Cash Flows from Financing Activities:
            Dividends paid                       (542,048)  (504,615)  (483,226)
            Purchase of treasury stock                      (498,888)

            Net Cash Used in Financing
              Activities                         (542,048)(1,003,503)  (483,226)

          Net Decrease in Cash                     (2,941)   (11,124)   (59,298)

          Cash, Beginning of Year                  18,695     29,819     89,117

          Cash, End of Year                     $  15,754  $  18,695  $  29,819

                         INDEPENDENT AUDITORS' REPORT




The Stockholders and Board of Directors
Highlands Bankshares, Inc.
Petersburg, West Virginia


We have audited the accompanying consolidated balance sheets of Highlands Bankshares, Inc. and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the years in the three year period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Highlands Bankshares, Inc. and subsidiaries as of December 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the years in the three year period ended December 31, 1998, in conformity with generally accepted accounting principles.

                              S. B. Hoover & Company, L.L.P.



January 25, 1999
Harrisonburg, Virginia

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None

Part III

Item  9. Directors and Executive Officers

     We are incorporating the Proxy Statement of Highlands Bankshares, Inc. via Form DEF 14A filed March 19, 1999
 .
Item 10. Executive Compensation

     We are incorporating the Proxy Statement of Highlands Bankshares, Inc. via Form DEF 14A filed March 19, 1999.

Item 11. Security Ownership of Certain Beneficial Owners and Management

     We are incorporating the Proxy Statement of Highlands Bankshares, Inc. via Form DEF 14A filed March 19, 1999.

Item 12. Certain Relationships and Related Transactions

     We are incorporating the Proxy Statement of Highlands Bankshares, Inc. via Form DEF 14A filed March 19, 1999.

     Most of the directors, partnerships of which they may be general partners and corporations of which they are officers or directors, maintain normal banking relationships with the Bank. Loans made by the Bank to such persons or other entities were made only in the ordinary course of business, were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons, and did not involve more than normal risk of collectibility or present other unfavorable features. See Note 13 of the consolidated financial statements.

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

                            Amendments to the original Articles of Incorporation are incorporated by reference; filed as Exhibit 3(i) with 1997 10KSB.

     a)  Exhibits (Continued)

         Exhibit No.                        Description


             3 (ii) Bylaws of Highlands Bankshares, Inc. are incorporated by reference to Appendix D to Highland Bankshares, Inc.'s Form S-4 filed October 20, 1986.

                            Amendments    to   the   original    Bylaws   are
                            incorporated  by  reference;   filed  as  Exhibit
                            3(ii) with 1997 10KSB

             4              Not applicable

             9              Not applicable

            10              Not applicable

            11              Not applicable

            12              Not applicable

            16              Not applicable

            18              Not applicable

            21 Subsidiaries of the Small Business Issuer is attached on Page 50

            22              Not applicable

            23 Consent of Certified Public Accountant attached on Page 51

            24              Not applicable

            27              Financial Data Schedule attached

            28              Not applicable


     b)  Reports on Form 8-K

         No reports on Form 8-K were filed in the fourth quarter of 1998.

                                  SIGNATURES


   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           HIGHLANDS BANKSHARES, INC.


                           By   LESLIE A. BARR
                                Leslie A. Barr
                                President Chief Executive Officer


                           Date  March 30, 1999



                            By   CLARENCE E. PORTER
                                 Clarence E. Porter
                                 Secretary/Treasurer,
                                 Chief Financial Officer
                                 and Chief Accounting Officer


                            Date  March 30, 1999

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and as of the date indicated.

        Signature                         Title                  Date

LESLIE A. BARR                                                March 30, 1999
Leslie A. Barr                          President
                                & Chief Executive Officer
                                        Director
THOMAS B. MCNEIL, SR.                                         March 30, 1999
Thomas B. McNeil, Sr.                   Director



George B. Moomau                        Director


CLARENCE E. PORTER                                            March 30, 1999
Clarence E. Porter                 Secretary/Treasurer
                                     Chief Financial
                                 and Accounting Officer
                                        Director


Courtney R. Tusing                      Director



JOHN G. VANMETER                                              March 30, 1999
John G. VanMeter                  Chairman of the Board
                                        Director



Jack H. Walters                         Director



L. KEITH WOLFE                                                March 30, 1999
L. Keith Wolfe                          Director