Form 10QSB
period 1999-03-31
HIGHLANDS BANKSHARES INC /WV/
filed 1999-05-14
CIK 756862

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                  FORM 10-QSB



                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934


For the quarter ended                         Commission File No.   0-16761
  March 31, 1999

                          HIGHLANDS BANKSHARES, INC.


           West Virginia                                      55-0650793
(State or Other Jurisdiction of                             (I.R.S. Employer
 Incorporation or Organization)                           Identification No.)


                                 P. O. Box 929
                       Petersburg, West Virginia  26847

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

                  Class                        Outstanding at March 31, 1999
Common Stock, par value - $5                                501,898 shares

                          HIGHLANDS BANKSHARES, INC.

                                     INDEX

                                                                       Page
PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Statements of Income - Three Months
         Ended March 31, 1999 and 1998                                   2

         Consolidated Balance Sheets - March 31, 1999 and
         December 31, 1998                                               3

         Consolidated Statements of Cash Flows - Three
         Months Ended March 31, 1999 and 1998                            4

         Consolidated Statements of Changes in Stockholders'
         Equity - Three Months Ended March 31, 1999 and 1998             5

         Notes to Consolidated Financial Statements                      6


Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                   8


PART II  OTHER INFORMATION                                              18

Item 1.  Legal Proceedings                                              18

Item 2.  Changes in Securities                                          18

Item 3.  Defaults upon Senior Securities                                18

Item 4.  Submission of Matters to a Vote of Security Holders            18

Item 5.  Other Information                                              18

Item 6.  Exhibit and Reports on Form 8K                                 18


         SIGNATURES                                                     20

Part I  Financial Information
Item 1. Financial Statements

                          HIGHLANDS BANKSHARES, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                           (In Thousands of Dollars)

                                                         Three Months Ended
                                                               March 31,
                                                          1999        1998
Interest Income
   Interest and fees on loans                           $  3,284    $ 3,157
   Interest on federal funds sold                            129         90
   Interest on time deposits                                  45         10
   Interest and dividends on investment securities
     Taxable                                                 448        529
     Nontaxable                                               42         44

   Total Interest Income                                   3,948      3,830

Interest Expense
   Interest on time deposits over $100,000                   372        351
   Interest on other deposits                              1,499      1,531
   Interest on borrowed money                                 35          3

   Total Interest Expense                                  1,906      1,885

Net Interest Income                                        2,042      1,945

Provision for Loan Losses                                     60         60

Net Interest Income After Loan Losses                      1,982      1,885

Noninterest Income
   Service charges                                            81         74
   Other                                                      81         90

   Total Noninterest Income                                  162        164

Noninterest Expense
   Salaries and employee benefits                            757        718
   Occupancy expense                                          67         67
   Equipment expense                                         109        110
   Data processing                                           111        110
   Other                                                     334        312

   Total Noninterest Expense                               1,378      1,317

Income Before Income Taxes                                   766        732

Provision for Income Taxes                                   261        235

Net Income                                              $    505    $   497

Per Share Data

   Net Income                                           $  1.01     $   .99

   Cash Dividends                                       $   .29     $   .27

Weighted Average Common Shares Outstanding              501,898     501,898


       The accompanying notes are an integral part of these statements.

                          HIGHLANDS BANKSHARES, INC.
                          CONSOLIDATED BALANCE SHEETS
                           (In Thousands of Dollars)

                                                      March 31,  December 31,
                                                        1999         1998
     ASSETS

Cash and due from banks - interest bearing            $  6,138    $  5,112
Time deposits in other banks                             3,673       3,432
Federal funds sold                                      12,857      12,374
Securities held to maturity (note 2)                     3,502       3,504
Securities available for sale (note 3)                  29,035      29,758
Other investments                                          731         731
Loans, net of unearned interest (note 5)               149,907     148,384
   Less allowance for loan losses (note 6)              (1,303)     (1,356)

   Net Loans                                           148,604     147,028

Bank premises and equipment                              4,714       4,760
Interest receivable                                      1,641       1,556
Deferred income tax benefits                               156         125
Other assets                                             2,599       2,601

   Total Assets                                       $213,650    $210,981

     LIABILITIES

Deposits:
   Noninterest bearing
     Demand deposits                                  $ 18,328    $ 22,043
   Interest bearing
     Money market and checking                          20,482      18,353
     Money market savings                               12,495      11,394
     Savings                                            21,658      20,849
     Time deposits over $100,000                        25,783      25,723
     All other time deposits                            87,616      86,225

   Total Deposits                                      186,362     184,587

Borrowed money                                           2,586       2,320
Accrued expenses and other liabilities                   1,578       1,228

   Total Liabilities                                   190,526     188,135

   STOCKHOLDERS' EQUITY

Common stock ($5 par value, 1,000,000 shares
   authorized, 546,764 shares issued)                    2,734       2,734
Surplus                                                  1,662       1,662
Retained earnings                                       19,683      19,324
Accumulated other comprehensive income                      38         119

                                                        24,117      23,839
Treasury stock (at cost, 44,866 shares
   in 1999 and 1998)                                      (993)       (993)

   Total Stockholders' Equity                           23,124      22,846

   Total Liabilities and Stockholders' Equity         $213,650    $210,981


       The accompanying notes are an integral part of these statements.

                          HIGHLANDS BANKSHARES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (In Thousands of Dollars)

                                                         Three Months Ended
                                                              March 31,
                                                          1999        1998
Cash Flows from Operating Activities:
   Net income                                           $    505    $   497
   Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depreciation                                           89         95
       Net amortization                                       48          1
       Provision for loan losses                              60         60
       Increase in interest receivable                       (85)       (12)
       (Increase) decrease in other assets                    18        (24)
       Increase in accrued expenses                          351        316

   Net Cash Provided by Operating Activities                 986        933

Cash Flows from Investing Activities:
   Proceeds from maturities of securities
     available for sale                                    3,672      1,964
   Proceeds from maturities of securities
     held to maturity                                                   146
   Purchase of securities available for sale              (3,124)      (684)
   Net change in time deposits in other banks               (241)       (37)
   Net change in loans                                    (1,636)    (3,687)
   Purchase of property and equipment                        (43)       (18)
   Net change in federal funds sold                         (483)       371
   Investment in insurance contracts                                 (2,085)

   Net Cash Consumed by Investing Activities              (1,855)    (4,030)

Cash Flows from Financing Activities:
   Net increase in deposits                                1,775      3,782
   Dividends paid in cash                                   (146)      (135)
   Other borrowed money                                      307         32
   Repayment of borrowed money                               (41)        (5)

   Net Cash Provided by Financing Activities               1,895      3,674

Net Increase in Cash and Cash Equivalents                  1,026        577

Cash and Cash Equivalents, Beginning of Period             5,112      3,246

Cash and Cash Equivalents, End of Period                $  6,138    $ 3,823

Supplemental Disclosures:
   Cash Paid For:
     Income taxes                                       $     18    $     2
     Interest                                              1,885      1,917


       The accompanying notes are an integral part of these statements.

                          HIGHLANDS BANKSHARES, INC.
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                           (In Thousands of Dollars)

                                                                         Accumulated
                                                                            Other
                                 Treasury   Common              Retained Comprehensive
                                  Stock      Stock    Surplus   Earnings  Income (Loss)  Total


Balances, December 31, 1997      $  (993)  $  2,734   $  1,662   $ 17,854   $    40    $ 21,297
   Comprehensive Income
   Net income                                                         497                   497
   Net change in unrealized
     depreciation on investment
     securities available for sale,
     net of taxes                                                      (4)                   (4)

   Total Comprehensive Income                                                               493
   Dividends paid                                                    (135)                 (135)

   Balances, March 31, 1998     $  (993)   $  2,734   $  1,662   $ 18,216   $    36    $ 21,655



                                                                         Accumulated
                                                                            Other
                              Treasury      Common             Retained  Comprehensive
                                Stock        Stock   Surplus   Earnings  Income (Loss)   Total




Balances, December 31, 1998    $  (993)    $  2,734  $  1,662   $ 19,324    $   119    $ 22,846
   Comprehensive Income
   Net income                                                        505                    505
   Net change in unrealized
     depreciation on investment
     securities available for sale,
     net of taxes                                                               (81)        (81)

   Total Comprehensive Income                                                               424
   Dividends paid                                                   (146)                  (146)

   Balances, March 31, 1999    $  (993)    $  2,734  $  1,662   $ 19,683    $    38    $ 23,124


       The accompanying notes are an integral part of these statements.

                          HIGHLANDS BANKSHARES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1    ACCOUNTING PRINCIPLES:

             The consolidated financial statements conform to generally accepted accounting principles and to general industry practices. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 1999, and the results of operations for the three month periods ended March 31, 1999 and 1998. The notes included herein should be read in conjunction with the notes to financial statements included in the 1998 annual report to stockholders of Highlands Bankshares, Inc.


NOTE 2    SECURITIES HELD TO MATURITY:

             The amortized cost and fair value of securities held to maturity as of March 31, 1999 and December 31, 1998, are as follows:

                                               1999                1998
                                         Carrying   Fair    Carrying    Fair
                                          Amount   Value     Amount    Value

          US Treasury securities and
            obligations of US Government
            corporations and agencies     $  516   $  522    $  517   $  523
          Obligations of states and
            political subdivisions         2,986    3,096     2,987     3,098

            Total                        $ 3,502  $ 3,618    $3,504   $ 3,621


NOTE 3    SECURITIES AVAILABLE FOR SALE:

             The amortized cost and fair value of securities available for sale as of March 31, 1999 and December 31, 1998 are as follows:

                                               1999                 1998
                                         Carrying    Fair     Carrying   Fair
                                          Amount    Value      Amount   Value

          US Treasury securities and
            obligations of US Government
            corporations and agencies     $ 27,594 $ 27,723  $ 28,179 $ 28,439
          Obligations of states and
            political subdivisions             255      261       255      262
          Other investments                  1,126    1,051     1,134    1,057

            Total                         $ 28,975 $ 29,035  $ 29,568 $ 29,758

                          HIGHLANDS BANKSHARES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 4    OTHER INVESTMENTS:

             Other investments totaling $731,000 include investments in the Federal Home Loan Bank and other governmental entities whose transferability is restricted.


NOTE 5    LOANS OUTSTANDING:

             A summary of loans outstanding as of March 31, 1999 and December 31, 1998, is as follows:

                                                        1999         1998

          Commercial                                  $ 30,402    $ 30,718
          Real estate - construction                     2,696       2,969
                      - mortgages                       84,884      83,446
          Consumer installment                          33,985      33,464

            Total                                      151,967     150,597
          Unearned interest                             (2,060)     (2,213)

            Net loans outstanding                     $149,907    $148,384


NOTE 6    ALLOWANCE FOR LOAN LOSSES:

             A summary of transactions in the allowance for loan losses for the three months ended March 31, 1999 and 1998, follows:

                                                        1999         1998

          Balance, beginning of period                $  1,356    $  1,370
          Provisions charged to operating expenses          60          60
          Loan recoveries                                   31          23
          Loan charge-offs                                (144)       (133)

            Balance, end of period                    $  1,303    $  1,320

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Overview

    The Company's net income was $505,000 in the first quarter of 1999, an increase of 1.61% compared to the first quarter of 1998. Earnings per share were $1.01 for the first quarter of 1999 compared to $.99 per share for the same quarter in 1998 (a 1.61% increase). The Company's annualized return on average equity was 8.79% in the first quarter of 1999 compared to 9.26% for the first quarter of 1998. Return on average assets was .95% for 1999 and 1.04% for 1998.

    The increase in earnings per share for the first quarter was due to moderate increases in net interest income. Growth in average earning assets (7.92%) and interest bearing liabilities (8.18%) within the last twelve months were responsible for the increase. Net interest income on a tax equivalent basis increased 4.87% due to increased volume of loans outstanding and a declining cost of funds for all deposits. The provision for loan losses was unchanged between years. Other noninterest expenses increased 4.63%, mainly the result of salary and benefit increases and year 2000 expenses.

Net Interest Income

    The Company's net interest income on a tax equivalent basis was 4.21% in the first quarter of 1999 compared to 4.34% for the first quarter of 1998. Commercial rates fell from 8.70% in 1998 to 8.40% in 1999 due to competition for loans in existing and expanding markets. The volume of mortgage and installment lending increased in 1999 due to a strong economy and declining rates. Rates on installment loans dropped twenty-one basis points and rates on real estate loans dropped thirty basis points. The overall decline of twenty-seven basis points in returns on loans outstanding was offset by declines in the rates paid on deposits and borrowed money (see below) and volume increases.

    In 1999, the Company saw an overall decline of thirty basis points in the yields on investment securities compared to 1998 results. The decline is reflective of lower rates on taxable investments and stems mainly from investments maturing at higher rates than reinvestment alternatives. Total investments in securities declined in the first quarter of 1999 as maturities were used to fund loan increases. Interest rates on federal funds sold and interest bearing deposits decreased ninety-five basis points as rates in the overall market declined within the last year. The increase in the average balance of federal funds outstanding reflects the increase in deposits, a flat yield curve and the Company's desire to increase liquidity.

    Interest rates paid on transaction and savings amounts declined a combined fifty-nine basis points due to lower rates paid by the local competition. The rate paid on these deposit accounts has traditionally been higher than larger institutions within the state although this disparity is decreasing. With market rates quite low on transaction accounts, customers have moved additional savings to instruments yielding higher rates, i.e. time deposits. The average balance in time deposits grew 6.60% in 1999 compared to 1998 and was a major source of funding for the loan growth discussed earlier. A twenty-one basis point drop in rates paid on time deposits between 1998 and 1999 reflects older certificates maturing and renewing at rates in line with current market conditions.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


Net Interest Income (Continued)

    Within 1998 and the first quarter of 1999, the Company has borrowed amounts from the FHLB at fixed rates of interest and loaned these monies to customers on a fixed rate basis. The Company anticipates continuing to use this approach as a mechanism to provide long-term financing to customers and limit market rate risk. Yields on this money increased thirty-six basis points due to a change in the level of average maturities.

    A complete yield analysis is shown as Table I on page 15.

Noninterest Income

    Noninterest income for 1999 was virtually unchanged from amounts for 1998. Increases in service charge income of 9.46% due to volume increases were offset by declines in insurance and other income as the result of higher than usual insurance claims.

Noninterest Expenses

    Overall noninterest expense increased 4.63% in 1999 as the result of personnel expense increases and year 2000 preparedness costs. Personnel expense increases were the result of a 2.53% increase in full time equivalent employees and a 2.93% increase in average wages. Expenses for occupancy, equipment and data processing were unchanged from 1998 to 1999. Other noninterest expense increased 7.05% due to costs associated with the year 2000 preparedness and costs of asset growth. The overall increase in nonoperating expense of 4.63% is consistent with prior periods and the growth in assets and deposits.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


Loan Portfolio (Continued)

    Loans outstanding increased $1,523,000 or 1.03% in the first quarter in 1999 compared to levels at December 31, 1998. A 1.72% rise in mortgage loans was primarily responsible for the increase. Modest gains in consumer lending and declines in commercial lending were also experienced. The loan to deposit ratio was 80.44% at March 31, 1999 compared to 80.39% at December 31, 1998. Loan demand is expected to remain satisfactory in the near future barring any credit tightening by the Federal Reserve.

Asset Quality and Risk Elements

    Nonperforming loans include nonaccrual loans, loans 90 days or more past due and restructured loans. Nonaccrual loans are loans on which interest accruals have been suspended or discontinued permanently. Restructured loans are loans on which the original interest rate or repayment terms have been changed due to financial hardship of the borrower. Nonaccrual loans totaled $35,000 at March 31, 1999 compared to $39,000 in nonaccrual loans at December 31, 1998.

    Real estate acquired through foreclosure was $95,000 at March 31, 1999 and December 31, 1998. All foreclosed property held at March 31, 1999 was in the Company's primary service area. The Company's practice is to value real estate acquired through foreclosure at the lower of (i) an independent current appraisal or market analysis less anticipated costs of disposal, or (ii) the existing loan balance. The Company is actively marketing all foreclosed real estate and does not anticipate material write-downs in value before disposition.

    An inherent risk in the lending of money is that the borrower will not be able to repay the loan under the terms of the original agreement. The allowance for loan losses (see subsequent section) provides for this risk and is reviewed periodically for adequacy. This review also considers concentrations of loans in terms of geography, business type or level of risk. While lending is geographically diversified within the service area, the Company does have some concentration of loans in the area of agriculture (primarily poultry farming), timber and related industries. Management recognizes these concentrations and considers them when structuring its loan portfolio. As of March 31, 1999, management is not aware of any significant potential problem loans in which the debtor is currently meeting their obligations as stated in the loan agreement but which may change in future periods.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


Allowance for Loan Losses

     Management evaluates the loan portfolio in light of national and local economic conditions, changes in the nature of the portfolio and industry standards. The Company's loan classification system, which rates existing loans, provides the basis for adjusting the allowance for loan losses. Management reviews these classification totals, along with internally generated loan review reports, past due reports, historical loan loss experience and individual borrower's financial health to determine the necessary amount to be provided in the allowance for loan losses. Management evaluates nonperforming loans relative to their collateral value and makes the appropriate adjustments to the allowance when needed.

     The provision for credit losses and changes in the allowance for credit losses are shown below (in thousands of dollars).

                                                           Quarter Ended
                                                             March 31,
                                                           1999     1998

    Balance, beginning of period                         $ 1,356  $ 1,370
    Net charge-offs (recoveries)
      Charge-offs                                           (144)    (133)
      Recoveries                                              31       23

    Total net charge-offs *                                 (113)    (110)
    Provision for credit losses                               60       60

      Balance, End of Period                             $ 1,303  $ 1,320

   * Components of net charge-offs:
      Commercial                                             (72)    (103)
      Installment                                            (41)      (7)

      Total                                              $  (113) $  (110)

    The allowance for credit losses of $1,303,000 at March 31, 1999, was down $53,000 from its level at December 31, 1998. The decline was due to a couple of large credit losses charged to the reserve in the first quarter of 1999. The allowance was equal to .87% and .91% of total loans outstanding at March 31, 1999 and December 31, 1998, respectively. The Company believes that its allowance must be viewed in its entirety and, therefore, is available for potential credit losses in its entire portfolio, including loans, credit-related commitments and other financial instruments. In the opinion of management, the allowance, when taken as a whole, is adequate to absorb reasonably estimated credit losses inherent in the Company's portfolio.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


Securities

     The Company's securities portfolio serves several purposes. Portions of the portfolio secure certain public and trust deposits while the remaining portions are held as investments or used to assist the Company in liquidity and asset liability management. Total securities and other investments at March 31, 1999 were $33,268,000 compared to $33,993,000 at December 31, 1998. Total securities and other investments as a percentage of total assets were 15.57% at March 31, 1999 compared to 16.11% at December 31, 1998. The decline in securities is due to a lack of good investment opportunities and adequate loan demand.

     The securities portfolio consists of three components, specifically, securities held to maturity, securities available for sale and other investments. Securities are classified as held to maturity when management has the intent and the Company has the ability at the time of purchase to hold the securities to maturity. Held to maturity securities are carried at cost, adjusted for amortization of premiums and accretion of discounts. Securities to be held for indefinite periods of time are classified as available for sale and accounted for at market value. Securities available for sale include securities that may be sold in response to changes in market interest rates, changes in the security's prepayment risk, increases in loan demand, general liquidity needs and other similar factors. Other investments consist of investments in insurance products which are designed to provide a rate of return similar to one year Treasury obligations. These products may provide additional employee benefits based on their annualized performance. Other investments also include restricted securities whose ownership is required to participate in certain governmental programs. The Company's recent purchases of all securities have generally been limited to securities of high credit quality with short to medium term maturities. Changes in the market values of securities available for sale are reflected as changes in stockholders' equity, net of the deferred tax effect. As of March 31, 1999, the cost of the securities available for sale exceeded their market value by $60,000 ($38,000 after tax considerations).

Deposits

     The Company's main source of funds is customer deposits received from individuals, governmental entities, and businesses located within the Company's service area. Deposit accounts include demand deposits, savings, money market and certificates of deposit.

     Total deposits increased .96% between December 31, 1998 and March 31, 1999. The cost of funds for the first quarter of 1999 was 4.58% compared to 4.90% for the same quarter in 1998. With the exception of other borrowed money, the cost of all types of liabilities declined within the period. The majority of the Company's deposits are time deposits which are attractive to persons seeking high yields on their deposits but without the need for liquidity. The Company has not actively pursued deposits in excess of $100,000 due to the volatile nature of these relationships.

Capital

     The Company seeks to maintain a strong capital base to expand facilities, promote public confidence, support current operations and grow at a manageable level. As of March 31, 1999, the Company's total risk based capital ratio was 18.21% which is far above the regulatory minimum of 8.0%. The ratio of total capital to total assets was 10.83% at March 31, 1999 which is in line with the Company's peers.

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

     At March 31, 1999 the Company had a negative gap position through the first twelve months. This liability sensitive position typically produces an unfavorable contribution to earnings during a period of increasing rates. With the largest amount of interest sensitive assets and liabilities repricing within three years, the Company monitors these areas very closely. Early withdrawal of deposits, prepayments of loans and loan delinquencies are some of the factors that could affect actual versus expected cash flows. In addition, changes in rates on interest sensitive assets and liabilities may not be equal, which could result in a change in net interest margin. While the Company does not match each of its interest sensitive assets against specific interest sensitive liabilities, it does review its positions regularly and takes actions to reposition itself when necessary.

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


Effects of Inflation (Continued)

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

     As of March 31, 1999, the Company has incurred $430,000 in services and equipment costs in its efforts to become year 2000 compliant. Most of these expenditures include amounts for normal and scheduled equipment upgrades. The Company has budgeted $650,000 in total expenditures through December 31, 1999 for its compliance effort. Roughly 60 to 70% of this amount will be for equipment replacements and upgrades. Some of the costs of the year 2000 project include the cost of Company personnel who will spend significant time on the project. The Company does not anticipate that these costs, when aggregated, will have a materially negative impact on the Company operations in any one period.

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


Year 2000 Readiness Disclosure (Continued)

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

TABLE 1

                          HIGHLANDS BANKSHARES, INC.
                         NET INTEREST MARGIN ANALYSIS
                         (Dollar Amounts in Thousands)


                           Three Months Ended          Three Months Ended
                             March 31, 1999              March 31, 1998

                       Average    Income/            Average    Income/
                       Balance 2  Expense   Rates    Balance 2  Expense  Rates


Interest Income
   Loans
     Commercial         $ 29,989  $   630    8.40%   $ 31,043   $  675    8.70%
     Consumer             31,614      859   10.87      29,097      806   11.08
     Real estate          86,896    1,795    8.26      78,281    1,676    8.56

   Total Loans           148,499    3,284    8.85     138,421    3,157    9.12

   Federal funds sold     11,557      129    4.46       6,429       90    5.60
   Interest bearing
     deposits              3,649       45    4.93         819       10    4.88
   Investments
     Taxable              29,226      448    6.13      32,758      529    6.46
     Tax exempt 1          3,242       67    8.27       3,348       70    8.36

   Total Earning
     Assets 1            196,173    3,973    8.10     181,775    3,856    8.49

Interest Expense
   Demand deposits       3 0,135      181    2.40      28,161      201    2.85
   Savings                20,744      138    2.66      19,464      168    3.45
   Time deposits         112,960    1,552    5.50     105,967    1,513    5.71
   Other borrowed money    2,576       35    5.43         237        3    5.06

   Total Interest
     Bearing
       Liabilities     $ 166,415    1,906    4.58    $153,829    1,885    4.90

   Net Interest Margin            $ 2,067                       $1,971

   Net Yield on Interest Earning Assets 1    4.21%                        4.34%


   1 Yields are on a taxable equivalent basis.
   2 Includes loans in nonaccrual status.

TABLE II


                          HIGHLANDS BANKSHARES, INC.
                      INTEREST RATE SENSITIVITY ANALYSIS
                                MARCH 31, 1999
                           (In Thousands of Dollars)



                                                             More than
                                                              5 Years
                           1 - 90  91 - 365  1 to 3   3 to 5 or Without
                            Days     Days     Years    Years  Maturity   Total
EARNINGS ASSETS

   Loans                   $21,681  $62,136  $40,961  $13,670  $11,459 $149,907
   Fed funds sold           12,857                                       12,857
   Securities                4,674    9,616   13,415    1,235    4,328   33,268
   Interest bearing time
     deposits                2,073      600    1,000                      3,673

   Total                    41,285   72,352   55,376   14,905   15,787
199,705



INTEREST BEARING LIABILITIES

   Transaction accounts     20,482                                       20,482
   Money market savings     12,495                                       12,495
   Savings accounts         21,658                                       21,658
   Time deposits more
     than $100,000           4,909   12,632    4,339    3,903            25,783
   Time deposits less
     than $100,000          13,435   45,201   24,680    4,200      100   87,616
   Other borrowed money         42      129      371      404    1,640    2,586

   Total                    73,021   57,962   29,390    8,507    1,740  170,620


Rate sensitivity GAP       (31,736)  14,390   25,986    6,398   14,047   29,085

Cumulative GAP             (31,736) (17,346)   8,640   15,038   29,085

Ratio of cummulative
  interest sensitive
  assets to cummulative
  interest sensitive
  liabilities                56.54%   86.76%  105.39%  108.90%  117.05%


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

                                               27     Financial Data Schedule
                                                      attached.

                                          (b)  Reports on Form 8-K filed during
                                               the three months ended March 31,
                                               1999

                                               None

                                 EXHIBIT INDEX



Exhibit
 Index                                                            Page Number

  27       Financial Data Schedule for the quarter ending
           March 31, 1999                                             21

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



Date  May 14, 1999