Form 10QSB
period 1999-06-30
HIGHLANDS BANKSHARES INC /WV/
filed 1999-08-16
CIK 756862

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                  FORM 10-QSB



                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

For Quarter Ended                             Commission File No.   0-16761
 June 30, 1999

                          HIGHLANDS BANKSHARES, INC.


           West Virginia                                       55-0650793
(State or Other Jurisdiction of                             (I.R.S. Employer
 Incorporation or Organization)                           Identification No.)

                                 P.O. Box 929
                       Petersburg, West Virginia  26847

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

                Class                            Outstanding at June 30, 1999
Common Stock, par value - $5                               501,898 shares



                         HIGHLANDS BANKSHARES, INC.
                         HIGHLANDS BANKSHARES, INC.


                                     INDEX


                                                                        Page

PART I   FINANCIAL INFORMATION                                            2

Item 1.  Financial Statements

         Consolidated Statements of Income - Six Months
         Ended June 30, 1999 and 1998                                     2

         Consolidated Statements of Income - Three Months
         Ended June 30, 1999 and 1998                                     3

         Consolidated Balance Sheets - June 30, 1999 and
         December 31, 1998                                                4

         Consolidated Statements of Changes in Stockholders'
         Equity - Six Months Ended June 30, 1999 and 1998                 5

         Consolidated Statements of Cash Flows - Six Months
         Ended June 30, 1999 and 1998                                     6

         Notes to Consolidated Financial Statements                       7

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                    9


PART II  OTHER INFORMATION                                               20

Item 1.  Legal Proceedings                                               20

Item 2.  Changes in Securities                                           20

Item 3.  Defaults upon Senior Securities                                 20

Item 4.  Submission of Matters to a Vote of Security Holders             20

Item 5.  Other Information                                               20

Item 6.  Exhibits and Reports on Form 8K                                 20


         SIGNATURES                                                      22

Part I  Financial Information
Item 1  Financial Statements

                          HIGHLANDS BANKSHARES, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                           (In Thousands of Dollars)

                                                          Six Months Ended
                                                              June 30,
                                                          1999        1998
Interest Income
   Interest and fees on loans                           $  6,625    $ 6,417
   Interest on federal funds sold                            269        195
   Interest on time deposits                                 110         17
   Interest and dividends on investment securities
     Taxable                                                 904      1,041
     Nontaxable                                               86         87

   Total Interest Income                                   7,994      7,757

Interest Expense
   Interest on time deposits over $100,000                   740        707
   Interest on other deposits                              3,026      3,097
   Interest on borrowed money                                 68         12

   Total Interest Expense                                  3,834      3,816

Net Interest Income                                        4,160      3,941

Provision for Loan Losses                                    135        120

Net Interest Income After Provision for Loan Losses        4,025      3,821

Noninterest Income
   Service charges                                           171        161
   Other                                                     201        145
   Gain (loss) on security transactions                        3         (3)

   Total Noninterest Income                                  375        303

Noninterest Expense
   Salaries and employee benefits                          1,539      1,456
   Occupancy expense                                         137        128
   Equipment expense                                         215        220
   Data processing                                           221        227
   Other                                                     691        625

Total Noninterest Expense                                  2,803      2,656

Income Before Income Taxes                                 1,597      1,468

Provision for Income Taxes                                   556        506

Net Income                                              $  1,041   $    962

Per Share Data

   Net Income                                           $   2.07   $   1.92

   Cash Dividends                                       $    .58   $    .54

Weighted Average Common Shares Outstanding               501,898    501,898

       The accompanying notes are an integral part of these statements.

                          HIGHLANDS BANKSHARES, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
              (In Thousands of Dollars Except Per Share Amounts)

                                                         Three Months Ended
                                                              June 30,
                                                          1999        1998
Interest Income
   Interest and fees on loans                           $  3,341    $ 3,260
   Interest on federal funds sold                            140        105
   Interest on time deposits                                  65          7
   Interest and dividends on investment securities
     Taxable                                                 456        512
     Nontaxable                                               44         43

   Total Interest Income                                   4,046      3,927

Interest Expense
   Interest on time deposits over $100,000                   368        356
   Interest on other deposits                              1,527      1,566
   Interest on borrowed money                                 33          9

   Total Interest Expense                                  1,928      1,931

Net Interest Income                                        2,118      1,996

Provision for Loan Losses                                     75         60

Net Interest Income After Provision for Loan Losses        2,043      1,936

Noninterest Income
   Service charges                                            90         87
   Other income                                              120         55
   Investment security gains (losses)                          3         (3)

   Total Noninterest Income                                  213        139

Noninterest Expense
   Salaries and employee benefits                            782        738
   Occupancy expense                                          70         61
   Equipment expense                                         106        110
   Data processing expense                                   110        117
   Other                                                     357        313

   Total Noninterest Expense                               1,425      1,339

Income Before Income Taxes                                   831        736

Provision for Income Taxes                                   295        271

Net Income                                              $    536   $    465

Per Share Data

   Net Income                                           $   1.07   $    .93

   Cash Dividends                                       $    .29   $    .27

Weighted Average Common Shares Outstanding               501,898    501,898

       The accompanying notes are an integral part of these statements.

                          HIGHLANDS BANKSHARES, INC.
                          CONSOLIDATED BALANCE SHEETS
                           (In Thousands of Dollars)

                                                      June 30,   December 31,
                                                        1999         1998
     ASSETS

Cash and due from banks - noninterest bearing         $  4,284    $  5,112
Time deposits in other banks                             5,117       3,432
Federal funds sold                                       7,944      12,374
Securities held to maturity (note 2)                     3,456       3,504
Securities available for sale (note 3)                  31,067      29,758
Other investments                                          746         731
Loans, net of unearned interest (note 4)               153,725     148,384
   Less allowance for loan losses (note 5)              (1,326)     (1,356)

   Net Loans                                           152,399     147,028

Bank premises and equipment                              5,178       4,760
Interest receivable                                      1,686       1,556
Investment in insurance contracts                        4,573       2,122
Deferred income tax benefits                               277         125
Other assets                                               474         479

   Total Assets                                       $217,201    $210,981

     LIABILITIES

Deposits:
   Noninterest bearing
     Demand deposits                                  $ 19,583    $ 22,043
   Interest bearing
     Money market and checking                          19,497      18,353
     Money market savings                               14,641      11,394
     Savings                                            22,409      20,849
     Time deposits over $100,000                        26,142      25,723
     All other time deposits                            87,742      86,225

   Total Deposits                                      190,014     184,587

Borrowed money                                           2,544       2,320
Accrued expenses and other liabilities                   1,305       1,228

   Total Liabilities                                   193,863     188,135

   STOCKHOLDERS' EQUITY

Common stock ($5 par value, 1,000,000 shares
   authorized, 546,764 shares issued)                    2,734       2,734
Surplus                                                  1,662       1,662
Retained earnings                                       20,075      19,324
Accumulated other comprehensive income (loss)             (140)        119


                                                        24,331      23,839
Treasury stock (at cost, 44,866 shares in
   1999 and 1998)                                         (993)       (993)

   Total Stockholders' Equity                           23,338      22,846

   Total Liabilities and Stockholders' Equity         $217,201    $210,981

       The accompanying notes are an integral part of these statements.

                          HIGHLANDS BANKSHARES, INC.
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                           (In Thousands of Dollars)



                                                                               Accumulated
                                                                                  Other
                                      Common              Treasury   Retained Comprehensive
                                       Stock    Surplus     Stock    Earnings  Income(Loss) Total

Balance, December 31, 1998             $2,734   $ 1,662   $  (993)   $ 19,324    $  119    $22,846
   Comprehensive Income
   Net Income                                                           1,041                1,041
   Net change in unrealized
     depreciation on investment
     securities available for sale,
     net of taxes                                                                  (259)      (259)

   Total Comprehensive Income                                           1,041      (259)       782
   Dividends paid                                                        (290)                (290)

   Balances, June 30, 1999             $2,734   $ 1,662   $  (993)   $ 20,075     $(140)   $23,338


                                                                               Accumulated
                                                                                 Other
                                       Common              Treasury  Retained Comprehensive
                                        Stock   Surplus     Stock    Earnings Income (Loss) Total

Balance, December 31, 1997             $2,734  $ 1,662     $  (993)  $ 17,854     $  40    $21,297
   Comprehensive Income
   Net Income                                                             962                  962
   Net change in unrealized
     depreciation on investment
     securities available for sale,
     net of taxes                                                                    (2)        (2)

   Total Comprehensive Income                                             962        (2)       960
   Dividends paid                                                        (271)                (271)

   Balances, June 30, 1998             $2,734  $ 1,662    $  (993)   $ 18,545     $  38    $21,986


       The accompanying notes are an integral part of these statements.

                          HIGHLANDS BANKSHARES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (In Thousands of Dollars)

                                                            Six Months Ended
                                                              June 30,
                                                          1999        1998
Cash Flows from Operating Activities:
   Net income                                           $  1,041    $   962
   Adjustments to reconcile net income to net
     cash provided by operating activities:
       (Gain) loss on securities transactions                 (3)         3
       Depreciation                                          178        184
       Net securities amortization (accretion)                92         (1)
       Provision for loan losses                             135        120
       Income from insurance investments                     (53)       (31)
       Increase in interest receivable                      (130)       (77)
       Decrease in other assets                                5        115
       Increase in accrued expenses                           77         85

   Net Cash Provided by Operating Activities               1,342      1,360

Cash Flows from Investing Activities:
   Net change in federal funds sold                        4,430         35
   Proceeds from maturities of securities
      available for sale                                   7,034      5,061
   Proceeds from maturities of securities
      held to maturity                                        50        819
   Purchase of other investments                             (15)       (16)
   Net change in time deposits in other banks             (1,685)       (21)
   Purchase of securities available for sale              (8,846)    (4,352)
   Net change in loans                                    (5,506)    (5,898)
   Purchase of property and equipment                       (596)       (33)
   Investment in insurance contracts                      (2,397)    (2,101)

   Net Cash Consumed by Investing Activities              (7,531)    (6,506)

Cash Flows from Financing Activities:
   Net increase in deposits                                5,427      6,373
   Dividends paid in cash                                   (290)      (271)
   Repayment of other borrowed money                         (83)
   Other borrowed money                                      307        517

   Net Cash Provided by Financing Activities               5,361      6,619

Net Increase (Decrease) in Cash and Cash Equivalents        (828)     1,473

Cash and Cash Equivalents, Beginning of Period             5,112      3,246

Cash and Cash Equivalents, End of Period                $  4,284    $ 4,719

Supplemental Disclosures:
   Cash Paid For:
     Income taxes                                       $    622    $   454
     Interest                                              3,834      3,836


       The accompanying notes are an integral part of these statements.

                          HIGHLANDS BANKSHARES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1    ACCOUNTING PRINCIPLES:

             The consolidated financial statements conform to generally accepted accounting principles and to general industry practices. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 1999, and the results of operations for the six month periods ended June 30, 1999 and 1998. The notes included herein should be read in conjunction with the notes to financial statements included in the 1998 annual report to stockholders of Highlands Bankshares, Inc.

             The Company does not expect the anticipated adoption of any newly issued accounting standards to have a material impact on future operations or financial position.


NOTE 2    SECURITIES HELD TO MATURITY:

             The amortized cost and fair value of securities held to maturity as of June 30, 1999 and December 31, 1998, are as follows:

                                                1999               1998
                                        Amortized    Fair   Amortized    Fair
                                          Cost      Value     Cost      Value

          US Treasury securities and
            obligations of US Government
            corporations and agencies     $   468   $  472    $  517    $  523
          Obligations of states and
            political subdivisions          2,988    3,024     2,987     3,098

            Total                         $ 3,456   $3,496    $3,504    $3,621


NOTE 3    SECURITIES AVAILABLE FOR SALE:

             The amortized cost and fair value of securities available for sale as of June 30, 1999 and December 31, 1998, are as follows:

                                                1999                 1998
                                         Amortized  Fair      Amortized   Fair
                                            Cost    Value       Cost     Value

          US Treasury securities and
            obligations of US Government
            corporations and agencies     $29,909   $29,785    $28,179  $28,439
          Obligations of states and
            political subdivisions            255       250        255      262
          Other investments                 1,125     1,032      1,134    1,057

            Total                         $31,289   $31,067    $29,568  $29,758

                          HIGHLANDS BANKSHARES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4    LOANS OUTSTANDING:

             A summary of loans outstanding as of June 30, 1999 and December 31, 1998, is as follows:

                                                        1999         1998

          Commercial                                  $ 29,937    $ 30,718
          Real estate - construction                     2,560       2,969
                   - mortgages                          87,027      83,446
          Consumer installment                          36,113      33,464

            Total                                      155,637     150,597
          Unearned interest                             (1,912)     (2,213)

            Net loans outstanding                     $153,725    $148,384


NOTE 5    ALLOWANCE FOR LOAN LOSSES:

             A summary of transactions in the allowance for loan losses for the six months ended June 30, 1999 and 1998, follows:

                                                        1999         1998

          Balance, beginning of period                $  1,356    $  1,370
          Provisions charged to operating expenses         135         120
          Loan recoveries                                   50          38
          Loan charge-offs                                (215)       (170)

            Balance, end of period                    $  1,326    $  1,358


NOTE 6    INVESTMENT IN INSURANCE CONTRACTS:

             Investment in insurance contracts consist of single premium insurance contracts which have the dual purposes of providing a rate of return to the Company which approximately equals the rate of return on one year Treasury obligations and providing life insurance and retirement benefits to employees. The carrying value of these investments is $4,573,000 at June 30, 1999.

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations


Overview

    Year to Date Operations

    The Company's six month income of $1,041,000 was an increase of $79,000 over 1998 amounts and represents an 8.21% increase in net income and earnings per share compared to 1998 operations. Earnings represented an annualized return on equity of 9.02% for the first six months of 1999 compared to 8.89% for the same period in 1998. The annualized return on average assets was .97% in the first six months of 1999 compared with .99% in the first six months of 1998.

    The tax equivalent net interest income increased by $219,000 in 1999 as the result of an increased level of income earning assets. Returns on loans declined thirty basis points, yields on fed funds and cash equivalents fell 75 basis points and yields on investments declined by 29 basis points. A decline of 41 basis points in the overall cost of funds was the result of lowers costs on all types of deposits. The net interest margin was 4.24% for the first six months of 1999 compared to 4.34% for the same period in 1998.

    Noninterest income increased 23.76% in 1999 compared to 1998 due mainly to an increase in income from insurance operations and returns earned on investments in insurance contracts. Noninterest expenses increased 5.53% in 1999 due to average earning asset growth of 8.15% and costs relating to the year 2000 readiness and compliance.

    Quarter Ending June 30 Operations

    Overall net income and earnings per share for the quarter ending June 30, 1999 increased 15.27% when compared to 1998 operations. Increases in the net interest margin and noninterest income far exceeded increases in operating expenses during the period.

Net Interest Income

    Year to Date Operations

    The Company's net interest margin on a tax equivalent basis was $4,211,000 in the first six months of 1999 compared to $3,992,000 for 1998. The 5.49% increase was due to a decline in the costs of deposits that equaled the decline in the yields on assets and an 8.15% increase in average earning assets. Average loans outstanding grew by 6.69% from 1998 to 1999. This growth reflects good local economic conditions, moderate interest rates and expanded banking facilities. The overall costs of funds reflects the high level of competition for deposits in the Company's service areas which have traditionally paid higher rates on deposits than larger statewide financial institutions. The deposit increase represents growth in all types of accounts and has been obtained from customers in the immediate service areas.

    Loans outstanding at June 30, 1999 increased 7.60% over amounts at June 30, 1998 and 7.20% on annualized basis since December 31, 1998. The increase in loans has been the result of opening branches in new market areas and a concerted effort to increase lending in existing markets. Loan growth has been funded primarily by deposit growth with a slight decline in the level of security investments as compared with prior years. The 3.72% increase in the tax equivalent net interest margin for the second quarter of 1999 over the first quarter of 1999 is the result of growth in earning assets. Barring any dramatic increases in interest rates by the Federal Reserve Bank, the Company anticipates its net interest margin remaining stable or increasing slightly as rates paid on deposits are expected to decline slightly over the next twelve months and returns on and the levels of earning assets are expected to remain stable during this period.

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


Net Interest Income (Continued)

    Quarter Ending June 30 Operations

    The Company's net interest income on a tax equivalent basis of $2,144,000 was 4.26% of average earning assets for the quarter ending June 30, 1999 compared to net interest income of $2,021,000 (4.35% of average earning assets) for the same period in 1998. Increased income from loans was the result of increases in volume as the level of average loans outstanding rose in the period and market rates declined slightly. Yields on investment securities and short term investments declined rather significantly from 1998 operations. Helping improve the net interest margin was a decrease in rates paid on interest bearing liabilities from 4.88% in 1998 to 4.39% in 1999. The decline was the result of declining costs on all types of deposit accounts. The Company expects future deposit rates to remain stable or decline slightly in the second half of 1999 as local rates move closer to those of state and national competition.

    A complete yield analysis is shown as Table I on page 18.

Noninterest Income

    Year to Date Operations

    Noninterest income for the period ending June 30, 1999 increased 23.76% from amounts at June 30, 1998. An increase in insurance income of $37,000 was the result of a decline in the amount of claims in 1999. Income from investments in insurance contracts entered into in 1998 and early 1999 increased by $22,000 in 1999 compared to 1998 operations. All other noninterest income increased 5.10% in the first six months of 1999 as the result of asset growth and small changes in the gain (loss) on security transactions.

    Quarter Ending June 30 Operations

    Noninterest interest income for the quarter ending June 30, 1999 increased 53.24% as the result of items discussed in the preceding paragraph.

Noninterest Expenses

    Year to Date Operations

    Overall, noninterest expense increased 5.53% in the first six months of 1999 when compared to the same period in 1998. Personnel expenses increased 5.70% as the result of inflation and staffing changes. Occupancy and equipment expenses increased 1.15% as the result of slightly higher depreciation on recent acquisitions. Data processing expenses declined by 2.64% as a result of changes in the data processing contract. Other noninterest expenses increased by 10.56% due to asset growth and expenses relating to Y2K readiness. The overall increase in noninterest expenses of 5.53% is lower than the increase in assets and is in line with management's expectations.

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


Noninterest Expenses (Continued)


    Quarter Ending June 30 Operations

    Overall, noninterest expenses increased 6.42% for the quarter ending June 30, 1999 compared to the quarter ending June 30, 1998. The reasons for the quarterly increase are the same as for the year-to-date increases and the percentage increases for the quarters are relatively the same as the year-to-date increases.

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

    Loans outstanding increased $5,341,000 or 3.60% in the first six months in 1999. The bulk of this increase was in real estate mortgage loans and consumer installment loans. The loan to deposit ratio was 80.90% at June 30, 1999 compared to 80.39% at December 31, 1998. Management believes this level of lending activity is satisfactory to generate adequate earnings without undue credit risk. Loan demand is expected to remain satisfactory in the near future with any growth a function of local and national economic conditions.

Asset Quality

    Nonperforming loans include nonaccrual loans, loans 90 days or more past due and restructured loans. Nonaccrual loans are loans on which interest accruals have been suspended or discontinued permanently. Restructured loans are loans on which the original interest rate or repayment terms have been changed due to financial hardship of the borrower. The Company had no material restructured loans at June 30, 1999, March 31, 1999 or December 31, 1998.

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


Asset Quality (Continued)

    Real estate acquired through foreclosure was $54,000 at June 30, 1999 compared to $95,000 at December 31, 1998. All foreclosed property held at June 30, 1999 was in the Company's primary service area. The Company's practice is to value real estate acquired through foreclosure at the lower of (i) an independent current appraisal or market analysis less anticipated costs of disposal, or (ii) the existing loan balance. The Company is actively marketing all foreclosed real estate and does not anticipate material write-downs in value before disposition.

    An inherent risk in the lending of money is that the borrower will not be able to repay the loan under the terms of the original agreement. The allowance for loan losses (see subsequent section) provides for this risk and is reviewed periodically for adequacy. This review also considers concentrations of loans in terms of geography, business type or level of risk. While lending is geographically diversified within the service area, the Company does have some concentration of loans in the area of agriculture (primarily poultry farming), timber and related industries. Management recognizes these concentrations and considers them when structuring its loan portfolio. As of June 30, 1999, management is not aware of any significant potential problem loans in which the debtor is currently meeting their obligations as stated in the loan agreement but which may change in future periods.

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

    The provision for credit losses and changes in the allowance for credit losses are shown below (in thousands of dollars).

                                        Quarter Ended      Six Months Ended
                                          June 30,            June 30,
    Allowance for credit losses        1999     1998      1999       1998

    Balance, beginning of period     $ 1,303  $ 1,320    $ 1,356  $ 1,370
    Net charge-offs (recoveries)
      Charge-offs                         71       37        215      170
      Recoveries                         (19)     (15)       (50)     (38)

    Total net charge-offs *               52       22        165      132
    Provision for credit losses           75       60        135      120

      Balance, End of Period         $ 1,326  $ 1,358    $ 1,326  $ 1,358

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Allowance for Loan Losses (Continued)


                                       Quarter Ended     Six Months Ended
                                         June 30,            June 30,
                                       1999    1998       1999     1998
   * Components of net charge-offs:
      Commercial                       $  3    $  2       $ 75     $105
      Installment                        49      20         90       27

      Total                            $ 52    $ 22       $165     $132


    The allowance for credit losses of $1,326,000 at June 30, 1999, was up $23,000 from its level at March 31, 1999, and down $30,000 from December 31, 1998 levels. The allowance was equal to .86%, .87% and .91% of total loans at June 30, 1999, March 31, 1999 and December 31, 1998, respectively. The Company believes that its allowance must be viewed in its entirety and, therefore, is available for potential credit losses in its entire portfolio, including loans, credit-related commitments and other financial instruments. In the opinion of management, the allowance, when taken as a whole, is adequate to absorb reasonably estimated credit losses inherent in the Company's portfolio.

Securities

     The Company's securities portfolio serves numerous purposes. Portions of the portfolio may secure certain public and trust deposits. The remaining portions are held as investments or used to assist the Company in liquidity and asset/liability management. Total securities at June 30, 1999 were $35,269,000 compared to $33,993,000 at December 31, 1998. Securities as a percentage of total assets were 16.24% at June 30, 1999 compared to 16.11% at December 31, 1998. The level of securities relative to total assets has remained steady throughout 1999.

     The securities portfolio consists of three components, specifically, securities held to maturity, securities available for sale and other investments. Securities are classified as held to maturity when management has the intent and the Company has the ability at the time of purchase to hold the securities to maturity. Held to maturity securities are carried at cost, adjusted for amortization of premiums and accretion of discounts. Securities to be held for indefinite periods of time are classified as available for sale and accounted for at market value. Securities available for sale include securities that may be sold in response to changes in market interest rates, changes in the security's prepayment risk, increases in loan demand, general liquidity needs and other similar factors. Other investments consist of investments in insurance products which are designed to provide a rate of return similar to one year Treasury obligations. These products may provide additional employee benefits based on their annualized performance. Other investments also include restricted securities whose ownership is required to participate in certain governmental programs. The Company's recent purchases of all securities have generally been limited to securities of high credit quality with short to medium term maturities. Changes in the market values of securities available for sale are reflected as changes in stockholders' equity, net of the deferred tax effect. As of June 30, 1999, the cost of the securities available for sale exceeded their market value by $222,000 ($140,000 after tax considerations).

Deposits

     The Company's main source of funds remains deposits received from individuals, governmental entities and businesses located within the Company's service area. Deposit accounts include demand deposits, savings, money market and certificates of deposit.

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


Deposits (Continued)


     Total deposits increased 2.94% between December 31, 1998 and June 30, 1999, in all deposit areas except noninterest bearing accounts. The cost of funds for the first six months of 1999 was 4.48% compared to 4.89% for the same period in 1998. The yields on all deposits declined within the period. The majority of the Company's deposits are time deposits which are attractive to persons seeking high yields on their deposits but without the need for liquidity. The Company has not actively pursued deposits in excess of $100,000 due to the volatile nature of these relationships and saw only moderate increases in these deposits in the first half of 1999.

Capital

     The Company seeks to maintain a strong capital base to expand facilities, promote public confidence, support current operations and grow at a manageable level. As of June 30, 1999, the Company's total risk based capital ratio was 17.71% which is far above the regulatory minimum of 8.0%. The ratio of total capital to total assets was 10.74% at June 30, 1999.

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

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


Interest Rate Sensitivity (Continued)

     At June 30, 1999 the Company had a negative gap position. This liability sensitive position typically produces an unfavorable contribution to earnings during a period of increasing rates. With the largest amount of interest sensitive assets and liabilities repricing within three years, the Company monitors these areas very closely. Early withdrawal of deposits, prepayments of loans and loan delinquencies are some of the factors that could affect actual versus expected cash flows. In addition, changes in rates on interest sensitive assets and liabilities may not be equal, which could result in a change in net interest margin. While the Company does not match each of its interest sensitive assets against specific interest sensitive liabilities, it does review its positions regularly and takes actions to reposition itself when necessary.

Disclosure of Year 2000 Issues

     The following statements are being designated as Year 2000 Readiness Disclosures under the Year 2000 Information and Readiness Disclosure Act, enacted by the 105th Congress on October 19, 1998.

     Each of the subsidiary banks and the insurance company have appointed a group of individuals from within the Organization to identify critical areas for Year 2000 compliance and to determine if that area will be Year 2000 compliant. Critical compliance areas include third party data processing, wire transfers, internal computer readiness, transaction processing, security, liquidity planning and correspondent banking. The Company has ascertained its compliance internally through the help of computer and data processing consultants and through the upgrade of computer and information processing hardware. Noncompliant items and systems have been identified. Remediation and testing have progressed according to plan. Testing of substantially all mission critical systems was completed by June 30, 1999. Certain enhancements to systems will be installed and tested during the third quarter of 1999. Continuing discussions with third party vendors who perform dataprocessing functions and with correspondent banking institutions do not indicate any critical shortcomings in their compliance at this time.

     As of June 30, 1999, the Company has incurred $730,000 for services and equipment costs in its efforts to become Year 2000 compliant. Most of these expenditures are amounts for normal and scheduled equipment upgrades. The Company has budgeted $850,000 in total expenditures through December 31, 1999, for its Year 2000 compliance efforts. Roughly 60 to 70% of this amount is for equipment replacements and upgrades. Some of the costs of the year 2000 project include the cost of Company personnel who will spend significant time on the project. The Company does not anticipate that these costs, when aggregated, will have a materially negative impact on the Company operations in any one period.

     The impact of Year 2000 issues on the Company will depend not only on corrective actions that the Company takes, but also on the way in which Year 2000 issues are addressed by governmental agencies, businesses and other third parties that provide services or data to, or receive services or data from, the Company, or whose financial condition or operational capacity is important to the Company. To reduce this exposure, the Company has an ongoing process of identifying and contacting mission-critical third party vendors and other significant third parties to determine their Year 2000 plans and target dates. Notwithstanding the Company's efforts, there can be no assurance that mission critical third party vendors or other significant third parties will adequately address their Year 2000 issues.

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


Disclosure of Year 2000 Issues (Continued)

     The Company has developed contingency plans for implementation in the event that mission critical third party vendors or other significant third parties fail to adequately address Year 2000 issues. Such plans principally involve identifying alternate vendors or processing strategies. The Company is also enhancing its existing business resumption contingency plans to reflect Year 2000 issues and is developing plans designed to coordinate the efforts of its personnel and resources in addressing any Year 2000 problems that become evident before or after December 31, 1999. The Company has identified mission critical areas and has met the June 30, 1999, regulatory deadline for drafting its Y2K business resumption contingency plans. Further plan testing is to occur during the third quarter of 1999. There can be no assurance that any such plans will fully mitigate any such failure or problems. Furthermore, there may be certain mission critical third parties, such as utilities or telecommunications companies, where alternative arrangements or sources are limited or unavailable.

     To the extent that borrowers fail to adequately address Year 2000 issues, problem loans and credit losses may increase in future years. It is the opinion of the Company and its Board that Year 2000 risk constitutes only a small portion of the overall risk inherent in its loan portfolio. It is not, however, possible at this time to quantify the potential impact of borrowers' Year 2000 risk on their ability to repay loans as agreed.

     The Company is addressing possible liquidity risks associated with Year 2000 by identifying alternative funding sources, by monitoring and communicating with large depositors, and by planning investment maturities. Plans are in place to acquire extra cash as needed in cooperation with the Federal Reserve Bank System. The Company and its Board believe that its Year 2000 liquidity planning addresses any potential Year 2000 cash flow disruption reasonably anticipated at this time. If Year 2000 liquidity issues are not adequately addressed by the Company and third parties, the Company's business, results of operations, and financial position could be materially and adversely affected.

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

TABLE 1

                           HIGHLANDS BANKSHARES, INC.
                          NET INTEREST MARGIN ANALYSIS
                                (Dollar Amounts in Thousands)


                                     Six Months Ended                Six Months Ended
                                      June 30, 1999                    June 30, 1998
                                Average   Income/              Average    Income/
                                Balance  Expense   Rates       Balance   Expense   Rates

Interest Income
   Loans
     Commercial                  $29,866   $1,274   8.53%      $ 31,569   $1,382    8.76%
     Consumer                     32,262    1,731  10.73%        29,512    1,637   11.09%
     Real estate                  87,694    3,620   8.26%        79,341    3,398    8.57%

   Total                         149,822    6,625   8.84%       140,422    6,417    9.14%

   Federal funds sold             11,604      269   4.64%         6,875      195    5.67%
   Interest bearing deposits       4,467      110   4.93%           874       17    3.89%
   Investments
     Taxable                      29,689      904   6.09%        32,314    1,041    6.44%
     Tax exempt 1                  3,242      137   8.45%         3,358      138    8.22%

   Total Earning Assets 1        198,824    8,045   8.09%       183,843    7,808    8.49%

Interest Expense
   Demand deposits                32,828      395   2.41%        29,023      412    2.84%
   Savings                        21,085      285   2.70%        19,780      341    3.44%
   Time deposits                 114,572    3,086   5.39%       106,805    3,051    5.71%
   Other borrowed money            2,568       68   5.30%           468       12    5.13%

   Total Interest Bearing
     Liabilities                 171,053    3,834   4.48%       156,076    3,816    4.89%

   Net Interest Margin                     $4,211                         $3,992


   Net Yield on Interest Earning
     Assets 1                                       4.24%                           4.34%

1 On a taxable equivalent basis based on a tax rate of 37%.


                              HIGHLANDS BANKSHARES, INC.
                             NET INTEREST MARGIN ANALYSIS
                             (Dollar Amounts in Thousands)


                                   Three Months Ended              Three Months Ended
                                       June 30, 1999                  June 30, 1998
                                 Average  Income/               Average  Income/
                                 Balance  Expense   Rates       Balance  Expense   Rates

Interest Income
   Loans
     Commercial                  $ 29,743  $  644    8.66%      $ 32,095  $  707    8.81%
     Consumer                      32,910     872   10.60%        29,926     831   11.11%
     Real estate                   88,491   1,825    8.25%        80,402   1,722    8.57%

   Total                          151,144   3,341    8.84%       142,423   3,260    9.16%

   Federal funds sold              11,650     140    4.81%         7,321     105    5.74%
   Interest bearing deposits        5,285      65    4.92%           929       7    3.01%
   Investments
     Taxable                       30,151     456    6.05%        31,870     512    6.43%
     Tax exempt 1                   3,242      70    8.64%         3,368      68    8.08%

   Total Earning Assets 1         201,472   4,072    8.08%       185,911   3,952    8.50%

Interest Expense
   Demand deposits                 35,521     214    2.41%        29,885     211    2.82%
   Savings                         21,425     147    2.74%        20,096     173    3.44%
   Time deposits                  116,184   1,534    5.28%       107,643   1,538    5.72%
   Other borrowed money             2,559      33    5.16%           698       9    5.16%

   Total Interest Bearing
     Liabilities                  175,689   1,928    4.39%       158,322   1,931    4.88%

   Net Interest Margin                    $ 2,144                        $ 2,021


   Net Yield on Interest Earning
     Assets 1                                        4.26%                          4.35%

1  On a taxable equivalent basis based on a tax rate of 37%.

TABLE II

                          HIGHLANDS BANKSHARES, INC.
                      INTEREST RATE SENSITIVITY ANALYSIS
                                 JUNE 30, 1999
                           (In Thousands of Dollars)

                                                             More than
                                                              5 Years
                            1 - 90 91 - 365  1 to 3    3 to 5  or no
                             Days    Days     Years    Years  Maturity   Total
EARNINGS ASSETS

   Loans                   $27,281  $58,045  $37,728  $17,541  $13,130 $153,725
   Fed funds sold            7,944                                        7,944
   Securities                5,026    4,585   14,070    4,912    6,676   35,269
   Time deposits in other
     banks                   3,491      600    1,026                      5,117

   Total                    43,742   63,230   52,824   22,453   19,806  202,055



INTEREST BEARING LIABILITIES

   Transaction accounts     19,497                                       19,497
   Money market savings     14,641                                       14,641
   Savings accounts         22,409                                       22,409
   Time deposits more
     than $100,000           4,970   13,803    4,854    2,515            26,142
   Time deposits less
     than $100,000          15,929   44,774   21,353    5,586     100    87,742
   Other borrowed money         42      131      376      403   1,592     2,544

   Total                    77,488   58,708   26,583    8,504   1,692   172,975


Rate sensitivity GAP       (33,746)   4,522   26,241   13,949  18,114

Cumulative GAP             (33,746) (29,224)  (2,983)  10,966  29,080

Ratio of cumulative
   interest sensitive assets to
   cumulative interest
   sensitive liabilities     56.45%   78.54%   98.17%  106.40% 116.81%



Assumes all transaction, money market and savings deposit accounts reprice within 90 days.

Part II Other Information


Item 1. Legal Proceedings -               Not Applicable

Item 2. Changes in Securities -           Not Applicable

Item 3. Defaults Upon Senior Securities - Not Applicable

Item 4. Submission of Matters to a Vote
        of Security Holders - On April 13, 1999, the stockholders held their annual meeting. The following item was approved by the shareholders by the required majority:

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

                                            27     Financial Data Schedule
                                                   attached

                                      (b)   Reports on Form 8-K filed during the
                                            six months ended June 30, 1999.

                                       None

                                 EXHIBIT INDEX


Exhibit
 Index                                                            Page Number

  27       Financial Data Schedule for the quarter ending
           June 30, 1999                                              23

                                   Signature



    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     HIGHLANDS BANKSHARES, INC.



                                     LESLIE A. BARR
                                     Leslie A. Barr
                                     President


                                     JOHN G. VANMETER
                                     John G. VanMeter
                                     Chairman



August 10, 1999