Form 10QSB
period 1999-09-30
HIGHLANDS BANKSHARES INC /WV/
filed 1999-11-12
CIK 756862

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                  FORM 10-QSB



                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934


For the quarter ended                         Commission File No.   0-16761
 September 30, 1999

                          HIGHLANDS BANKSHARES, INC.


           West Virginia                                      55-0650793
(State or Other Jurisdiction of                             (I.R.S. Employer
 Incorporation or Organization)                           Identification No.)


                                 P. O. Box 929
                       Petersburg, West Virginia  26847

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

                Class                       Outstanding at September 30, 1999
Common Stock, par value - $5                            501,898 shares

                          HIGHLANDS BANKSHARES, INC.


                                     INDEX

                                                                         Page

PART I   FINANCIAL INFORMATION                                            2

Item 1.  Financial Statements

         Consolidated Statements of Income - Nine Months Ended
         September 30, 1999 and 1998                                      2

         Consolidated Statements of Income - Three Months Ended
         September 30, 1999 and 1998                                      3

         Consolidated Balance Sheets - September 30, 1999 and
         December 31, 1998                                                4

         Consolidated Statements of Changes in Stockholders' Equity -
         Nine Months Ended September 30, 1999 and 1998                    5

         Consolidated Statements of Cash Flows - Nine Months Ended
         September 30, 1999 and 1998                                      6

         Notes to Consolidated Financial Statements                       7


Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                    9


PART II  OTHER INFORMATION                                               21

Item 1.  Legal Proceedings                                               21

Item 2.  Changes in Securities                                           21

Item 3.  Defaults upon Senior Securities                                 21

Item 4.  Submission of Matters to a Vote of Security Holders             21

Item 5.  Other Information                                               21

Item 6.  Exhibit and Reports on Form 8K                                  21


         SIGNATURES                                                      23

Part I Financial Information
Item 1 Financial Statements

                          HIGHLANDS BANKSHARES, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                           (In Thousands of Dollars)

                                                          Nine Months Ended
                                                             September 30,
                                                          1999        1998

Interest Income
   Interest and fees on loans                           $10,096     $ 9,771
   Interest on federal funds sold                           354         284
   Interest on time deposits                                158          35
   Interest and dividends on investment securities
     Taxable                                              1,347        1500
     Nontaxable                                             129         128
                                                         ------      ------

   Total Interest Income                                 12,084      11,718
                                                         ------      ------

Interest Expense
   Interest on time deposits over $100,000                1,130       1,083
   Interest on other deposits                             4,508       4,674
   Interest on borrowed money                               104          23
                                                         ------      ------

   Total Interest Expense                                 5,742       5,780
                                                         ------      ------

Net Interest Income                                       6,342       5,938

Provision for Loan Losses                                   220         200
                                                         ------      ------

Net Interest Income after Loan Losses                     6,122       5,738
                                                         ------      ------

Noninterest Income
   Service charges                                          272         250
   Other                                                    324         278
   Investment security gains (losses)                         4          (3)
                                                         ------      ------

   Total Noninterest Income                                 600         525
                                                         ------      ------

Noninterest Expense
   Salaries and employee benefits                         2,352       2,172
   Occupancy expense                                        201         199
   Equipment expense                                        321         326
   Data processing expense                                  345         344
   Other                                                  1,041         974
                                                         ------      ------

   Total Noninterest Expense                              4,260       4,015
                                                         ------      ------

Income before Income Taxes                                2,462       2,248

Provision for Income Taxes                                  841         769
                                                         ------      ------

Net Income                                              $ 1,621     $ 1,479
                                                         ======      ======

Per Share Data

   Net Income                                           $   3.23    $   2.95
                                                         =======     =======

   Cash Dividends                                       $    .87    $    .81
                                                         =======     =======

Weighted Average Common Shares Outstanding               501,898     501,898
                                                         =======     =======

       The accompanying notes are an integral part of these statements.

                          HIGHLANDS BANKSHARES, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                           (In Thousands of Dollars)


                                                         Three Months Ended
                                                             September 30,
                                                          1999        1998

Interest Income
   Interest and fees on loans                           $ 3,471     $ 3,354
   Interest on federal funds sold                            85          96
   Interest on time deposits                                 48          11
   Interest and dividends on investment securities
     Taxable                                                443         490
     Nontaxable                                              43          41
                                                         ------      ------

   Total Interest Income                                  4,090       3,992
                                                         ------      ------

Interest Expense
   Interest on time deposits over $100,000                  390         376
   Interest on other deposits                             1,482       1,577
   Interest on borrowed money                                36          11
                                                         ------      ------

   Total Interest Expense                                 1,908       1,964
                                                         ------      ------

Net Interest Income                                       2,182       2,028

Provision for Loan Losses                                    85          80
                                                         ------      ------

Net Interest Income after Loan Losses                     2,097       1,948
                                                         ------      ------

Noninterest Income
   Service charges                                          101          89
   Other income                                             123         102
   Investment security gains                                  1
                                                         ------      ------

   Total Noninterest Income                                 225         191
                                                         ------      ------

Noninterest Expense
   Salaries and employee benefits                           813         716
   Occupancy expense                                         64          71
   Equipment expense                                        106         106
   Data processing                                          124         117
   Other                                                    350         349
                                                         ------      ------

   Total Noninterest Expense                              1,457       1,359
                                                         ------      ------

Income before Income Taxes                                  865         780

Provision for Income Taxes                                  285         263
                                                         ------      ------

Net Income                                              $   580     $   517
                                                         ======      ======

Per Share Data

   Net Income                                           $   1.16    $   1.03
                                                         =======     =======

   Cash Dividends                                       $    .29    $    .27
                                                         =======     =======

Weighted Average Common Shares Outstanding               501,898     501,898
                                                         =======     =======

       The accompanying notes are an integral part of these statements.

                          HIGHLANDS BANKSHARES, INC.
                          CONSOLIDATED BALANCE SHEETS
                           (In Thousands of Dollars)

                                                     September 30,  December 31,
                                                         1999         1998
     ASSETS

Cash and due from banks - noninterest bearing          $  5,123    $  5,112
Time deposits in other banks                              3,544       3,432
Federal funds sold                                        6,411      12,374
Securities held to maturity (note 2)                      3,238       3,504
Securities available for sale (note 3)                   26,546      29,758
Other investments                                           746         731
Loans, net of unearned interest (note 4)                160,449     148,384
   Less allowance for loan losses (note 5)               (1,307)     (1,356)
                                                        -------     -------

   Net Loans                                            159,142     147,028

Bank premises and equipment                               5,407       4,760
Interest receivable                                       1,674       1,556
Investment in insurance contracts                         4,617       2,122
Deferred income tax benefits                                232         125
Other assets                                                505         479
                                                        -------     -------

   Total Assets                                        $217,185    $210,981
                                                        =======     =======

     LIABILITIES

Deposits:
   Noninterest bearing
     Demand deposits                                   $ 20,554    $ 22,043
   Interest bearing
     Money market and checking                           19,693      18,353
     Money market savings                                13,644      11,394
     Savings                                             22,405      20,849
     Time deposits over $100,000                         26,670      25,723
     All other time deposits                             86,557      86,225
                                                        -------     -------

   Total Deposits                                       189,523     184,587

Borrowed money                                            2,568       2,320
Accrued expenses and other liabilities                    1,368       1,228
                                                        -------     -------

   Total Liabilities                                    193,459     188,135
                                                        -------     -------

   STOCKHOLDERS' EQUITY

Common stock ($5 par value, 1,000,000 shares
   authorized, 546,764 shares issued)                     2,734       2,734
Surplus                                                   1,662       1,662
Retained earnings                                        20,508      19,324
Accumulated other comprehensive income (loss)              (185)        119
                                                        -------     -------

                                                         24,719      23,839
   Treasury stock (at cost, 44,866 shares in 1999
     and 1998)                                             (993)       (993)

   Total Stockholders' Equity                            23,726      22,846
                                                        -------     -------

   Total Liabilities and Stockholders' Equity          $217,185    $210,981
                                                        =======     =======

       The accompanying notes are an integral part of these statements.


                                    HIGHLANDS BANKSHARES, INC.
                     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                    (In Thousands of Dollars)
                                                                   Accumulated
                                                                       Other
                                    Common               Retained  Comprehensive  Treasury
                                     Stock     Surplus   Earnings  Income (Loss)   Stock      Total


Balance, December 31, 1998          $ 2,734   $ 1,662    $ 19,324   $  119       $ (993)    $ 22,846
   Comprehensive Income
   Net Income                                               1,621                              1,621
   Net change in unrealized
     appreciation (depreciation)
     on investment securities
     available for sale,
     net of taxes                                                     (304)                     (304)
                                     -----      -----       -----     -----        -----       -----

   Total Comprehensive Income                                                                  1,317
   Dividends paid                                            (437)                              (437)
                                     -----      -----       -----     -----        -----       -----

   Balances, September 30, 1999     $ 2,734   $ 1,662    $ 20,508   $ (185)      $ (993)    $ 23,726


                                                                  Accumulated
                                                                     Other
                                    Common              Retained  Comprehensive  Treasury
                                     Stock    Surplus    Earnings  Income (Loss)  Stock      Total

Balance, December 31, 1997          $ 2,734   $ 1,662    $ 17,854   $   40       $ (993)    $ 21,297
  Comprehensive Income
  Net Income                                                1,479                              1,479
  Net change in unrealized
   appreciation on investment
   securities available for sale,
   net of taxes                                                        119                       119
                                     -----      -----       -----    -----         -----       -----

  Total Comprehensive Income                                                                   1,598
  Dividends paid                                             (406)                              (406)
                                     -----      -----       -----    -----         -----       -----

  Balances, September 30, 1998      $ 2,734   $ 1,662    $ 18,927   $  159       $ (993)    $ 22,489


       The accompanying notes are an integral part of these statements.


                          HIGHLANDS BANKSHARES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (In Thousands of Dollars)

                                                          Nine Months Ended
                                                            September 30,
                                                          1999        1998
Cash Flows from Operating Activities:
   Net income                                           $ 1,621     $ 1,479
   Adjustments to reconcile net income to net
     cash provided by operating activities:
       Investment securities (gains) losses                  (4)          3
       Depreciation                                         268         278
       Increase in insurance contracts                      (97)        (46)
       Net amortization (accretion)                         131          (3)
       Provision for loan losses                            220         200
       (Increase) decrease in interest receivable          (118)          4
       Decrease in other assets                              46          68
       Increase in accrued expenses                         141         101
                                                         ------      ------

   Net Cash Provided by Operating Activities              2,208       2,084
                                                         ------      ------

Cash Flows from Investing Activities:

   Net change in federal funds sold                       5,963      (4,830)
   Proceeds from maturities of securities available
     for sale                                            12,444       8,708
   Proceeds from maturities of securities held to
     maturity                                               268       1,071
   Purchase of other investments                            (15)        (16)
   Net change in time deposits in other banks              (112)        (10)
   Purchase of securities available for sale             (9,845)     (5,370)
   Net change in loans to customers                     (12,334)     (8,554)
   Purchase of property and equipment                      (915)        (75)
   Investment in insurance contracts                     (2,398)     (2,070)
                                                         ------      ------

   Net Cash Consumed by Investing Activities             (6,944)     (11,146)
                                                         ------      -------

Cash Flows from Financing Activities:
   Net increase in deposits                               4,936      10,312
   Increase in other borrowed money                         248         503
   Payment of dividends                                    (437)       (406)
                                                         ------      ------

   Net Cash Provided by Financing Activities              4,747      10,409
                                                         ------      ------

Net Increase in Cash and Cash Equivalents                    11       1,347

Cash and Cash Equivalents, Beginning of Period            5,112       3,246
                                                         ------      ------

Cash and Cash Equivalents, End of Period                $ 5,123     $ 4,593
                                                         ======      ======

Supplementary Disclosures:
   Cash paid for:
     Income taxes                                       $   877     $   749
     Interest expense                                     5,738       5,801

       The accompanying notes are an integral part of these statements.

                          HIGHLANDS BANKSHARES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1    ACCOUNTING PRINCIPLES:

             The consolidated financial statements conform to generally accepted accounting principles and to general industry practices. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 1999, and the results of operations for the nine and three month periods ended September 30, 1999 and 1998. The notes included herein should be read in conjunction with the notes to financial statements included in the 1998 annual report to stockholders of Highlands Bankshares, Inc.


NOTE 2    SECURITIES HELD TO MATURITY:

             The amortized cost and market value of securities held to maturity as of September 30, 1999 and December 31, 1998, are as follows:

                                              1999                    1998
                                    -------------------------------------------
                                       Amortized  Market  Amortized  Market
                                         Cost     Value     Cost      Value

          US Treasury securities and
            obligations of US government
            corporations and agencies $ 404 $ 406 $ 517 $ 523 Obligations of states and
            political subdivisions        2,834    2,857     2,987    3,098
                                         ------   ------     -----   ------

            Total                       $ 3,238  $ 3,263    $3,504  $ 3,621
                                         ======   ======     =====   ======


NOTE 3    SECURITIES AVAILABLE FOR SALE:

             The amortized cost and market value of securities available for sale as of September 30, 1999 and December 31, 1998, are as follows:

                                              1999                    1998
                                    -------------------------------------------
                                       Amortized  Market   Amortized Market
                                         Cost     Value       Cost    Value

          US Treasury securities and
            obligations of US government
            corporations and agencies   $25,462  $25,275    $28,179 $28,439
          Obligations of states and
            political subdivisions          255      246       255      262
          Other investments               1,124    1,025     1,134    1,057
                                         ------   ------     -----   ------

            Total                       $26,841  $26,546    $29,568 $29,758
                                         ======   ======     ======  ======

                          HIGHLANDS BANKSHARES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4    LOANS OUTSTANDING:

             A summary of loans outstanding as of September 30, 1999 and December 31, 1998, is as follows:

                                                        1999       1998

          Commercial                                  $30,866    $ 30,718
          Real estate - construction                    3,176       2,969
                      - mortgages                      89,752      83,446
          Consumer installment                         38,583      33,464
                                                       ------     -------

            Total                                     162,377     150,597
          Unearned interest                            (1,928)     (2,213)
                                                       ------     -------

            Net loans outstanding                     $160,449   $148,384
                                                       =======    =======


NOTE 5    ALLOWANCE FOR LOAN LOSSES:

             A summary of transactions in the allowance for loan losses for the nine months ended September 30, 1999 and 1998, follows:

                                                        1999       1998

          Balance, beginning of period                $ 1,356    $  1,370
          Provisions charged to operating expenses        220         200
          Loan recoveries                                  71          59
          Loan charge-offs                               (340)       (436)
                                                       ------     -------

          Balance, end of period                      $ 1,307    $  1,193
                                                       ======     =======

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Overview

    Year to Date Operations

    The Company's nine month income of $1,621,000 represents a 9.60% increase in total earnings and earnings per share compared to 1998. Earnings represented a return of 9.31% on average equity for the first nine months of 1999 compared to 9.08% for the same period in 1998. Returns on average assets for the nine month period ending September 30, 1999 and 1998 were 1.01% and 1.00%, respectively. The increase in earnings was due to an increasing volume of earning assets and increases in noninterest income.

    In 1999 the tax equivalent interest income increased to $6,418,000 (a 6.74% increase) as compared to $6,013,000 in 1998. An 8.06% increase in the level of earning assets and a slight increase in the net interest spread was responsible for the improvement. The increase in earning assets is attributable to a 7.31% increase in average loans outstanding. The increase was primarily in real estate and consumer loans. The funding of the asset growth was from deposits of local customers and a decline in investments available for sale.

    Noninterest income increased 14.28% in 1999 compared to 1998 due to an increase in service charge income and insurance operations. Noninterest expenses increased 6.10% in 1999 due mainly to the higher cost of personnel and year 2000 compliance expenses.

    Quarter Ending September 30 Operations

    Net income for the quarter ending September 30, 1999 increased 12.19% when compared to 1998 operations. Increases in other noninterest expenses were more than offset by an increase in the net interest margin and an increase in noninterest income. An increased provision for loan losses was the result of an increase in average loans outstanding.

Net Interest Income

    Year to Date Operations

    The Company's net interest margin on a tax equivalent basis was $6,418,000 in the first nine months of 1999 compared to $6,013,000 for 1998. The increase was due to an increase in average earning assets (8.06%) and an increased spread (the difference in rates earned on assets and paid on liabilities) from 3.59% in 1998 to 3.64% in 1999. Average loans outstanding grew by 7.31% from 1998 to 1999. This growth reflects good local and national economic conditions, moderate interest rates and expanded banking locations. The overall costs of funds reflects the high level of competition for deposits in the Company's service area which has traditionally paid higher rates on deposits than larger statewide financial institutions. The deposit increase represents growth in all types of accounts (except non-interest bearing deposits) and has been obtained primarily from customers in the immediate service areas.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


Net Interest Income (Continued)

    Year to Date Operations (Continued)

    Loans outstanding at September 30, 1999 increased 10.44% over amounts at September 30, 1998 and 10.84% on annualized basis since December 31, 1998. The loan increase has been the result of a continued effort to increase lending in existing markets and a strong local economy. Loan growth has been funded primarily by deposit growth coupled with a decline in the level of federal funds sold and securities available for sale. The slight decrease in the tax equivalent net interest margin for 1999 (4.28% versus 4.34%) is the result of annualized growth in earning assets exceeding the growth in the interest spread. Barring any future increases in interest rates by the Federal Reserve Bank, the Company anticipates its net interest margin remaining stable or increasing slightly as it expects continued loan growth in the near term future. Rates paid on deposits are expected to remain stable or decline slightly over the next twelve months and returns on and the levels of earning assets are expected to remain at current levels during this period.

    Quarter Ending September 30 Operations

    The Company's net interest income on a tax equivalent basis of $2,207,000 was 4.38% of earning assets for the quarter ending September 30, 1999 compared to $2,052,000 (4.39% of earning assets) for the same period in 1998. Increased income from loans was the result of increases in volume as the level of average loans outstanding rose in the period and rates of return declined. Yields on investment securities and short term investments declined slightly from 1998 operations. A decline in rates paid on interest bearing liabilities of 51 basis points was offset by a decline in the yields on loans of 42 basis points. The overall result was a slight decrease in the net interest margin percentage from 4.39% to 4.38%. The Company expects future deposit rates to remain stable in the last quarter of 1999 as local rates on deposits move towards those of state and national competition. Rates on loans will be heavily influenced by the local economy and to a lesser degree by national policy changes.

    A complete yield analysis is shown as Table I on page 19.

Noninterest Income

    Year to Date Operations

    Noninterest income for the nine months ending September 30, 1999 increased 14.29% from 1998 amounts. An increase in service charge income of 8.80% was the result of an increased number of accounts subject to service charges and increasing service charge rates. An increase in other income was due to higher earnings from the insurance subsidiary and a slight security gain in 1999 compared to a slight loss in 1998.

    Quarter Ending September 30 Operations

    Noninterest income for the quarter ending September 30, 1999 increased 17.80% compared to 1998 operations as the result of the same reasons as cited above.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


Noninterest Expenses

    Year to Date Operations

    Overall, noninterest expense increased 6.10% in the first nine months of 1999 when compared to the same period in 1998. Personnel expenses increased 8.29% as the result of merit raises and additional staff hired for a new branch which opened in October. Occupancy and equipment expenses declined 0.57% as the result of various factors. Data processing expenses increased by 0.29% as a result of increase transaction volume. Other noninterest expenses increased by 6.88% due to asset growth and costs incurred for Year 2000 preparedness. The overall increase in noninterest expenses is in line with the increase in assets and is in line with management's expectations.

    Quarter Ending September 30 Operations

    Overall, noninterest expenses increased 7.21% for the quarter ending September 30, 1999 compared to the quarter ending September 30, 1998. The reasons for the quarterly increase include the cost of year 2000 preparedness and increased salaries and benefits for additional staffing.

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

    Loans outstanding increased $12,065,000 or 8.13% in the first nine months in 1999. The bulk of this increase was in real estate mortgages with smaller increases in other types of loans. The loan to deposit ratio was 84.66% at September 30, 1999 compared to 80.39% at December 31, 1998. Management believes this level of lending activity is satisfactory to generate adequate earnings without undue credit risk. Loan demand is expected to remain good in the near future with any growth a function of local and national economic conditions and increased service locations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


Asset Quality

    Nonperforming loans include nonaccrual loans, loans 90 days or more past due and restructured loans. Nonaccrual loans are loans on which interest accruals have been suspended or discontinued permanently. Restructured loans are loans on which the original interest rate or repayment terms have been changed due to financial hardship of the borrower. The Company had no material restructured loans at September 30, 1999, June 30, 1999 or December 31, 1998.

    Real estate acquired through foreclosure was $164,000 at September 30, 1999 compared to $95,000 at December 31, 1998. All foreclosed property held at September 30, 1999 was in the Company's primary service area. The Company's practice is to value real estate acquired through foreclosure at the lower of
(i) an independent current appraisal or market analysis less anticipated costs of disposal, or (ii) the existing loan balance. The Company is actively marketing all foreclosed real estate and does not anticipate material write-downs in value before disposition.

    An inherent risk in the lending of money is that the borrower will not be able to repay the loan under the terms of the original agreement. The allowance for loan losses (see subsequent section) provides for this risk and is reviewed periodically for adequacy. This review also considers concentrations of loans in terms of geography, business type or level of risk. While lending is geographically diversified within the service area, the Company does have some concentration of loans in the area of agriculture (primarily poultry farming), timber and related industries. Management recognizes these concentrations and considers them when structuring its loan portfolio. As of September 30, 1999, management is not aware of any significant potential problem loans in which the debtor is currently meeting their obligations as stated in the loan agreement but which may change in future periods.


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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


Allowance for Loan Losses (Continued)

    The provision for credit losses and changes in the allowance for credit losses are shown below (in thousands of dollars).

                                       Quarter Ended    Nine Months Ended
                                       September 30,       September 30,
                                       1999      1998     1999       1998

    Balance, beginning of period     $ 1,326  $ 1,358    $ 1,356  $ 1,370
    Net charge-offs (recoveries)
      Charge-offs                        125      267        340      436
      Recoveries                         (21)     (22)       (71)     (59)
                                      ------   ------     ------   ------

    Total net charge-offs *              104      245        269      377
    Provision for credit losses           85       80        220      200
                                      ------   ------     ------   ------

      Balance, End of Period         $ 1,307  $ 1,193    $ 1,307  $ 1,193
                                      ======   ======     ======   ======

   * Components of net charge-offs:
      Real estate mortgages          $    46  $    53    $    46  $    53
      Commercial                          13       27         88      132
      Installment                         45      165        135      192
                                        ----     -------    -----    ----

      Total                          $   104  $   245    $   269  $   377
                                      ======   ======     ======   ======


    The allowance for credit losses, of $1,307,000 at September 30, 1999, was down $19,000 from its level at June 30, 1999, and down $49,000 from December 31, 1998 levels. The allowance was equal to .81%, .86% and .91% of total loans at September 30, 1999, June 30, 1999 and December 31, 1998, respectively. The unusually large amount of net charge offs in the third quarter of 1998 was the result of a couple of large bankruptcies. The Company believes that its allowance must be viewed in its entirety and, therefore, is available for potential credit losses in its entire portfolio, including loans, credit-related commitments and other financial instruments. In the opinion of management, the allowance, when taken as a whole, is adequate to absorb reasonably estimated credit losses inherent in the Company's portfolio.

Securities

     The Company's securities portfolio serves numerous purposes. Portions of the portfolio may secure certain public deposits. The remaining portions are held as investments or used to assist the Company in liquidity and asset/liability management. Total securities at September 30, 1999 were $30,530,000 compared to $33,993,000 at December 31, 1998. Securities as a percentage of total assets were 14.06% at September 30, 1999 compared to 16.11% at December 31, 1998. The decline in securities is a result of moderate loan growth and a relatively flat yield curve.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


Securities (Continued)

     The securities portfolio consists of three components: securities held to maturity, securities available for sale and restricted investments. Securities are classified as held to maturity when management has the intent and the Company has the ability at the time of purchase to hold the securities to maturity. Held to maturity securities are carried at cost, adjusted for amortization of premiums and accretion of discounts. Securities to be held for indefinite periods of time are classified as available for sale and accounted for at market value. Securities available for sale include securities that may be sold in response to changes in market interest rates, changes in the security's prepayment risk, increases in loan demand, general liquidity needs and other similar factors. Restricted investments include investments in federal agencies such as the Federal Reserve Bank and the Federal Home Loan Bank. The Company's recent purchases of all securities have generally been limited to securities of high credit quality with short to medium term maturities. Changes within the year in market values are reflected as changes in stockholders' equity, net of the deferred tax effect. As of September 30, 1999, the cost of the securities available for sale exceeded their market value by $295,000 ($185,000 after tax considerations).

Deposits

     The Company's main source of funds remains deposits received from individuals, governmental entities and businesses located within the Company's service area. Deposit accounts include demand deposits, savings, money market and certificates of deposit.

     Total deposits increased 2.67% between December 31, 1998 and September 30, 1999, in all deposit areas except noninterest bearing demand accounts. The cost of funds for the first nine months of 1999 was 4.47% compared to 4.91% for the same period in 1998. The yields on all deposits declined within the period. The majority of the Company's deposits are time deposits which are attractive to persons seeking high yields on their deposits but without the need for liquidity. The Company has not actively pursued deposits in excess of $100,000 due to the volatile nature of these relationships and saw only moderate increases in these deposits in the first nine months of 1999.

Borrowed Money

     The Company will occasionally borrow funds from the Federal Home Loan Bank to reduce market rate risks. Borrowings allow the Company to match long-term loans with fixed rates to a fixed rate liability of similar duration. Such borrowings are on a relatively small scale and are not a significant source of funding to the Company.

Capital

     The Company seeks to maintain a strong capital base to expand facilities, promote public confidence, support current operations and grow at a manageable level. As of September 30, 1999, the Company's total risk based capital ratio was 17.57% which is far above the regulatory minimum of 8.0%. The ratio of total capital to total assets was 10.92% at September 30, 1999.

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

     At September 30, 1999 the Company had a negative gap position. This liability sensitive position typically produces an unfavorable contribution to earnings during a period of increasing rates. With the largest amount of interest sensitive assets and liabilities repricing within three years, the Company monitors these areas very closely. Early withdrawal of deposits, prepayments of loans and loan delinquencies are some of the factors that could affect actual versus expected cash flows. In addition, changes in rates on interest sensitive assets and liabilities may not be equal, which could result in a change in net interest margin. While the Company does not match each of its interest sensitive assets against specific interest sensitive liabilities, it does review its positions regularly and takes actions to reposition itself when necessary. (See Table II)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


Disclosure of Year 2000 Issues

     The following statements are being designated as Year 2000 Readiness Disclosures under the Year 2000 Information and Readiness Disclosure Act, enacted by the 105th Congress on October 19, 1998.

     Each of the subsidiary banks and the insurance company have appointed a group of individuals from within the Organization to identify critical areas for Year 2000 compliance and to determine if that area will be Year 2000 compliant. Critical compliance areas include third party data processing, wire transfers, internal computer readiness, transaction processing, security, liquidity planning and correspondent banking. The Company has ascertained its compliance internally through the help of computer and data processing consultants and through the upgrade of computer and information processing hardware. Noncompliant items and systems have been identified. Remediation and testing have progressed according to plan. Testing of substantially all mission critical systems was completed by June 30, 1999. Continuing discussions with third party vendors who perform data- processing functions and with correspondent banking institutions do not indicate any critical shortcomings in their compliance at this time.

     As of September 30, 1999, the Company has incurred $515,000 for services and equipment costs in its efforts to become Year 2000 compliant. Most of these expenditures are amounts for normal and scheduled equipment upgrades. The Company has budgeted $590,000 in total expenditures through December 31, 1999, for its Year 2000 compliance efforts. Roughly 60 to 70% of this amount is for equipment replacements and upgrades. Some of the costs of the year 2000 project include the cost of Company personnel who will spend significant time on the project. The Company does not anticipate that these costs, when aggregated, will have a materially negative impact on the Company operations in any one period.

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

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


Disclosure of Year 2000 Issues (Continued)

     The Company has developed contingency plans for implementation in the event that mission critical third party vendors or other significant third parties fail to adequately address Year 2000 issues. Such plans principally involve identifying alternate vendors or processing strategies. The Company is also enhancing its existing business resumption contingency plans to reflect Year 2000 issues and is developing plans designed to coordinate the efforts of its personnel and resources in addressing any Year 2000 problems that become evident before or after December 31, 1999. The Company has identified mission critical areas and has met the June 30, 1999, regulatory deadline for drafting its Y2K business resumption contingency plans. Further plan testing occurred during the third quarter of 1999. Testing and training drills will continue during the fourth quarter of 1999. There can be no assurance that any such plans will fully mitigate any such failure or problems. Furthermore, there may be certain mission critical third parties, such as utilities or telecommunications companies, where alternative arrangements or sources are limited or unavailable.

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

     The Company's reported earnings results have been affected by inflation, but isolating the effect is difficult. The different types of income and expense are affected in various ways. Interest rates are affected by inflation, but the timing and magnitude of the changes may not coincide with changes in the consumer price index. Management actively monitors interest rate sensitivity, as illustrated by the Gap Analysis (Table II, page 20) in order to minimize the effects of inflationary trends on interest rates. Other areas of noninterest expenses may be more directly affected by inflation.

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

Table I

                                      HIGHLANDS BANKSHARES, INC.
                                     NET INTEREST MARGIN ANALYSIS
                                     (Dollar Amounts in Thousands)

                         Nine Months Ended                Nine Months Ended
                         September 30, 1999               September 30, 1998

                      Average     Income/             Average   Income/
                      Balance     Expense   Rates     Balance   Expense   Rates

Rate Related Income
   Loans
     Commercial       $ 30,088    $ 1,930    8.55%    $ 31,422   $ 2,080   8.83%
     Consumer           33,290      2,659   10.65%      30,045     2,509  11.13%
     Real Estate        88,876      5,507    8.26%      80,418     5,182   8.59%
                        ------      -----    ----       ------     -----    ----

     Total             152,254     10,096    8.84%     141,885     9,771   9.18%

   Federal funds sold    9,887        354    4.77%       6,935       284   5.46%
   Interest bearing
     deposits            4,476        158    4.71%         853        35   5.47%
   Investments
     Taxable            29,959      1,347    5.99%      31,918     1,500   6.27%
     Tax exempt 1        3,226        205    8.47%       3,314       203   8.17%
                         -----        ---     ----       -----      ----    ----

   Total Earning
     Assets 1          199,802     12,160    8.11%     184,905    11,793   8.50%
                     ---------     ------  -------- -----------   ------ -------

Interest Expense
   Demand deposits      32,799        596    2.42%      28,830       615   2.84%
   Savings              21,228        434    2.73%      19,944       519   3.47%
   Time deposits       114,593      4,608    5.36%     107,494     4,623   5.73%
   Other borrowed
     money               2,566        104    5.40%         557        23   5.51%
                      --------        ---   ------     -------      ---- -------

   Total Interest
     Bearing
     Liabilities       171,186      5,742    4.47%     156,825     5,780   4.91%
                       -------    -------   -------  ---------     -----  ------

   Net Interest Margin            $ 6,418                        $ 6,013
                                ==========                         =====

Net Yield on Interest
   Earning Assets 1                          4.28%                         4.34%
                                             ====                           ====

1 Yields are on a taxable equivalent basis using an assumed tax rate of 37%.

                                       HIGHLANDS BANKSHARES, INC.
                                      NET INTEREST MARGIN ANALYSIS
                                       (Dollar Amounts in Thousands)

                         Three Months Ended               Three Months Ended
                         September 30,1999                September 30, 1998

                      Average   Income/             Average   Income/
                      Balance   Expense   Rates     Balance   Expense     Rates

Rate Related Income
   Loans
     Commercial       $ 30,532  $  656     8.59%    $ 31,127   $  698      8.96%
     Consumer           35,346     928    10.50%      31,110      872     11.21%
     Real Estate        91,242   1,887     8.27%      82,571    1,784      8.64%
                        ------   -----     ----       ------    -----       ----

     Total             157,120   3,471     8.84%     144,808    3,354      9.26%

   Federal funds sold    6,452      85     5.27%       7,054       96      5.44%
   Interest bearing
     deposits            4,495      48     4.27%         811       11      5.43%
   Investments
     Taxable            30,498     443     5.81%      31,126      490      6.30%
     Tax exempt 1        3,193      68     8.52%       3,225       65      8.06%
                         -----     ---     ----        -----     ----       ----

   Total Earning
     Assets 1          201,758   4,115     8.16%     187,024    4,016      8.59%
                     ---------   -----  --------     -------    -----   --------

Interest Expense
   Demand deposits      32,740     201     2.46%      28,445      203      2.85%
   Savings              21,515     149     2.77%      20,271      178      3.51%
   Time deposits       114,636   1,522     5.31%     108,871    1,572      5.78%
   Other borrowed
     money               2,561      36     5.62%         734       11      5.99%
                      --------      --    ------     -------     ----   --------

   Total Interest
     Bearing
     Liabilities       171,452   1,908     4.45%     158,321    1,964      4.96%
                       -------  ------   -------     -------    -----    -------

   Net Interest Margin         $ 2,207                        $ 2,052
                                ==========                     =====

Net Yield on Interest
   Earning Assets 1                        4.38%                           4.39%
                                           ====                             ====

1 Yields are on a taxable equivalent basis using an assumed tax rate of 37%.

TABLE II


                          HIGHLANDS BANKSHARES, INC.
                      INTEREST RATE SENSITIVITY ANALYSIS
                              SEPTEMBER 30, 1999
                           (In Thousands of Dollars)


                         1 - 90  91 - 365 1 to 3   3 to 5  More than
                          Days     Days    Years    Years   5 Years   Total
EARNINGS ASSETS

   Loans                $24,705 $ 64,989 $ 38,025 $ 19,256 $13,474 $160,449
   Fed funds sold         6,411                                       6,411
   Securities             3,226    4,218   12,770    4,852   5,464   30,530
   Time deposits in
     other banks          1,917      600    1,027                     3,544
                         ------  -------  -------  -------  ------   ------

   Total                 36,259   69,807   51,822   24,108  18,938  200,934



INTEREST BEARING LIABILITIES

   Transaction accounts  19,693                                      19,693
   Money market accounts 13,644                                      13,644
   Savings accounts      22,405                                      22,405
   Time deposits more
     than $100,000        3,614   14,524    6,010    2,522           26,670
   Time deposits less
     than $100,000       13,687   46,813   20,601    5,456           86,557
   Other borrowed money      44      134      387      408   1,595    2,568
                         ------  -------  -------  -------  ------   ------

   Total                 73,087   61,471   26,998    8,386   1,595  171,537


Rate sensitivity GAP    (36,828)   8,336   24,824   15,722  17,343

Cumulative GAP          (36,828) (28,492)  (3,668)  12,054  29,397

Ratio of cumulative
   interest sensitive
   assets to cumulative
   interest sensitive
   liabilities            49.61%   78.83%   97.73%  107.09% 117.14%


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

                                             27    Financial Data Schedule
                                                   attached

                                         (b) Reports on Form 8-K filed during
                                             the nine months ended September 30
                                             1999.

                                             None

                                 EXHIBIT INDEX



Exhibit
 Index                                                            Page Number

  27       Financial Data Schedule for the quarter ending
           September 30, 1999                                         24

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


Date:  September 9, 1999