Form 10KSB
period 1999-12-31
HIGHLANDS BANKSHARES INC /WV/
filed 2000-03-30
CIK 756862

SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C. 20549

                                   FORM 10-KSB

        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

For fiscal year ended December 31, 1999 Commission file number: 0-16761

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

    Issuer's revenues for its most recent fiscal year:  $17,270,000

    State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: As of February 25, 2000 - $26,127,717

    State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of March 1, 2000 - 501,898

                      DOCUMENTS INCORPORATED BY REFERENCE:

    Proxy Statement of Highlands Bankshares, Inc. filed via Form DEF 14A on March 13, 2000.

                            LOCATION OF EXHIBIT INDEX

    The index of exhibits is contained in Part IV herein on pages 47-48.

    TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT  YES         NO   X

                                FORM 10-KSB INDEX

                                                                       Page

Part I

Item  1.  Description of Business                                        3
          General
          Services Offered by the Banks
          Employees
          Competition
          Regulation and Supervision

Item  2.  Description of Property                                        4

Item  3.  Legal Proceedings                                              5

Item  4.  Submission of Matters to a Vote of Security Holders            5


Part II

Item  5.  Market for Common Equity and
          Related Stockholder Matters                                    5

Item  6.  Management's Discussion and Analysis of Financial
          Condition and Results of Operation                             6

Item  7.  Financial Statements                                          23

Item  8.  Changes in and Disagreement with Accountants on
          Accounting and Financial Disclosure                           47


Part III

Item  9.  Directors, Executive Officers, Promoters and Control
          Persons; Compliance with Section 16(a) of the
          Exchange Act                                                  47

Item 10.  Executive Compensation                                        47

Item 11.  Security Ownership of Certain Beneficial Owners
          and Management                                                47

Item 12.  Certain Relationships and Related Transactions                47


Part IV

Item 13.  Exhibits and Reports on Form 8-K                              47

Signatures                                                              49

Part I

Item 1. Description of Business

    General

    Highlands Bankshares, Inc. (hereinafter referred to as "Highlands"), incorporated under the laws of West Virginia in 1985, is a multi-bank holding company subject to the provisions of the Bank Holding Company Act of 1956, as amended, and owns 100% of the outstanding stock of its subsidiary banks, The Grant County Bank and Capon Valley Bank (hereinafter referred to as the "Banks") and its life insurance subsidiary, HBI Life Insurance Company (hereinafter referred to as "HBI Life").

    The Grant County Bank was chartered on May 20, 1902, and Capon Valley Bank was chartered on July 1, 1918. Both are state banks chartered under the laws of the State of West Virginia. HBI Life was chartered in April 1988 under the laws of the State of Arizona.

    Services Offered by the Banks

    The banks offer all services normally offered by a full service commercial bank, including commercial and individual demand and time deposit accounts, commercial and individual loans, drive-in banking services and automated teller machines. No material portion of the banks' deposits have been obtained from a single or small group of customers and the loss of the deposits of any one customer or of a small group of customers would not have a material adverse effect on the business of the banks. Credit life accident and health insurance are sold to customers of the subsidiary banks through HBI Life.

    Employees

    As of December 31, 1999, The Grant County Bank had 54 full time equivalent employees and Capon Valley Bank had 36 full time equivalent employees. No person is employed by Highlands or HBI Life on a full time basis.

    Competition

    The banks' primary trade area is generally defined as Grant County, Hardy County, Mineral County and the northern part of Pendleton County. This area includes the cities of Petersburg, Wardensville, Moorefield and Keyser and several rural towns. The banks compete with four state chartered banks and six national banks. No financial institution has been chartered in the area within the last five years although branches of state and nationally chartered banks have located in this area within this time period. Competition for new loans and deposits in the banks' service area is quite intense and all banks have been forced to pay rates on deposits which exceed the national averages.

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

    Federal Reserve Bank regulations permit bank holding companies to engage in nonbanking activities closely related to banking or to managing or controlling banks. These activities include the making or servicing of loans, performing certain data processing services, and certain leasing and insurance agency activities. HBI Life acts as reinsurer of the credit life insurance coverage sold by the Banks to bank customers. Approval of the Federal Reserve Board is necessary to engage in any of these activities or to acquire corporations engaging in these activities.

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

Item 2. Description of Properties

    The Grant County Bank's main office is located on Main Street in Petersburg, West Virginia. In late 1999, the Bank opened a full service branch in Moorefield to serve customers in this area. This facility is owned by the Bank and features state-of-the-art drive-up facilities and an automated teller machine. The Bank also has branch facilities in Keyser and Riverton, West Virginia which provide banking services in Mineral County and northwest Pendleton County, respectively. The Riverton branch building is leased while all other locations are owned by the Bank.

    Capon Valley Bank has its main office in Wardensville, West Virginia and branch offices located in Moorefield and Baker, West Virginia. The facilities include state-of-the-art drive in and automated teller operations. All facilities are owned by the Bank and considered adequate for current operations.

Item 3. Legal Proceedings

    Management is not aware of any material pending or threatened litigation in which Highlands or its subsidiaries may be involved as a defendant. In the normal course of business, the banks periodically must initiate suits against borrowers as a final course of action in collecting past due loans.

Item 4. Submission of Matters to a Vote of Security Holders

     Highlands has not submitted any matters to the vote of security holders for the quarter ending December 31, 1999.

Part II

Item 5. Market for Common Equity and Related Stockholder Matters

    The Company had approximately 828 stockholders of record as of March 1, 2000. The Company's stock is not traded on any national or regional stock exchange although brokers in Cumberland, Maryland or Winchester and Harrisonburg, Virginia may occasionally initiate or be a participant in a trade. Terms of an exchange between individual parties may not be known to the Company. The following outlines the dividends paid and market prices of the Company's stock based on prices disclosed to management. Such prices may not include retail mark-ups, mark-downs or commissions.

                             Dividends          Market Price Range
           1999              Per Share          High            Low
           ----              ---------          ----            ---

        First Quarter          $.29            $62.50         $62.50
        Second Quarter          .29             59.00          59.00
        Third Quarter           .29             60.00          57.00
        Fourth Quarter          .29             60.00          58.00


           1998

        First Quarter         $ .27           $ 63.00        $ 50.00
        Second Quarter          .27             62.75          58.25
        Third Quarter           .27             69.00          63.00
        Fourth Quarter          .27             63.25          62.25

          1997

        First Quarter         $ .25           $ 44.25        $ 41.00
        Second Quarter          .25             45.00          43.00
        Third Quarter           .25             46.86          44.00
        Fourth Quarter          .25             46.50          44.75

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

    The Company's 1999 net income of $2,325,369 represents a 15.58% increase in net income and earnings per share compared to 1998. This represented a return on average equity of 9.94% for 1999 compared to 9.12% for 1998. Returns on average assets for 1999 and 1998 were 1.08% and 1.01%, respectively. The increase in earnings was due to an increase in the volume of earning assets, a stable interest environment, and an unusual gain on an investment.

    The tax equivalent interest income increased by $490,000 in 1999 to $16,379,000 as compared to 1998. A 6.95% increase in the level of earning assets offsets a decrease in the yield and resulted in the earnings improvement. The increase in earning assets is attributable to an 8.31% increase in average loans outstanding which were primarily real estate loans. The funding of the asset growth was from deposits of local customers (primarily time deposits) and declines in federal funds sold and securities available for sale.

    Noninterest income increased 39.70% in 1999 compared to 1998 due to an increase in service charge income and an unusual gain from a demutualization of an insurance company which provides insurance coverage. Noninterest expenses increased 9.96% in 1999 due mainly to the higher cost of data processing, year 2000 compliance expenses and the opening of a new branch in Moorefield.

Net Interest Margin

    1999 compared to 1998

    The Company's net interest margin on a tax equivalent basis was $8,716,000 for 1999 compared to $8,144,000 for 1998. The increase was due to an increase in average earning assets (6.95%) and an increased spread (the difference in rates earned on assets and paid on liabilities) from 3.60% in 1998 to 3.70% in 1999. Average loans outstanding grew by 8.31% from 1998 to 1999. This growth reflected good local and national economic conditions, stable interest rates and expanded banking facilities. The overall costs of funds reflected the high level of competition for deposits in the Company's service area which has traditionally paid higher rates on deposits than larger, statewide financial institutions. The deposit increase represented growth in money market savings and time deposit accounts and was obtained primarily from customers in the immediate service areas.

    Loans outstanding at December 31, 1999 increased 12.29% over amounts at December 31, 1998. The loan increase was the result of opening branches in new market areas and continued efforts to increase lending in existing markets. Loan growth was funded primarily by deposit growth and a decline in the level of federal funds sold and investments. The increase in the dollar amount of tax equivalent net interest margin for 1999 over the 1998 amounts is the result of slight declines in the costs of funds and an annualized growth in earning assets of 6.95%. The Company anticipates its net interest margin remaining stable or declining slightly in view of future increases in interest rates by the Federal Reserve Bank. Rates paid on deposits are expected to increase over the next twelve months as the result of recent and anticipated Federal Reserve Bank's increases in rates. Returns on most loans have repricing opportunities within the next twelve months and the Company should be able to maintain its net interest margin.

    A summary of the net interest  margin  analysis is shown as Table II on page
20.

    1998 Compared to 1997

    The Company's net interest margin on a tax equivalent basis was $8,144,000 for 1998 compared to $7,740,000 for 1997. The increase was due to an increase in average earning assets (5.43%) and an increased spread (the difference in rates earned on assets and paid on liabilities) from 3.52% in 1997 to 3.60% in 1998. Average loans outstanding grew by 9.44% from 1997 to 1998. This growth reflected good local and national economic conditions, moderate interest rates and expanded banking facilities. The deposit increase represented growth in all types of accounts (particularly time deposits) and was obtained primarily from customers in the immediate service areas.

    Loans outstanding at December 31, 1998 increased 8.23% over amounts at December 31, 1997. The loan increase was the result of opening branches in new market areas and continued efforts to increase lending in existing markets. Loan growth was funded primarily by deposit growth with a slight decline in the level of security investments. The increase in the tax equivalent net interest margin for 1998 over the 1997 amounts was the result of slight declines in the costs of funds on all types of deposit accounts and an annualized growth in earning assets of 5.43%.

    A summary of the net interest  margin  analysis is shown as Table II on Page
20.

Provision for Loan Losses

    The Company's provision for loan losses were $320,000 for 1999, $355,000 for 1998 and $190,000 for 1997. Net loan losses were $357,000 in 1999 compared to $370,000 in 1998 and $78,000 in 1997. The Company's three year charge off rate of .19% of average loans outstanding compares closely with its peer group. The 1999 charge off percentage of .23% of average loans is only slightly above the peer group average for the year. (See the following discussion relating to the allowance for loan losses.)

Noninterest Income

    1999 Compared to 1998

    Overall noninterest income increased in 1999 by 39.70% when compared with 1998 operations. Increases in service charge income was the result of volume increases and an increase in rates for not sufficient funds (NSF) checks. Other operating income increased due to a $165,000 gain from the demutualization of an insurance company with which the Company has investments in insurance contracts. The Company also recognized greater income from investments in insurance contracts due to a larger volume of investment in these assets. Losses from the sale of mutual funds in 1999 of $65,000 tempered the overall gain in noninterest income as no such losses were incurred in 1998.

    1998 Compared to 1997

    Noninterest income (before losses on securities) for 1998 increased 7.07% from 1997. Increases in service charge income of 12.08% and other operating income of 37.19% were the result of an increase in volume of transactions. Insurance income decreased $67,000 due to significantly higher mortality claims. Losses on security transactions declined from $117,000 in 1997 to $2,000 in 1998. The 1997 figures included a loss of $123,000 on a mutual fund that was not repeated in 1998.

Noninterest Expenses

    1999 Compared to 1998

    Total noninterest expenses increased 9.96% in 1999 when compared with 1998 operations. Salaries and benefits increased 10.76% due to the increase in staff at the new branch, merit and inflationary raises and higher benefit costs. Average full time equivalent employees increased 7.75% in 1999 and staffing the new branch was a major reason for this increase. The costs of occupancy and equipment increased 8.93% due to the branch openings and depreciation associated with the new facility and equipment upgrades to insure year 2000 compliance. Data processing expenses increased by 3.64% due to new communication lines, general asset growth and expanded locations. Other operating expenses increased 10.91% in 1999 for all of the reasons cited above. Noninterest expense as a percentage of average assets was 2.74% in 1999 compared to 2.69% in 1998 and 2.73% in 1997. This ratio continues to compare favorably to the Company's peer group. The overall increase in noninterest expenses is in line with the increase in assets and is in line with management's expectations.

    1998 Compared to 1997

    Overall, noninterest expense increased 5.11% in 1998 when compared to 1997. Personnel expenses increased 3.80% as the result of merit and inflationary raises. Occupancy and equipment expenses increased 2.35% as the result of asset growth and inflation. Data processing expenses increased by 4.46% as a result of increased transaction volume and rate increases. Other noninterest expenses increased by 9.94% due to asset growth and costs in preparing for the year 2000.

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

    Loans outstanding increased $18,230,000 or 12.29% in 1999. The bulk of this increase was in real estate and consumer loans. The loan to deposit ratio was 86.62% at December 31, 1999 compared to 80.39% at December 31, 1998. Management believes this level of lending activity is satisfactory to generate adequate earnings without undue credit risk. Loan demand is expected to remain satisfactory in the near future with any growth a function of local and national economic conditions.

     The following table summarizes the Company's loan portfolio, net of unearned income:

                                                  At December 31,
                                             1999        1998        1997
                                             ----        ----        ----
                                               (Dollars in Thousands)
     Real Estate:
       Mortgage                           $ 93,391    $ 83,446    $ 75,221
       Construction                          3,296       2,969       2,189
     Commercial                             31,567      30,718      30,716
     Installment                            39,994      33,464      31,492
                                           -------     -------     -------

                                           168,248     150,597     139,618
     Less unearned discount                 (1,634)     (2,213)     (2,513)
                                           -------     -------     -------

                                           166,614     148,384     137,105
     Allowance for loan losses              (1,318)     (1,355)     (1,369)
                                           -------     -------     -------

       Loans, net                         $165,296    $147,029    $135,736
                                           =======     =======     =======


     The following table shows the maturity of loans outstanding (in thousands of dollars) as of December 31, 1999, 1998 and 1997.

    Maturity Range                          1999        1998        1997
    --------------                          ----        ----        ----

     Predetermined Rates:
       0 - 12 months                      $ 91,080    $ 73,878    $ 63,117
       13 - 60 months                       61,193      53,765      54,070
       More than 60 months                  14,147      20,702      19,918
     Nonaccrual Loans                          194          39
                                           -------     -------     -------

       Total Loans                        $166,614    $148,384    $137,105
                                           =======     =======     =======


     The following table shows the Company's loan maturity distribution (in thousands of dollars) as of December 31, 1999:

                                             Maturity Range
                                Less Than     1-5        Over
       Loan Type                  1 Year     Years      5 Years    Total
       ---------                 -------     -----      -------    -----

     Commercial and

       Agricultural Loans     $ 23,353    $  5,860    $  2,354    $ 31,567
     Real Estate-mortgage       55,924      27,500       9,967      93,391
     Real Estate-construction    3,296                               3,296
     Consumer - installment      8,542      27,891       1,927      38,360
                               -------     -------     -------     -------

       Total                  $ 91,115    $ 61,251    $ 14,248    $166,614
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

     Real estate acquired through foreclosure was $121,000 at December 31, 1999, $95,000 at December 31, 1998 and $174,000 at December 31, 1997. All foreclosed property held at December 31, 1999 was in the Company's primary service area. The Company's practice is to value real estate acquired through foreclosure at the lower of (i) an independent current appraisal or market analysis less anticipated costs of disposal, or (ii) the existing loan balance. The Company is actively marketing all foreclosed real estate and does not anticipate material write-downs in value before disposition.

     Nonperforming loans increased 20.94% at December 31, 1999 compared to 1998. Nonaccrual loans, which had been minimal in 1997 and 1998, increased as the result of a few workout situations. Loans 90 and more days past due increased 11.30% compared to a 12.29% increase in total loans outstanding. The increase in delinquent real estate loans includes a large loan that is primarily guaranteed by the State of West Virginia. Management does not anticipate any material losses from the current level of nonperforming assets.

     The following table summarizes the nonperforming loans:

                                                  At December 31,
                                           1999        1998        1997
                                           ----        ----        ----
                                               (Dollars in Thousands)

     Loans accounted for on a
       nonaccrual basis                  $  194       $   39     $

     Loans  contractually  past due
       90 days or more as to interest
       or  principal payments (not
       included in nonaccrual loans above)
         Commercial                           89          41           17
         Real estate                       1,465       1,339          938
         Installments                        140         142          292
                                          ------       -----       ------

       Total Delinquent Loans              1,694       1,522        1,247
                                          ------       -----       ------

       Total Nonperforming Loans         $ 1,888      $1,561      $ 1,247
                                          ======       =====       ======

    An inherent risk in the lending of money is that the borrower will not be able to repay the loan under the terms of the original agreement. The allowance for loan losses (see subsequent section) provides for this risk and is reviewed periodically for adequacy. This review also considers concentrations of loans in terms of geography, business type or level of risk. While lending is geographically diversified within the service area, the Company does have some concentration of loans in the area of agriculture (primarily poultry farming), timber and related industries. Management recognizes these concentrations and considers them when structuring its loan portfolio. As of December 31, 1999, management is not aware of any significant potential problem loans for which the debtor is currently meeting their obligations as stated in the loan agreement but which may change in future periods.

     As of December 31, 1999, the Company did not have any potential problem loans as defined in Guide 3 that would require disclosure.

Allowance for Loan Losses

     Management has analyzed the potential risk of loss on the Company's loan portfolio given the loan balances and the value of the underlying collateral and has recognized losses where appropriate. Nonperforming loans are closely monitored on an ongoing basis as part of the Company's loan review process. Management reviews the loan loss allowance at the end of each quarter. Based primarily on the Company's loan classification system, which classifies problem credits as substandard, doubtful or loss, additional provisions for losses are made monthly. The ratio of the allowance for loan losses to total loans outstanding was .79% at December 31, 1999 compared to .91% at December 31, 1998 and 1.00% at December 31, 1997. At December 31, 1999, the ratio of the allowance for loan losses to nonperforming loans was 69.83% compared to 86.83% at December 31, 1998 and 109.78% at December 31, 1997.

     Charge offs for 1999 were .23% of average loans outstanding and about the same as the Company's peer group over the last three years. Losses on mortgage lending were higher in 1999 primarily due to an individual loss. The Company anticipates some recoveries due to pending legal actions but reflects these only when the recovery is actually realized.

     Management continues to monitor the economic health of the poultry industry. The Company has direct loans to poultry growers and the industry is a large employer in the Company's trade area. Operating results for the industry have improved since 1997 due to a dramatic decline in grain prices and better turkey pricing. However, the industry has not fully recovered due to a decline in chicken prices and profitability in this industry is still quite volatile.

     The following table summarizes changes in the allowance for loan losses:

                                               Year Ending December 31,
                                              1999       1998       1997
                                              ----       ----       ----
                                               (In Thousands of Dollars)

     Balance at beginning of period          $1,355     $1,370    $1,257
                                              -----      -----     -----

     Loan Losses:
       Commercial and agricultural              107        135        34
       Real estate - mortgage                    87         53        20
       Installment loans to individuals         254        289       170
                                              -----      -----     -----

       Total loan losses                        448        477       224
                                              -----      -----     -----

     Recoveries:
       Commercial and agricultural               16          6         9
       Real estate - mortgage                     1          1        25
       Installment loans to individuals          74        100       113
                                              -----      -----     -----

       Total recoveries                          91        107       147
                                              -----      -----     -----

       Net loan losses                          357        370        77
                                              -----      -----     -----

     Additions charged to operations            320        355       190
                                              -----      -----     -----

     Balance at end of period                $1,318     $1,355    $1,370
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

     The following table shows the balance and percentage of the Company's allowance for loan losses allocated to each major category of loans:

                                                 At December 31,

                        1999               1998              1997

                           Percent               Percent              Percent
                             of                    of                   of
                            Loans                 Loans                Loans
                     Percent in           Percent  in           Percent in
                       of Category          of  Category          of Category
                     Allow-to Total       Allow-to Total        Allow-to Total
              Amount  ance  Loans   Amount ance   Loans  Amount  ance  Loans
              ------ -------------  ------------ ------- ------ ------------
                                       (Dollars in Thousands)

Commercial    $  395   30%    19%   $  379  28%    23%   $  343    25%   22%

Real estate
  mortgage       211   16     58       434  32     56       548    40    56
Installment      580   44     23       406  30     21       343    25    22
Unallocated      132   10              136  10              136    10
              ------  ---   ----     ----- ---    ---     -----   ---   ---

              $1,318  100%   100%   $1,355 100%   100%   $1,370   100%   100%
               =====  ===    ===     =====  ===   ===     =====   ===    ===

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

     The provision for loan losses charged to operations was $320,000 for 1999, $355,000 for 1998 and $190,000 for 1997. In the opinion of management, the provision charged to operations over this three year period has been sufficient to maintain an adequate allowance for loan losses.

Securities

     The Company's securities portfolio serves several purposes. Portions of the portfolio are used to secure certain public and trust deposits. The remaining portfolio is held as investments or used to assist the Company in liquidity and asset liability management. During 1999, total securities decreased to $29.8 million or 13.52% of total assets at December 31, 1999. Total securities were $34.0 million or 16.11% of total assets at December 31, 1998.

     The securities portfolio consists of three components: securities held to maturity, securities available for sale and restricted securities. Securities are classified as held to maturity when management has the intent and the Company has the ability at the time of purchase to hold the securities to maturity. Held to maturity securities are carried at cost, adjusted for amortization of premiums and accretion of discounts. Securities to be held for indefinite periods of time are classified as available for sale and accounted for at market value. Securities available for sale include securities that may be sold in response to changes in market interest rates, changes in the security's prepayment risk, increases in loan demand, general liquidity needs and other similar factors. Restricted securities are those investments purchased as a requirement of membership in certain loan banks and cannot be transferred without the issuer's permission. The Company's purchases of securities have generally been limited to securities of high credit quality with short to medium term maturities.

     The Company identifies at the time of acquisition those securities that are available for sale. These securities are valued at their market value with any difference in market value and amortized cost shown as an adjustment in stockholders' equity. Changes within the year in market values are reflected as changes in stockholders' equity, net of the deferred tax effect. As of December 31, 1999, cost of the securities available for sale exceeded their market value by $580,000 ($366,000 after the related tax effect).

     The following table summarizes the carrying value of the Company's securities at the dates indicated:

                                  Held to Maturity        Available for Sale
                                   Carrying Value           Carrying Value
                     ----------------------------------------------------------
                                      December 31,           December 31,
                                 1999    1998    1997    1999    1998    1997
                                 ----    ----    ----    ----    ----    ----
                                (Dollars in Thousands)  (Dollars in Thousands)

     U.S. treasuries, agencies
       and corporations         $       $       $  751 $21,160 $22,129 $20,349
     Obligations of states and
       political subdivisions    2,837   2,987   3,295     243     262     101

     Mortgage-backed securities    340     517     531   4,339   6,821  10,665
                                ------   -----   -----  ------  ------  ------

       Total Debt Securities     3,177   3,504   4,577  25,742  29,212  31,115

     Other securities                                      151     546     567
                                ------  ------   -----  ------  ------  ------

       Total                   $ 3,177 $ 3,504  $4,577 $25,893 $29,758 $31,682
                                ======  ======   =====  ======  ======  ======


     The carrying amount and estimated market value of debt securities (in thousands of dollars) at December 31, 1999 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

     Securities Held to Maturity             Amortized      Fair       Average
                                                Cost        Value       Yield

     Due in one year or less                 $  1,030     $  1,047     10.31%
     Due after one year through five years        977          974      7.15%
     Due after five years through ten years     1,170        1,155      7.46%

       Total Held to Maturity                $  3,177     $  3,176      8.29%
                                             ========      =======     =====


     Securities Available for Sale           Amortized      Fair       Average
                                               Cost         Value       Yield

     Due in one year or less                 $  7,438     $  7,380      5.76%
     Due after one year through five years     17,370       17,064      5.90%

     Due after five years through ten years       482          483       5.89%
     Due after ten years                          255          244       7.34%
                                              -------     --------      -----

       Total Fixed Rate Securities             25,545       25,171       5.95%

     Variable Rate Securities                     572          571

     Equities                                     167          151       5.87%
                                             --------     --------      -----

       Total Available for Sale             $  26,284    $  25,893       5.95%
                                             ========     ========      =====


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

     The average balance of interest bearing deposits increased by 7.07% in 1999 over average levels in 1998. The average rate paid on deposits declined to 4.47% in 1999 from 4.88% in 1998 and 5.04% in 1997. The majority of the Company's deposits are higher yielding time deposits as most of its customers are individuals who seek higher yields than savings accounts or don't wish to accept the risks of the stock market.

     The Company does not actively solicit large certificates of deposit (those more than $100,000) due to the unstable nature of these deposits. Increases in 1999 are the result of overall deposit growth and higher than average rates offered by the Company. A summary of the maturity of large deposits is as follows:

                                                   December 31,
                                               --------------------
         Maturity Range                    1999        1998        1997
         --------------                    ----        ----        ----
                                            (In Thousands of Dollars)

     Three months or less               $  6,341    $  5,883    $   6,086
     Four to twelve months                12,342      11,391        8,497
     One year to five years                9,846       8,449        8,744
                                         -------     -------     --------

       Total                            $ 28,529    $ 25,723    $  23,327
                                         =======     =======     ========


Borrowed Money

     The Company will occasionally borrow funds from the Federal Home Loan Bank to reduce market rate risks. Such borrowings have fixed repayment terms and are amortized over a ten to twenty year life. Borrowings from this institution allows the banks to offer long-term, fixed rate loans to their customers and match the interest rate exposure of the receivable and the liability. The Company had additional borrowings in 1999 of $395,000 and repayments within the year of $147,000.

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

     The following table shows risk-based capital ratios and stockholders' equity to total assets:

                                                 Regulatory     December 31,
                                                   Minimum    1999       1998
                                                 -----------  ----       ----
     Capital Ratios

       Risk-based capital to risk-weighted assets
         Tier 1                                     8.00%     16.60%    17.00%
         Total                                      4.00%     17.35%    18.02%
       Stockholders' equity to total assets         5.00%     10.99%    10.83%

     The capital management function is an ongoing process. Central to this process is internal equity generation accomplished by earnings retention. During 1999, 1998 and 1997, total stockholders' equity increased by $1,378,000, $1,550,000 and $1,068,000, respectively, as a result of earnings retention and changes in the unrealized gains (losses) on securities available for sale. The return on average equity was 9.94% in 1999 compared to 9.12% for 1998 and 8.80% for 1997. Total cash dividends declared represent 25.04% of net income for 1999 compared to 26.94% of net income for 1998 and 26.84% for 1997. Book value per share was $48.26 at December 31, 1999 compared to $45.52 at December 31, 1998 and $42.43 at December 31, 1997.

     In April of 1997, the Company repurchased 12,168 shares of common stock for $499,000. The repurchased stock is being held as treasury stock and may be used in future periods for a variety of business purposes. The stock was repurchased from the estate of William G. VanMeter for whom the Company's chairman, John VanMeter, is the executor.

     The Company's principal source of cash income is dividend payments from the Banks. Certain limitations exist under applicable law and regulation by regulatory agencies regarding dividend payments to a parent by its subsidiaries. As of January 1, 2000, the Banks had $3,362,000 of retained earnings available for distribution to the Company as dividends without prior regulatory approval.

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

     The investing activity saw a net increase in loans of $18,597,000 and an investment of $2,400,000 in single premium life insurance policies used to fund deferred compensation. New equipment and facility additions were $1,338,000 in 1999 compared with $337,000 in 1998. Funding these investments was an increase in deposits of $7,758,000, a decline in interest bearing deposits in other banks of $995,000, a decline in federal funds sold of $9,700,000, a decline in investments of $4,178,000 and retained operating income of $1,743,000.

     In the year ending December 31, 1999, cash and due from banks increased $2,200,000 as cash provided by operations and financing activities exceeded cash used in investing activities. The Banks increased currency reserves at all branches at year end in anticipation of larger cash requirements resulting from the year 2000 changeover. Cash provided by operations consists primarily of earnings from operations and noncash expenses such as the provision for loan losses, deferred income taxes and depreciation. The dividends paid of $582,000 in 1999 was an increase of 7.41 percent over 1998 amounts.

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

     At December 31, 1999, the Company had a negative gap position through the third year. This liability sensitive position typically produces a favorable contribution to earnings during periods of decreasing rates and an unfavorable contribution to earnings during a period of increasing rates. The Company expects an increase in the overall cost of money in 2000 due to the renewal of certificates to be issued at higher rates and a slight increase in other deposit rates.

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

     The majority of the Company's commercial and real estate loans are made with repricing frequencies of three months to three years. For this reason, 79% of all loans will reprice within three years of December 31, 1999. Installment loans generally have a fixed rate of interest but have limited amortization periods. These loans have an average life to maturity of less than two years. Management believes that its philosophy of generally requiring loan repricing within a three to five year period to be the most prudent approach to asset/liability management.

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

     Table IV (page 22) shows the maturity of liabilities and assets in future periods. Table III (page 21) shows the effects of rate and volume changes on the net interest margin for the past three year period.

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

     The Company's reported earnings results have been affected by inflation, but isolating the effect is difficult. The different types of income and expense are affected in various ways. Interest rates are affected by inflation, but the timing and magnitude of the changes may not coincide with changes in the consumer price index. Management actively monitors interest rate sensitivity, as illustrated by the Gap Analysis (Table IV, page 22) in order to minimize the effects of inflationary trends on interest rates. Other areas of noninterest expenses may be more directly affected by inflation.

Year 2000 Discussion

     The Company and its subsidiary banks began preparing for the year 2000 changeover in 1997. Plans were developed to update equipment and software and contingency plans were instituted to address problems that may have occurred due to suppliers inability to perform as expected. Some of the equipment purchases replaced outdated property and would have been made in the normal course of business. All phases of the Company's major operations were addressed and the plans were heavily reviewed by federal and state regulators. The result of this effort is that all aspects of the Bank's operations have performed without major interruption and entering the new millennium has had a negligible impact on customer service, correspondent banking or 2000 profitability.

Securities and Exchange Commission WEB Site

     The Securities and Exchange Commission maintains a WEB site that contains reports, proxy and information statements and other information regarding registrants (including the Company) that file electronically with the Commission. That address is (http: //www.sec.gov)

TABLE I

                              SUMMARY OF OPERATIONS

                          (Dollar amounts in thousands)

                                          Years Ending December 31,
                                  (In  Thousands  Except for Share Amounts)

                                  1999     1998     1997     1996     1995

Total Interest Income           $16,243  $15,772  $15,084  $14,182  $12,758
Total Interest Expense           (7,663)  (7,745)  (7,474)  (7,103)  (6,219)
                                 ------   ------   ------   ------   ------

Net Interest Income               8,580    8,027    7,610    7,079    6,539
Provision for Loan Losses           320      355      190      135      120
                                 ------   ------   ------   ------   ------

Net Interest Income after

   Provision for Loan Losses      8,260    7,672    7,420    6,944    6,419
Other Income                      1,026      735      571      592      581
Other Expenses                    5,912    5,377    5,115    4,570    4,191
                                 ------   ------   ------   ------   ------

Income before Income Taxes        3,374    3,030    2,876    2,966    2,809
Income Tax Expense                1,049    1,018      996      953      956
                                 ------   ------   ------   ------   ------

   Net Income                   $ 2,325  $ 2,012  $ 1,880  $ 2,013  $ 1,853
                                 ======   ======   ======   ======   ======


Net Income Per Share            $  4.63  $  4.01  $  3.73  $  3.92  $  3.60
Dividends Per Share             $  1.16  $  1.08  $  1.00  $   .94  $   .83

Total Assets at Year End       $220,481 $210,981 $190,770 $178,847 $167,884
                                =======  =======  =======  =======  =======



Return on Average Assets          1.08%    1.01%    1.00%    1.15%    1.16%
Return on Average Equity          9.94%    9.12%    8.80%    9.99%   10.15%
Dividend Payout Ratio            25.04%   26.94%   26.80%   24.00%   23.03%
Year End Equity to Assets Ratio  10.99%   10.83%   11.16%   11.31%   11.24%

TABLE II


                                  NET INTEREST MARGIN AND AVERAGE BALANCE ANALYSIS

                                             (Dollar amounts in thousands)


                                       1999                          1998                          1997
                                ------------------           -------------------              ------------
                                      Income/   Yield/              Income/   Yield/               Income/   Yield/
EARNING ASSETS              Average   Expense   Rate      Average   Expense    Rate      Average   Expense    Rate


Loans 1,3                  $155,102  $ 13,699    8.81    $143,197  $ 13,163    9.18     $130,848   $ 12,249    9.36

Investment securities:
   Taxable 4                 29,235     1,755    6.00      31,402     1,952    6.22       37,032      2,315    6.25
   Nontaxable 1,4             3,192       271    8.49       3,316       270    8.14        3,568        298    8.35
                            -------   -------    ----     -------   -------    ----      -------    -------    ----

   Total Investment
     Securities              32,427     2,026    6.25      34,718     2,222    6.40       40,600      2,613    6.44

Interest bearing deposits
   in banks                   4,161       222    5.33       1,215        64    5.27         685          37    5.40

Federal funds sold            8,685       432    4.97       8,216       440    5.36       5,561         314    5.65
                            -------   -------    ----     -------   -------    ----     -------     -------    ----

   Total Earning Assets     200,375    16,379    8.17     187,346    15,889    8.48     177,694      15,213    8.56
                                      -------    ----               -------    ----                 -------    ----

Allowance for loan
 losses                      (1,322)                       (1,319)                       (1,314)
Nonearnings assets           16,931                        13,636                        10,860
                            -------                       -------                      --------

   Total Assets            $215,984                      $199,663                      $187,240
                            =======                     =========                       =======

INTEREST-BEARING LIABILITIES

Deposits:
   Demand                  $ 32,971    $   809    2.45    $ 29,187  $   808     2.77   $ 27,823       $  799    2.87
   Savings                   21,250        583    2.74      20,135      671     3.33     18,684          659    3.53
   Time deposits            114,632      6,133    5.35     108,382    6,213     5.73    100,444        5,930    5.90
                            -------     ------    ----     -------   ------     ----    -------       ------    ----

   Total Deposits           168,853      7,525    4.46     157,704    7,692     4.88    146,951        7,388    5.03
Other borrowed money          2,560        138    5.39         974       53     5.44      1,443           85    5.89
                            -------     ------    ----     -------   ------     ----    -------       ------    ----

   Total Interest Bearing
     Liabilities            171,413      7,663    4.47     158,678    7,745     4.88    148,394        7,473    5.04
                                        ------    ----               ------     ----                  ------    ----

Noninterest bearing
  deposits                   20,319                         17,744                       16,100
Other liabilities               856                          1,186                        1,370
                              -----                          -----                       ------

   Total Liabilities        192,588                        177,608                      165,864

   Stockholders'
     Equity                  23,396                         22,055                       21,376
                             ------                         ------                       ------

   Total Liabilities
     and Equity            $215,984                       $199,663                     $187,240
                            =======                        =======                      =======

   Net Interest Earnings               $  8,716                     $8,144                          $  7,740
                                        =======                      =====                           =======

   Net Yield on Interest Earning Assets           4.35%                         4.35%                           4.36%
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

TABLE III

             EFFECT OF RATE-VOLUME CHANGES ON NET INTEREST INCOME
                      (On a fully taxable equivalent basis)
                            (In thousands of dollars)

                            1999 Compared to 1998        1998 Compared to 1997
                              Increase (Decrease)         Increase (Decrease)

                           Due to Change in: Total     Due to Change in: Total
                          Average  Average  Increase   Average Average Increase
                          Volume     Rate  (Decrease)  Volume   Rate  (Decrease)


Interest Income:

   Loans 2                $1,093    $(557)   $ 536      $1,155  $(241)   $ 914

   Investment Securities:
     Taxable                (135)    (62)     (197)       (352)   (11)    (363)
     Nontaxable              (10)     11         1         (21)    (7)     (28)
                           -----    ----      ----        ----   ----     ----

   Total Investment
     Securities             (145)    (51)     (196)       (373)   (18)    (391)

   Interest bearing deposits
     in banks                155       3       158          29     (2)      27
   Federal funds sold         25     (33)       (8)        144    (18)     126
                           -----    ----      ----        ----   ----     ----

   Total Interest Income   1,128    (638)      490         955   (279)     676
                           -----    ----      ----        ----   ----     ----

Interest Expense:

   Deposits:
     Demand                  105    (104)        1          39    (30)       9
     Savings                  37    (125)      (88)         51    (39)      12
     All other time deposits 358    (438)      (80)        468   (185)     283

   Other borrowed money       86      (1)       85        (28)     (4)     (32)
                           -----    ----      ----       ----    ----     ----

   Total Interest Expense    586    (668)      (82)       530    (258)     272
                           -----    ----      ----       ----    ----     ----

   Net Interest Income    $  542   $  30     $ 572      $ 425   $ (21)   $ 404
                           =====    ====      ====       ====    ====     ====


1 Changes in volume are calculated based on the difference in average balance multiplied by the prior year average rate. Rate change differences are the difference in the volume changes and the actual dollar amount of interest income or expense changes.

2  Nonaccrual loans have been included in average asset balances.

TABLE IV

                       INTEREST RATE SENSITIVITY ANALYSIS
                            (In thousands of dollars)
                                DECEMBER 31, 1999

                                                          More than
                                                           5 Years
                         1 - 90  91 - 365 1 to 3   3 to 5 or Without
                          Days     Days    Years    Years  Maturity   Total

EARNINGS ASSETS

   Loans                $24,041  $67,074  $39,741  $21,510  $14,248 $166,614
   Fed funds sold         2,703                                        2,703
   Securities             4,483    5,816   15,581    1,152    2,783   29,815
   Interest bearing time
     deposits               783      600    1,053                      2,436
                         ------   ------   ------   ------    -----   ------

   Total                 32,010   73,490   56,375   22,662   17,031  201,568
                       -------- -------- -------- --------  -------  -------


INTEREST BEARING LIABILITIES

   Transaction accounts  18,102                                       18,102
   Money market accounts 13,391                                       13,391
   Savings accounts      21,330                                       21,330
   Time deposits more than
     $100,000             6,341   12,342    7,218    2,628            28,529
   Time deposits less than
     $100,000            17,296   43,902   22,994    5,675       41   89,908
   Other borrowed money      88      136      392      407    1,545    2,568
                         ------   ------   ------   ------    -----   ------

   Total                 76,548   56,380   30,604    8,710    1,586  173,828
                         ------   ------   ------   ------    -----  -------

Discrete interest
   sensitivity GAP      (44,538)  17,110   25,771   13,952  15,445    27,740

Cumulative interest
   sensitivity GAP      (44,538) (27,428)  (1,657)  12,295  27,740

Ratio of cumulative
  interest sensitive
  assets to cumulative
  interest sensitive
  liabilities             41.82%   79.37%   98.99%  107.14% 115.96%



Assumes all transaction, money market and savings deposit accounts reprice within 90 days.

Item 7. Financial Statements

                          Index to Financial Statements

                                                                        Page

Consolidated Balance Sheets as of December 31, 1999 and 1998             24

Consolidated Statements of Income for the Years Ended December 31,
  1999, 1998 and 1997                                                    25

Consolidated Statements of Changes in Stockholders' Equity for
  the Years Ended December 31, 1999, 1998 and 1997                       26

Consolidated Statements of Cash Flows for the Years Ended
  December 31, 1999, 1998 and 1997                                       27

Notes to Consolidated Financial Statements                               28

Independent Auditors' Report                                             46

CONSOLIDATED BALANCE SHEETS

HIGHLANDS BANKSHARES, INC.

                                                           December 31,
ASSETS                                               1999           1998

Cash and due from banks (notes 2, 3 and 15)      $ 7,312,241    $ 5,111,863
Interest bearing deposits in banks                 2,436,271      3,431,523
Federal funds sold                                 2,702,633     12,374,283
Investments:
  Securities held to maturity (note 4)             3,176,547      3,503,965
    (fair value of $3,175,918 and $3,621,218
     at December 31, 1999 and 1998, respectively)
  Securities available for sale (note 4)          25,892,783     29,757,841
  Other investments                                  745,550        730,950

Loans (notes 5, 13, 14 and 15)                   166,614,055    148,383,904
  Less allowance for loan losses (note 6)         (1,318,332)    (1,355,377)
                                                  ----------     ----------

  Net Loans                                      165,295,723    147,028,527

Bank premises and equipment (note 7)               5,690,860      4,759,710
Interest receivable                                1,627,874      1,556,347
Investment in insurance contracts                  4,661,662      2,122,432
Other assets                                         938,901        603,501
                                                  ----------     ----------

  Total Assets                                  $220,481,045   $210,980,942
                                                 ===========    ===========

LIABILITIES

Deposits:
  Noninterest bearing                            $21,085,145    $22,043,509
  Interest bearing
    Money market and interest checking            18,101,823     18,353,696
    Money market savings                          13,391,006     11,393,244
    Savings accounts                              21,330,208     20,849,433
    Certificates of deposit over $100,000 (note 8)              28,528,959
25,722,913

    All other time deposits (note 8)              89,907,847     86,224,570
                                                  ----------     ----------

  Total Deposits                                 192,344,988    184,587,365

Accrued expenses and other liabilities             1,344,052      1,227,486
Long-term debt (note 9)                            2,567,958      2,319,544
                                                  ----------     ----------

  Total Liabilities                              196,256,998    188,134,395
                                                 -----------    -----------

STOCKHOLDERS' EQUITY

Common stock, $5 par value, 1,000,000 shares
  authorized, 546,764 shares issued                2,733,820      2,733,820
Surplus                                            1,661,987      1,661,987

Retained earnings (note 12)                       21,067,191     19,324,019
Other accumulated comprehensive income (loss)       (246,250)       119,422
                                                  ----------     ----------

                                                  25,216,748     23,839,248
Treasury stock (at cost, 44,866 shares in 1999
  and 1998)                                         (992,701)      (992,701)

  Total Stockholders' Equity                      24,224,047     22,846,547
                                                  ----------     ----------

  Total Liabilities and Stockholders' Equity    $220,481,045   $210,980,942
                                                 ===========    ===========

        The accompanying notes are an integral part of this statement.

CONSOLIDATED STATEMENTS OF INCOME

HIGHLANDS BANKSHARES, INC.

                                             Years      Ended     December 31,
                                             1999        1998          1997
INTEREST INCOME:

  Loans, including fees                  $13,663,857  $13,144,542 $12,229,824
  Federal funds sold                         431,670      440,293     314,382
  Interest bearing deposits                  221,724       64,230      36,915
  Investment securities - taxable          1,754,509    1,952,454   2,314,849
  Investment securities - nontaxable         171,192      170,115     187,667
                                           ---------     --------    --------

  Total Interest Income                   16,242,952   15,771,634  15,083,637
                                          ----------   ----------  ----------

INTEREST EXPENSE:

  Time deposits over $100,000              1,524,334    1,428,100   1,374,899
  Other deposits                           6,000,044    6,263,489   6,013,147
                                           ---------    ---------   ---------

  Total Interest on Deposits               7,524,378    7,691,589   7,388,046

  Borrowed money                             138,313       52,937      85,224
                                           ---------     --------    --------

  Total Interest Expense                   7,662,691    7,744,526   7,473,270
                                          ---------     ---------   ---------

NET INTEREST INCOME                        8,580,261    8,027,108   7,610,367

PROVISION FOR LOAN LOSSES (note 6)           320,000      355,000     190,000
                                           ---------     --------    --------

Net Interest Income after Provision

  for Loan Losses                          8,260,261    7,672,108   7,420,367
                                           ---------    ---------   ---------

NONINTEREST INCOME:

  Service charges                            409,052      339,289     302,726
  Insurance commissions and income           112,339      107,482     174,061
  Other operating income                     568,903      290,221     211,546
  Loss on security transactions (note 4)     (63,590)      (2,071)   (117,036)
                                           ---------     --------    --------

  Total Noninterest Income                 1,026,704      734,921     571,297
                                           ---------     --------    --------

NONINTEREST EXPENSES:

  Salaries and benefits (note 11)          3,230,973    2,916,970   2,810,116
  Occupancy expense                          269,483      269,469     241,478
  Equipment expense                          472,441      411,660     424,032
  Data processing expense                    473,392      456,740     437,232
  Other operating expenses                 1,466,016    1,321,750   1,202,271
                                           ---------    ---------   ---------

  Total Noninterest Expenses               5,912,305    5,376,589   5,115,129
                                           ---------    ---------   ---------

  Income before Income Tax Expense         3,374,660    3,030,440   2,876,535

INCOME TAX EXPENSE (note 10)               1,049,291    1,018,558     996,390
                                           ---------    ---------    --------

NET INCOME                                $2,325,369   $2,011,882  $1,880,145
                                           =========    =========   =========

Net Income Per Share                      $     4.63   $     4.01  $     3.73
                                          ==========    =========   =========

Cash Dividends Paid Per Share             $     1.16   $     1.08  $     1.00
                                          ==========    =========   =========

Weighted Average Shares Outstanding          501,898      501,898     504,330
                                           =========     ========    ========

        The accompanying notes are an integral part of this statement.


CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

HIGHLANDS BANKSHARES, INC.

                                                                               Accumulated
                                                                                  Other
                                    Capital                    Retained       Comprehensive     Treasury
                                     Stock          Surplus    Earnings        Income (Loss)      Stock          Total


BALANCE
   DECEMBER 31, 1996               $ 2,733,820    $ 1,661,987    $16,478,655     $(151,192)     $(493,813)    $20,229,457

   Comprehensive Income
     Net income                                                    1,880,145                                    1,880,145
     Change in unrealized loss
       on securities available
       for sale, net of tax
       effect of $112,119 (see note 2(l))                                         190,902                         190,902
                                                                                                                ---------

   Total Comprehensive
     Income                                                                                                     2,071,047

   Cash dividends                                                  (504,615)                                     (504,615)
   Purchase of treasury stock
     (12,168 shares)                                                                              (498,888)      (498,888)
                                  ----------     ----------      ----------     ---------         --------      ---------

BALANCE
   DECEMBER 31, 1997               2,733,820      1,661,987      17,854,185        39,710         (992,701)     21,297,001

   Comprehensive Income
     Net income                                                   2,011,882                                     2,011,882
     Change in unrealized gain
       on securities available
       for sale, net of tax
       effect of $46,814 (see note 2(l))                                          79,712                           79,712
                                                                                                               ----------

   Total Comprehensive
     Income                                                                                                     2,091,594

   Cash dividends                                                 (542,048)                                      (542,048)
                                   ---------     ---------      ----------     ---------         --------      ----------

BALANCE
   DECEMBER 31, 1998               2,733,820     1,661,987      19,324,019       119,422         (992,701)     22,846,547

   Comprehensive Income
     Net income                                                  2,325,369                                      2,325,369
     Change in unrealized gain
       on securities available
       for sale, net of tax
       effect of $214,757 (see note 2(l))                                       (365,672)                        (365,672)
                                                                                                               ----------

   Total Comprehensive
     Income                                                                                                     1,959,697

   Cash dividends                                                (582,197)                                       (582,197)
                                  ---------      ---------     ----------     ----------         ---------    -----------

BALANCE
   DECEMBER 31, 1999             $2,733,820     $1,661,987    $21,067,191     $ (246,250)        $(992,701)   $24,224,047
                                  =========      =========     ==========      =========          ========     ==========

        The accompanying notes are an integral part of this statement.

CONSOLIDATED STATEMENTS OF CASH FLOWS

HIGHLANDS BANKSHARES, INC.

                                                Years  Ended  December 31,
                                               1999       1998        1997

CASH FLOWS FROM OPERATING ACTIVITIES:

   Net income                              $2,325,369  $2,011,882   $1,880,145
   Adjustments to reconcile net income to
     net cash provided by operating activities:
       Loss on sale of securities              63,590       2,071      117,036
       Depreciation                           407,147     350,429      359,740
       Increase in insurance contracts       (139,230)    (52,432)
       Net amortization of security premiums  151,150      15,062       25,000
       Provision for loan losses              320,000     355,000      190,000
       Deferred income tax expense            (15,192)     (6,441)      (1,768)
       Change in other assets and liabilities:
         Interest receivable                  (71,527)     (8,743)    (186,171)
         Other assets                        (105,451)     127,550     (42,801)
         Accrued expenses                     116,566      (83,512)    (56,201)
                                            ---------    ---------    --------

   Net Cash Provided by Operating
     Activities                             3,052,422    2,710,866   2,284,980
                                            ---------    ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from maturity of securities
     held to maturity                        332,027     1,068,833   3,354,000
   Proceeds from maturities of
     securities available for sale        15,000,285    12,719,231   9,291,964
   Proceeds from sales of securities
     available for sale                      377,499                   501,000
   Purchases of securities available
     for sale                            (12,312,504)  (10,681,150) (7,630,000)
   Net change in other investments           (14,600)      (15,700)    (76,065)
   Net change in deposits in other banks     995,252    (2,604,887)      6,990
   Net increase in loans                 (18,587,196)  (11,647,875)(12,582,234)
   Change in federal funds sold            9,671,650    (5,479,168) (4,401,038)
   Purchase of property and equipment     (1,338,297)     (337,341)   (607,000)
   Investment in insurance contracts      (2,400,000)   (2,070,000)
                                          ----------    ----------  ----------

   Net Cash Used in Investing Activities  (8,275,884)  (19,048,057)(12,142,383)
                                         -----------    ----------  ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net change in time deposits             6,489,323     7,306,146   8,048,939
   Net change in other deposit accounts    1,268,300     9,345,508   2,777,665
   Additional long-term debt                 394,922     2,145,532   2,603,924
   Repayment of long-term debt              (146,508)      (52,140) (2,519,388)
   Dividends paid in cash                   (582,197)     (542,048)   (504,615)
   Purchase of treasury stock                                         (498,888)
                                           ---------     ---------    --------

   Net Cash Provided by Financing
     Activities                            7,423,840    18,202,998   9,907,637
                                          ----------    ----------   ---------

CASH AND CASH EQUIVALENTS:
   Net increase in cash and
     due from banks                        2,200,378     1,865,807      50,234
   Cash and due from banks,
     beginning of year                     5,111,863     3,246,056   3,195,822
                                           ---------     ---------   ---------

   Cash and Due from Banks, End of Year   $7,312,241    $5,111,863  $3,246,056
                                           =========     =========   =========

Supplemental Disclosures:
   Cash paid for:
     Interest expense                     $7,688,056    $7,798,847  $7,525,000
     Income taxes                          1,152,533     1,013,250     939,000

        The accompanying notes are an integral part of this statement.

CONSOLIDATED STATEMENTS OF CASH FLOWS

HIGHLANDS BANKSHARES, INC.

NOTE 1    NATURE OF OPERATIONS:

           Highlands Bankshares, Inc. (the "Company") is a bank holding company and operates under a charter issued by the state of West Virginia. The Company owns all of the outstanding stock of The Grant County Bank, the Capon Valley Bank and HBI Life Insurance Company, Inc. which operate under charters issued in West Virginia and Arizona. State chartered banks are subject to regulation by the West Virginia Division of Banking, Federal Reserve Bank and the Federal Deposit Insurance Corporation while the insurance company is regulated by the Arizona Department of Insurance. The Banks provide services to customers located mainly in Grant, Hardy, Hampshire, Mineral and Pendleton counties of West Virginia, including the towns of Petersburg, Keyser, Moorefield and Wardensville through seven branch offices. The insurance company sells life and accident coverage exclusively through the Company's subsidiary banks.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

HIGHLANDS BANKSHARES, INC.

NOTE 2    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

          (d) Securities

              Securities that the Company has both the positive intent and ability to hold to maturity (at time of purchase) are classified as held to maturity securities. All other securities are classified as available for sale. Securities held to maturity are carried at historical cost and adjusted for amortization of premiums and accretion of discounts, using the effective interest method. Securities available for sale are carried at fair value with any valuation adjustments reported, net of deferred taxes, as other accumulated comprehensive income. Also included in securities available for sale are marketable equity securities.

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

CONSOLIDATED STATEMENTS OF CASH FLOWS

HIGHLANDS BANKSHARES, INC.

NOTE 2    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

          (g) Impaired Loans

              Accounting standards require that impaired loans be presented in the financial statements at the present value of expected future cash flows or at the fair value of the loan's collateral. A valuation allowance is required to the extent that such measurement is less than the recorded investment. Under this standard a loan is considered impaired based on current information and events, if it is probable that the Company will be unable to collect the scheduled payments of principal and interest when due under the contractual terms of the loan agreement. Charge-offs for impaired loans occur when the loan, or portion of the loan, is determined to be uncollectible.

          (h) Bank Premises and Equipment

              Bank premises and equipment are stated at cost less accumulated depreciation. Depreciation is charged to income over the estimated useful lives of the assets using a combination of the straight-line and accelerated methods. The ranges of the useful lives of bank premises and equipment are as follows:

                  Buildings and Improvements          15 - 40 years
                  Furniture and fixtures               5 - 15 years

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

CONSOLIDATED STATEMENTS OF CASH FLOWS

HIGHLANDS BANKSHARES, INC.

NOTE 2    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

          (l) Comprehensive Income

              The Corporation adopted SFAS 130, Reporting Comprehensive Income, as of January 1, 1998. Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the balance sheet. Such items, along with net income, are components of comprehensive income. The adoption of SFAS 130 had no effect on the Corporation's net income or shareholders' equity.

              The components of other comprehensive income and related tax effects are as follows:

                                                    Years Ended December 31,
                                                    ------------------------
                                                  1999        1998        1997
                                                  ----        ----        ----
                                                         (In thousands)

              Unrealized holding gains (losses)
                 on available-for-sale
                 securities                      $(644,019)  $124,455  $185,985

              Reclassification adjustment for
                 losses realized in income          63,590      2,071   117,036
                                                  --------   --------  --------

              Net Unrealized Gains (Losses)       (580,429)   126,526   303,021
              Tax effect                           214,757    (46,814) (112,119)

              Net Change                         $(365,672)  $ 79,712  $190,902
                                                  ========    =======   =======


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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

HIGHLANDS BANKSHARES, INC.


NOTE 4    SECURITIES:

          The carrying amount and estimated fair value of securities are as follows:

                                Carrying  Unrealized  Unrealized    Fair
                                 Amount      Gains      Losses      Value

          Held to Maturity

          December 31, 1999

          Mortgage-backed     $  339,877  $     406   $     590  $  339,693
          State and municipals 2,836,670     21,575      22,020   2,836,225
                               ---------   --------    --------   ---------

          Total Securities
            Held to Maturity  $3,176,547  $  21,981   $  22,610  $3,175,918
                               =========   ========    ========   =========

          December 31, 1998

          Mortgage-backed     $  516,905  $   5,870   $          $  522,775
          State and municipals 2,987,060    111,383               3,098,443
                               ---------   --------    --------   ---------

          Total Securities
            Held to Maturity  $3,503,965  $ 117,253   $          $3,621,218
                               =========   ========    ========   =========

          Available for Sale

          December 31, 1999

          U. S. Treasuries
            and Agencies     $20,923,302  $   6,971   $ 260,709  $20,669,564
          Mortgage-backed      4,426,672      5,988      93,779    4,338,881
          State and municipals   255,000                 12,112      242,888
          Marketable equities    167,211                 15,711      151,500
          Corporate obligations  511,466                 21,516      489,950
                              ----------   --------    --------   ----------

          Total Securities
            Available for
            Sale             $26,283,651  $  12,959   $ 403,827  $25,892,783
                              ==========   ========    ========   ==========

          December 31, 1998

          U. S. Treasuries
            and Agencies     $21,428,019  $ 189,692   $     578  $21,617,133
          Mortgage-backed      6,751,620     69,812                6,821,432
          State and municipals   255,000      7,319                  262,319
          Marketable equities    618,708                 72,951      545,757
          Corporate obligations  514,934                  3,734      511,200

                              ----------   --------    --------   ----------
          Total Securities
            Available for
            Sale             $29,568,281  $ 266,823   $  77,263  $29,757,841
                               ==========  ========    ========   ==========

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

HIGHLANDS BANKSHARES, INC.


NOTE 4    SECURITIES (CONTINUED):

          The carrying amount and fair value of debt securities at December 31, 1999, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

          Securities Held to Maturity                                Fair
                                                       Cost          Value

          Due in one year or less                  $1,030,007    $1,047,066
          Due after one year through five years       964,503       961,609
          Due after five years through ten years    1,170,057     1,154,857
          Mortgage-backed securities                   11,980        12,386
                                                    ---------     ---------

            Total Held to Maturity                 $3,176,547    $3,175,918
                                                    =========     =========


          Securities Available for Sale                              Fair
                                                       Cost          Value

          Due in one year or less                  $6,428,680    $6,387,222
          Due after one year through five years    15,058,464    14,824,870
          Due after ten years                         255,000       242,888
          Mortgage-backed securities                4,374,296     4,286,303
                                                    ---------     ---------

          Total Fixed Rate Securities              26,116,440    25,741,283
          Equities                                    167,211       151,500
                                                    ---------     ---------

            Total Available for Sale               $26,283,651   $25,892,783
                                                    ==========    ==========

          The carrying amount (which approximates market value) of securities pledged by the banks to primarily secure deposits amounted to $10,326,168 at December 31, 1999 and $8,036,529 at December 31, 1998.

          There were no holdings totaling more than 10% of stockholders' equity with any issuer as of December 31, 1999 and 1998.

          All gains or losses in 1998 are from calls or early payoffs of securities designated as held to maturity. Losses in 1999 and 1997 include losses on mutual fund investments as well as gains/losses on calls and redemptions. Realized gains or losses for the years ending December 31 are as follows:

                                         1999          1998          1997
                                     ------------  ------------  --------

          Gains                       $   4,259    $    9,438    $    6,982
          Losses                        (67,849)      (11,509)     (124,018)
                                       --------     ---------     ---------

            Total                     $ (63,590)   $   (2,071)   $ (117,036)
                                       ========     =========-    =========

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

HIGHLANDS BANKSHARES, INC.


NOTE 5    LOANS:

          Loans outstanding as of December 31 are summarized as follows:

                                                     1999          1998
                                                  ------------------------

          Commercial                              $31,566,793   $30,717,977
          Real estate construction                  3,296,000     2,969,000
          Real estate mortgages                    93,391,419    83,446,041
          Consumer installment                     39,993,963    33,463,853
                                                   ----------    ----------

            Subtotal                              168,248,175   150,596,871
            Unearned interest                      (1,634,120)   (2,212,967)
                                                   ----------    ----------

            Total Loans                          $166,614,055  $148,383,904
                                                  ===========   ===========


NOTE 6    ALLOWANCE FOR LOAN LOSSES:

          A summary of changes in the allowance for loan losses for the years ended December 31 is shown in the following schedule:

                                          1999          1998         1997

          Balance at beginning of year $1,355,377    $1,369,566   $1,257,454

          Provision charged to
            operating expenses            320,000       355,000      190,000
          Loan recoveries                  90,544       107,051      146,855
          Loans charged off              (447,589)     (476,240)    (224,743)
                                        ---------     ---------   ----------

            Balance at end of year     $1,318,332    $1,355,377   $1,369,566
                                        =========     =========   ==========

            Percentage of outstanding

              loans                          .79%          .91%        1.00%

CONSOLIDATED STATEMENTS OF CASH FLOWS

HIGHLANDS BANKSHARES, INC.


NOTE 7    BANK PREMISES AND EQUIPMENT:

          Bank premises and equipment as of December 31 are summarized as follows:

                                                        1999         1998
                                                    ----------------------

          Land                                       $ 917,139   $  553,652
          Buildings and improvements                 5,019,994    5,176,923
          Furniture and equipment                    2,925,284    2,375,983
                                                     ---------    ---------

          Total cost                                 8,862,417    8,106,558
            Less - accumulated depreciation         (3,171,557)  (3,346,848)
                                                    ----------   ----------

            Net Book Value                          $5,690,860   $4,759,710
                                                     =========    =========

          Provisions for depreciation of $407,147 in 1999, $350,429 in 1998 and $359,740 in 1997 were charged to operations.

NOTE 8    DEPOSITS:

          At December 31, 1999, the scheduled maturities of certificates of deposit are as follows:

                      2000                         $79,984,589
                      2001                          20,648,211
                      2002                           9,359,494
                      2003                           3,925,004
                      2004                           4,519,508
                                                    ----------

                      Total                       $118,436,806
                                                   ===========


NOTE 9    LONG-TERM DEBT:

          The Company has borrowed money from the Federal Home Loan Bank of Pittsburgh (FHLB). The interest rates on the notes payable are fixed at the time of the advance and range from 2.50% to 6.60%; the weighted average interest rate is 5.37% at December 31, 1999. The long-term debt is secured by the assets of The Grant County Bank.

          Repayments of long-term debt are due either monthly or quarterly. Interest expense of $138,313, $52,937, and $53,181 was incurred on these debts in 1999, 1998, and 1997, respectively. The maturities of long-term debt as of December 31, 1999 are as follows:

                      2000                         $    224,204
                      2001                              190,744
                      2002                              201,580
                      2003                              208,726
                      2004                              198,226
                      Thereafter                      1,544,478
                                                    -----------

                      Total                        $  2,567,958
                                                    ===========

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

HIGHLANDS BANKSHARES, INC.


NOTE 10   INCOME TAX EXPENSE:

          The components of income tax expense for the years ended December 31, are summarized as follows:

                                              1999       1998        1997
                                          --------------------------------

          Current Expense

            Federal                         $ 930,223  $  899,787   $883,728
            State                             134,260     125,212    114,430
                                             --------     -------    -------

            Total Current Expense           1,064,483   1,024,999   $998,158
                                            ---------   ---------    -------

          Deferred Expense

            Federal                           (13,961)    (5,919)     (1,625)
            State                              (1,231)      (522)       (143)
                                             --------    -------     -------

            Total Deferred Expense            (15,192)    (6,441)     (1,768)
                                             --------    -------     -------

            Income Tax Expense             $1,049,291 $1,018,558    $996,390
                                            =========  =========     =======

          Income expense (benefits) relating
            to losses on security transactions
            are as follows:                 $ (23,528) $    (766)   $  2,040


          The deferred tax effects of temporary differences for the years ended December 31 are as follows:

                                              1999       1998       1997
                                          --------------------------------

          Tax effect of temporary differences:

            Provision for loan losses       $ (10,937) $(24,887)  $(42,793)
            Sale of loans                       7,192    32,612     (7,744)
            Pension expense                   (26,626)  (18,030)   (10,404)
            Depreciation                       23,945    30,497     51,675
            Deferred compensation             (24,797)
            Miscellaneous                      16,031   (26,633)     7,498
                                              -------   -------    -------

            Net increase in deferred
              income tax benefit            $ (15,192) $ (6,441)  $ (1,768)
                                             ========   =======    =======

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

HIGHLANDS BANKSHARES, INC.


NOTE 10   INCOME TAX EXPENSE (CONTINUED):

          The net deferred tax assets arising from temporary differences as of December 31 are summarized as follows:

                                                        1999        1998
                                                     --------------------

          Deferred Tax Assets:

            Provision for loan losses                $ 316,232   $ 305,295
            Insurance commissions                       30,663      29,908
            Sale of loans                                6,581      13,773
            Unrealized loss on securities available
              for sale                                 144,618
            Deferred compensation                       50,860      26,063
            Capital loss carryforward                               45,343
            Other                                        4,215       3,090
                                                      --------    --------

            Subtotal                                   553,169     423,472
            Less valuation allowance                               (45,343)
                                                      --------    --------

            Total Assets                               553,169     378,129
                                                      --------    --------

          Deferred Tax Liabilities:

            Pension prepaids                                        25,039
            Unrealized gain on securities
              available for sale                                    70,138
            Accretion income                            41,840      23,173
            Accelerated depreciation                   156,768     135,167
                                                      --------    --------

            Total Liabilities                          198,608     253,517
                                                      --------    --------

            Net Tax Asset                            $ 354,561   $ 124,612
                                                      ========    ========


          The following table summarizes the difference between income tax expense and the amount computed by applying the federal statutory income tax rate of 34 percent for the years ended December 31:

                                                 1999        1998      1997
                                          ------------------------------------

          Amounts at federal statutory rates $1,147,384 $1,030,351 $ 978,023 Additions (reductions) resulting from:
              Tax-exempt income                  (71,484)    (61,331)  (69,759)
              Partially exempt income            (30,125)    (27,497)  (39,429)
              State income taxes, net            100,227      90,004    80,113
              Income from life insurance
                contracts                        (51,515)    (15,096)
              Capital losses incurred (utilized) (53,346)               45,343

              Other                                8,150       2,127     2,099
                                                --------    --------  --------

              Income tax expense              $1,049,291  $1,018,558 $ 996,390
                                               =========   =========   ========

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

          The Grant County Bank is a member of the West Virginia Bankers' Association Retirement Plan. Benefits under the plan are based on compensation and years of service with 100% vesting after seven years of service. The Plan's assets are in excess of the projected benefit obligations and thus the Bank was not required to make contributions to the Plan in 1999, 1998 or 1997. The amounts of the prepaid expense or accrued liability and the net pension expense reflected in operations are insignificant. In addition, The Grant County Bank also maintains a profit sharing plan covering substantially all employees to which contributions are made at the discretion of the Board of Directors.

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

          Deferred compensation expenses for the above benefits charged to operations totaled $244,743 in 1999, $196,172 in 1998 and $189,595 in
          1997.

NOTE 12   RESTRICTIONS ON DIVIDENDS OF SUBSIDIARY BANKS:

          The principal source of funds of Highlands Bankshares, Inc. is dividends paid by subsidiary banks. The various regulatory authorities impose restrictions on dividends paid by a state bank. A state bank cannot pay dividends (without the consent of state banking authorities) in excess of the total net profits of the current year and the combined retained profits of the previous two years. As of January 1, 2000, the banks could pay dividends to the Company of approximately $3,362,000 without permission of the regulatory authorities.

NOTE 13   TRANSACTIONS WITH RELATED PARTIES:

          During the year, officers and directors (and companies controlled by them) were customers of and had transactions with the subsidiary Banks in the normal course of business. These transactions were made on substantially the same terms as those prevailing for other customers and did not involve any abnormal risk. The aggregate amount of loans to related parties of $1,352,558 at December 31, 1998, was increased $1,301,834 by new loans and reduced $960,604 by payments, resulting in an ending balance of $1,693,788 at December 31, 1999.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

HIGHLANDS BANKSHARES, INC.


NOTE 14   COMMITMENTS AND GUARANTEES:

          The Banks make commitments to extend credit in the normal course of business and issues standby letters of credit to meet the financing needs of its customers. The amount of the commitments represents the Banks' exposure to credit loss that is not included in the balance sheet. As of the balance sheet dates, the Banks had outstanding the following commitments:

                                                        1999        1998

          Commitments to extend credit              $6,212,000  $6,516,000
          Standby letters of credit                    215,000     541,000

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

NOTE 15   CONCENTRATIONS:

          The Banks grant commercial, residential real estate and consumer loans to customers located primarily in the eastern portion of the State of West Virginia. Although the Banks have a diversified loan portfolio, a substantial portion of its debtors' ability to honor their contracts is dependent upon the agribusiness economic sector. Collateral required by the Banks is determined on an individual basis depending on the purpose of the loan and the financial condition of the borrower. The ultimate collectibility of the loan portfolios is susceptible to changes in local economic conditions. Approximately 58% of the loan portfolio is secured by real estate. See note 5 for a complete breakdown of loans by type.

          The Bank has cash deposited in and federal funds sold to other commercial banks totaling $6,669,749 and $15,178,758 at December 31, 1999 and 1998, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

HIGHLANDS BANKSHARES, INC.


NOTE 16   DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED):

          Off-Balance-Sheet Items

          The carrying amount and estimated fair value of off-balance-sheet items were not material at December 31, 1999.

          The carrying amount and estimated fair values of financial instruments as of December 31 are as follows:

                                                    1999                        1998
                                                         Estimated                    Estimated
                                             Carrying       Fair        Carrying        Fair
                                              Amount        Value         Amount        Value


          Financial Assets:
            Cash and due from banks        $ 7,312,241   $ 7,312,241   $ 5,111,863   $ 5,111,863
            Interest bearing deposits        2,436,271     2,436,271     3,431,523     3,431,523
            Federal funds sold               2,702,633     2,702,633    12,374,283    12,374,283
            Securities held to maturity      3,176,547     3,175,918     3,503,965     3,621,218
            Securities available for sale   25,892,783    25,892,783    29,757,841    29,757,841
            Other investments                  745,550       745,550       730,950       730,950
            Loans, net                     165,295,723   164,368,631   147,028,527   150,145,023
            Interest receivable              1,627,874     1,627,874     1,556,347     1,556,347

          Financial Liabilities:
            Demand and savings
              deposits                      73,908,182    73,908,182    72,639,882    72,639,882
            Term deposits                  118,436,806   117,846,983   111,947,483   112,041,093
            Borrowed money                   2,567,958     2,346,150     2,319,544     2,287,194
            Interest payable                   663,522       663,522       688,888       688,888


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

          Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 1999, that the Company meets all capital adequacy requirements to which it is subject.

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

          The Company's actual capital ratios are presented in the following table:

                                            Actual      Regulatory Requirements
                                           December      Adequately    Well
                                        1999     1998   Capitalized Capitalized

          Total risk-based ratio        17.35%   18.02%     8.00%    10.00%
          Tier 1 risk-based ratio       16.60%   17.00%     4.00%     6.00%
          Total assets leverage ratio   10.99%   10.83%     4.00%     5.00%

          Capital ratios and amounts are applicable both at the individual bank level and on a consolidated basis. At December 31, 1999, both subsidiary banks had capital levels in excess of minimum requirements. As such, both banks qualified as "well capitalized banks" for FDIC insurance purposes and thus were charged the minimum rate for insurance coverage.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

HIGHLANDS BANKSHARES, INC.


NOTE 18   PARENT CORPORATION ONLY FINANCIAL STATEMENTS:

                                 BALANCE SHEETS

          Assets                                            December 31,
                                                    -----------------------
                                                        1999         1998

            Cash                                    $   34,476   $   15,754
            Investment in subsidiaries              24,028,470   22,681,509
            Other investments                          100,000      100,000
            Other assets                                 1,115        1,740
            Income taxes receivable                    113,268
            Due from subsidiaries                                    48,017
                                                     ---------    ---------

            Total Assets                           $24,277,329  $22,847,020
                                                    ==========   ==========


          Liabilities

            Income taxes payable                    $            $      473
            Due to subsidiaries                        53,282
                                                    ---------     ---------

            Total Liabilities                           53,282          473
                                                     ---------    ---------

          Stockholders' Equity

            Common stock, par value $5 per share
              authorized 1,000,000 shares; 546,764
              shares issued                         $2,733,820   $2,733,820
            Surplus                                  1,661,987    1,661,987
            Retained earnings                       21,067,191   19,324,019
            Other accumulated comprehensive income    (246,250)     119,422
                                                     ---------    ---------

                                                    25,216,748   23,839,248
            Less treasury stock (at cost, 44,866
              shares in 1999 and 1998)                (992,701)    (992,701)
                                                     ---------    ---------

            Total Stockholders' Equity              24,224,047   22,846,547
                                                    ----------   ----------

            Total Liabilities and Stockholders'

              Equity                               $24,277,329  $22,847,020
                                                    ==========   ==========

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

HIGHLANDS BANKSHARES, INC.


NOTE 18   PARENT CORPORATION ONLY FINANCIAL STATEMENTS (CONTINUED):


                  STATEMENTS OF INCOME AND RETAINED EARNINGS

                                                Years Ended December 31,
                                             1999        1998        1997
                                        -------------------------------------
          Income

            Dividends from subsidiaries   $ 666,652   $ 623,525  $1,055,054
            Other dividends                   1,680         735         630
                                           --------    --------    --------

            Total                           668,332     624,260   1,055,684

          Expenses

            Professional fees                34,056      27,032      37,980
            Directors' fees                  25,500      24,050      17,450
            Other expenses                   33,905      36,749      27,698
                                           --------    --------    --------

            Total                            93,461      87,831      83,128

          Net income before income tax benefit
            and undistributed income of
            subsidiaries                    574,871     536,429     972,556

          Income tax benefit                 37,866      29,360      30,211
                                           --------    --------    --------

          Income before undistributed income
            of subsidiaries                 612,737     565,789   1,002,767

          Undistributed income of
            subsidiaries                  1,712,632   1,446,093     877,378
                                           ---------   ---------   --------

            Net Income                    2,325,369   2,011,882   1,880,145

          Retained earnings,
            Beginning of period          19,324,019  17,854,185  16,478,655
            Dividends paid                 (582,197)   (542,048)   (504,615)
                                           --------    --------    --------

          Retained Earnings,
            End of Period               $21,067,191 $19,324,019 $17,854,185
                                         ==========  ==========  ==========

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

HIGHLANDS BANKSHARES, INC.


NOTE 18   PARENT CORPORATION ONLY FINANCIAL STATEMENTS (CONTINUED):


                            STATEMENTS OF CASH FLOWS

                                             Years Ended December 31,

                                               1999        1998        1997

          Cash Flows from Operating Activities:

            Net income                       $2,325,369  $2,011,882 $1,880,145

            Adjustments

              Undistributed subsidiary
                income                       (1,712,632) (1,446,093)  (877,378)
              Depreciation                          624         583        181
              Increase in payables               52,809         473
              Increase in receivables           (65,251)    (25,413)   (10,569)
              Increase in other assets                       (2,325)

            Net Cash Provided by Operating
              Activities                        600,919     539,107    992,379
                                               --------    --------   --------


          Cash Flows from Financing Activities:
            Dividends paid                     (582,197)   (542,048)  (504,615)

            Purchase of treasury stock                                (498,888)

            Net Cash Used in Financing
              Activities                       (582,197)   (542,048)(1,003,503)

          Net Increase (Decrease) in Cash        18,722      (2,941)   (11,124)

          Cash, Beginning of Year                15,754      18,695     29,819
                                               --------    --------   --------

          Cash, End of Year                   $  34,476   $  15,754  $  18,695
                                               ========    ========   ========

                          INDEPENDENT AUDITORS' REPORT

The Stockholders and Board of Directors
Highlands Bankshares, Inc.
Petersburg, West Virginia

We have  audited  the  accompanying  consolidated  balance  sheets of  Highlands
Bankshares, Inc. and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the years in the three year period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Highlands Bankshares, Inc. and subsidiaries as of December 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the years in the three year period ended December 31, 1999, in conformity with generally accepted accounting principles.

                                      S. B. Hoover & Company, L.L.P.




January 14, 2000
Harrisonburg, Virginia

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None

Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

     We are incorporating the Proxy Statement of Highlands Bankshares, Inc. via Form DEF 14A filed March 13, 2000.

Item 10. Executive Compensation

     We are incorporating the Proxy Statement of Highlands Bankshares, Inc. via Form DEF 14A filed March 13, 2000.

Item 11. Security Ownership of Certain Beneficial Owners and Management

     We are incorporating the Proxy Statement of Highlands Bankshares, Inc. via Form DEF 14A filed March 13, 2000.

Item 12. Certain Relationships and Related Transactions

     We are incorporating the Proxy Statement of Highlands Bankshares, Inc. via Form DEF 14A filed March 13, 2000.

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

     a)  Exhibits (Continued)
         --------------------

         Exhibit No.                        Description

             3 (ii) Bylaws of Highlands Bankshares, Inc. are incorporated by reference to Appendix D to Highland Bankshares, Inc.'s Form S-4 filed October 20, 1986.

                            Amendments to the original Bylaws are
                            incorporated by reference; filed as Exhibit 3(ii) with 1997 10KSB

             4              Not applicable

             9              Not applicable

            10              Not applicable

            11              Not applicable

            12              Not applicable

            16              Not applicable

            18              Not applicable

            21 Subsidiary listing of the Registrant is attached on Page 50

            22              Not applicable

            23 Consent of Certified Public Accountant attached on Page 51

            24              Not applicable

            27              Financial Data Schedule attached

            28              Not applicable

     b)  Reports on Form 8-K

         No reports on Form 8-K were filed in the fourth quarter of 1999.

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

                                        HIGHLANDS BANKSHARES, INC.


                                        By   LESLIE A. BARR

                                             Leslie A. Barr
                                             President, Chief Executive Officer

                                        Date March 28, 2000
                                             --------------



                                        By   CLARENCE E. PORTER

                                             Clarence E. Porter
                                             Secretary/Treasurer,
                                             Chief Financial Officer
                                             and Chief Accounting Officer

                                        Date March 28, 2000
                                             --------------

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and as of the date indicated.

        Signature                         Title                  Date

LESLIE A. BARR                                                March 28, 2000
---------------------------                                   --------------
Leslie A. Barr                          President
                                & Chief Executive Officer
                                        Director

THOMAS B. MCNEIL, SR.                                        March 28, 2000
---------------------------                                  --------------
Thomas B. McNeil, Sr.                   Director


GEORGE B. MOOMAU                                             March 28, 2000
---------------------------                                  --------------
George B. Moomau                        Director


CLARENCE E. PORTER                                           March 28, 2000
---------------------------                                  --------------
Clarence E. Porter                 Secretary/Treasurer
                                     Chief Financial
                                 and Accounting Officer

                                        Director

COURTNEY R. TUSING                                           March 28, 2000
---------------------------                                  --------------
Courtney R. Tusing                      Director


JOHN G. VANMETER                                             March 28, 2000
---------------------------                                  --------------
John G. VanMeter                  Chairman of the Board
                                        Director

JACK H. WALTERS                                              March 28, 2000
--------------------------                                   --------------
Jack H. Walters                         Director


L. KEITH WOLFE                                                March 28, 2000
---------------------------                                   --------------
L. Keith Wolfe                          Director