Form 10-Q
period 2000-03-31
HIGHLANDS BANKSHARES INC /WV/
filed 2000-05-09
CIK 756862

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-Q

                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934


For the quarter ended                         Commission File No.   0-16761
  March 31, 2000

                           HIGHLANDS BANKSHARES, INC.

           West Virginia                                      55-0650793
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

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                  Class                        Outstanding at March 31, 2000
----------------------------------------       -----------------------------
Common Stock, par value - $5                                501,898 shares

                           HIGHLANDS BANKSHARES, INC.

                                      INDEX

                                                                       Page

PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Statements of Income - Three Months
         Ended March 31, 2000 and 1999                                   2

         Consolidated Balance Sheets - March 31, 2000 and
         December 31, 1999                                               3

         Consolidated Statements of Changes in Stockholders'
         Equity - Three Months Ended March 31, 2000 and 1999             4

         Consolidated Statements of Cash Flows - Three
         Months Ended March 31, 2000 and 1999                            5

         Notes to Consolidated Financial Statements                      6


Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                   8


PART II  OTHER INFORMATION                                              17

Item 1.  Legal Proceedings                                              17

Item 2.  Changes in Securities                                          17

Item 3.  Defaults upon Senior Securities                                17

Item 4.  Submission of Matters to a Vote of Security Holders            17

Item 5.  Other Information                                              17

Item 6.  Exhibit and Reports on Form 8K                                 17


         SIGNATURES                                                     19

Part I  Financial Information
Item 1. Financial Statements

                           HIGHLANDS BANKSHARES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                            (In Thousands of Dollars)

                                                         Three Months Ended
                                                               March 31,
                                                          2000        1999
                                                        --------    ------
Interest Income
   Interest and fees on loans                           $  3,633    $ 3,284
   Interest on federal funds sold                             61        129
   Interest on time deposits                                  32         45
   Interest and dividends on investment securities
     Taxable                                                 412        448
     Nontaxable                                               42         42
                                                         -------     ------

   Total Interest Income                                   4,180      3,948
                                                         -------     ------

Interest Expense
   Interest on time deposits over $100,000                   405        372
   Interest on other deposits                              1,520      1,499
   Interest on borrowed money                                 35         35
                                                         -------     ------

   Total Interest Expense                                  1,960      1,906
                                                         -------     ------

Net Interest Income                                        2,220      2,042

Provision for Loan Losses                                    120         60
                                                         -------     ------

Net Interest Income After Loan Losses                      2,100      1,982
                                                         -------     ------

Noninterest Income
   Service charges                                           142         81
   Other                                                     137         81
                                                         -------     ------

   Total Noninterest Income                                  279        162
                                                         -------     ------

Noninterest Expense
   Salaries and employee benefits                            874        757
   Occupancy expense                                          73         67
   Equipment expense                                         136        109
   Data processing                                           130        111
   Other                                                     358        334
                                                         -------     ------

   Total Noninterest Expense                               1,571      1,378
                                                         -------     ------

Income Before Income Taxes                                   808        766

Provision for Income Taxes                                   270        261
                                                         -------     ------

Net Income                                              $    538    $   505
                                                         =======     ======

Per Share Data

   Net Income                                           $   1.07    $  1.01
                                                         ======      ======

   Cash Dividends                                       $    .31    $   .29
                                                         ======      ======

Weighted Average Common Shares Outstanding               501,898    501,898
                                                         =======    =======

       The accompanying notes are an integral part of these statements.

                           HIGHLANDS BANKSHARES, INC.
                           CONSOLIDATED BALANCE SHEETS
                            (In Thousands of Dollars)

                                                      March 31,  December 31,
                                                        2000         1999
                                                      --------     ------
     ASSETS

Cash and due from banks - noninterest bearing         $  5,043    $  7,312
Time deposits in other banks                             3,461       2,436
Federal funds sold                                       5,296       2,703
Securities held to maturity (note 2)                     3,019       3,176
Securities available for sale (note 3)                  26,030      25,893
Other investments (note 4)                                 746         746
Loans, net of unearned interest (note 5)               167,629     166,614
   Less allowance for loan losses (note 6)              (1,389)     (1,318)
                                                       -------     -------

   Net Loans                                           166,240     165,296

Bank premises and equipment                              5,721       5,691
Interest receivable                                      1,644       1,628
Investments in insurance contracts                       4,707       4,662
Other assets                                               960         938
                                                       -------     -------

   Total Assets                                       $222,867    $220,481
                                                       =======     =======

     LIABILITIES

Deposits:
   Noninterest bearing
     Demand deposits                                  $ 21,209    $ 21,085
   Interest bearing
     Money market and checking                          18,871      18,102
     Money market savings                               12,995      13,391
     Savings                                            21,582      21,330
     Time deposits over $100,000                        29,091      28,529
     All other time deposits                            90,258      89,908
                                                       -------     -------

   Total Deposits                                      194,006     192,345

Borrowed money                                           2,480       2,568
Accrued expenses and other liabilities                   1,826       1,344
                                                       -------     -------

   Total Liabilities                                   198,312     196,257
                                                       -------     -------

   STOCKHOLDERS' EQUITY

Common stock ($5 par value, 1,000,000 shares
   authorized, 546,764 shares issued)                    2,734       2,734
Surplus                                                  1,662       1,662
Retained earnings                                       21,450      21,067
Accumulated other comprehensive loss                      (298)       (246)
                                                       -------     -------

                                                        25,548      25,217
Treasury stock (at cost, 44,866 shares in 2000 and
   1999)                                                  (993)       (993)

   Total Stockholders' Equity                           24,555      24,224
                                                       -------     -------

   Total Liabilities and Stockholders' Equity         $222,867    $220,481
                                                       =======     =======

       The accompanying notes are an integral part of these statements.


                           HIGHLANDS BANKSHARES, INC.
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                            (In Thousands of Dollars)

                                                               Accumulated
                                                                 Other
                                  Common            Retained  Comprehensive    Treasury
                                   Stock   Surplus  Earnings     Income          Stock     Total



Balances, December 31, 1998     $  2,734 $   1,662 $  19,324    $  119        $  (993) $ 22,846
   Comprehensive Income
   Net income                                            505                                505
   Net change in unrealized
     depreciation on investment
     securities available for
     sale, net of taxes                                            (81)                     (81)
                                                                                           -----

   Total Comprehensive Income                                                               424
   Dividends paid                                       (146)                              (146)
                                 ------    ------     ------     ------         ------    ------

   Balances, March 31, 1999     $  2,734 $   1,662 $  19,683    $   38        $  (993) $ 23,124

                                                               Accumulated
                                                                 Other
                                  Common            Retained  Comprehensive    Treasury
                                   Stock   Surplus  Earnings     Loss            Stock     Total

Balances, December 31, 1999     $  2,734 $   1,662 $  21,067    $ (246)       $  (993) $ 24,224
   Comprehensive Income
   Net income                                            538                                538
   Net change in unrealized
     depreciation on investment
     securities available for
     sale, net of taxes                                            (52)                     (52)
                                                                                          ------

   Total Comprehensive Income                                                               486
   Dividends paid                                       (155)                              (155)
                                ------   ------     ------       ------         ------   ------

   Balances, March 31, 2000     $  2,734 $   1,662 $  21,450    $ (298)       $  (993) $ 24,555

       The accompanying notes are an integral part of these statements.


                           HIGHLANDS BANKSHARES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In Thousands of Dollars)

                                                         Three Months Ended
                                                              March 31,
                                                          2000        1999
                                                        --------    ------
Cash Flows from Operating Activities:
   Net income                                           $    538    $   505
   Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depreciation                                          116         89
       Income from insurance contracts                       (45)       (15)
       Net amortization                                       12         48
       Provision for loan losses                             120         60
       Increase in interest receivable                       (16)       (85)
       Decrease in other assets                                9         33
       Increase in accrued expenses                          482        351
                                                         -------     ------

   Net Cash Provided by Operating Activities               1,216        986
                                                         -------     ------

Cash Flows from Investing Activities:
   Net change in federal funds sold                       (2,593)      (483)
   Proceeds from maturities of securities available
     for sale                                              2,286      3,672
   Proceeds from maturities of securities held to
     maturity                                                158
   Purchase of securities available for sale              (2,519)    (3,124)
   Net change in time deposits in other banks             (1,025)      (241)
   Net change in loans                                    (1,064)    (1,636)
   Purchase of property and equipment                       (146)       (43)
                                                         -------     ------

   Net Cash Used in Investing Activities                  (4,903)    (1,855)
                                                         -------     ------

Cash Flows from Financing Activities:

   Net increase in deposits                                1,661      1,775
   Dividends paid in cash                                   (155)      (146)
   Other borrowed money                                                 307
   Repayment of borrowed money                               (88)       (41)
                                                         -------     ------

   Net Cash Provided by Financing Activities               1,418      1,895
                                                         -------     ------

Net Increase (Decrease) in Cash and Cash Equivalents      (2,269)     1,026

Cash and Cash Equivalents, Beginning of Period             7,312      5,112
                                                         -------     ------

Cash and Cash Equivalents, End of Period                $  5,043    $ 6,138
                                                         =======     ======

Supplemental Disclosures:
   Cash Paid For:
     Income taxes                                       $      4    $    18
     Interest                                              1,871      1,885

       The accompanying notes are an integral part of these statements.

                           HIGHLANDS BANKSHARES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1    ACCOUNTING PRINCIPLES:

             The consolidated financial statements conform to generally accepted accounting principles and to general industry practices. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 2000, and the results of operations for the three month periods ended March 31, 2000 and 1999. The notes included herein should be read in conjunction with the notes to financial statements included in the 1999 annual report to stockholders of Highlands Bankshares, Inc.

NOTE 2    SECURITIES HELD TO MATURITY:

             The amortized cost and market value of securities held to maturity as of March 31, 2000 and December 31, 1999, are as follows:

                                              2000                1999
                                   -----------------------------------------
                                         Amortized  Market  Amortized  Market
                                          Cost      Value    Cost      Value

          US Treasury securities and
            obligations of US Government
            corporations and agencies $ 282 $ 283 $ 340 $ 340 Obligations of states and
            political subdivisions         2,737     2,714    2,836     2,836
                                          ------    ------    -----    ------

            Total                         $3,019   $ 2,997  $ 3,176   $ 3,176
                                          ======    ======    =====    ======


NOTE 3    SECURITIES AVAILABLE FOR SALE:

             The amortized cost and fair value of securities available for sale as of March 31, 2000 and December 31, 1999 are as follows:

                                              2000               1999
                                    -----------------------------------------
                                       Amortized    Market Amortized  Market
                                          Cost      Value    Cost     Value

          US Treasury securities and
            obligations of US Government
            corporations and agencies    $25,581   $25,158  $25,350   $25,008
          Obligations of states and
            political subdivisions           255       245      255       243
          Other investments                  665       627      679       642
                                          ------    ------    -----    ------

            Total                        $26,501   $26,030  $26,284   $25,893
                                          ======   ======    ======   ======

                           HIGHLANDS BANKSHARES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4    OTHER INVESTMENTS:

             Other  investments  totaling  $746,000  include  investments in the
          Federal  Home  Loan  Bank  and  other   governmental   entities  whose
          transferability is restricted.

NOTE 5    LOANS OUTSTANDING:

             A summary of loans outstanding as of March 31, 2000 and December 31, 1999, is as follows:

                                                        2000         1999
                                                        ----         ----

          Commercial                                  $ 31,134    $ 31,567
          Real estate - construction                     2,719       3,296
                      - mortgages                       94,674      93,391
          Consumer installment                          40,419      39,994
                                                       -------     -------

            Total                                      168,946     168,248
          Unearned interest                             (1,317)     (1,634)
                                                       -------     -------

            Net loans outstanding                     $167,629    $166,614
                                                       =======     =======


NOTE 6    ALLOWANCE FOR LOAN LOSSES:

             A summary of transactions in the allowance for loan losses for the three months ended March 31, 2000 and 1999, follows:

                                                        2000         1999
                                                        ----         ----

          Balance, beginning of period                $  1,318    $  1,356
          Provisions charged to operating expenses         120          60
          Loan recoveries                                   38          31
          Loan charge-offs                                 (87)       (144)
                                                       -------     -------

            Balance, end of period                    $  1,389    $  1,303
                                                       =======     =======

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Overview

    The Company's net income was $538,000 in the first quarter of 2000, an increase of 6.53% compared to the first quarter of 1999. Earnings per share were $1.07 for the first quarter of 2000 compared to $1.01 per share for the same quarter in 1999. The Company's annualized return on average equity was 8.82% in the first quarter of 2000 compared to 8.79% for the first quarter of 1999. Return on average assets was .98% for 2000 and .95% for 1999.

    The increase in earnings per share for the first quarter was due primarily to an 8.72% increase in net interest income. Growth in average earning assets (3.74%) and interest bearing liabilities (3.76%) within the last twelve months and an improved net interest spread were responsible for this increase. The increase in the tax equivalent net interest income was 8.61% for the period. The provision for loan losses of $120,000 was an increase over 1999 of $60,000 and is reflective of a higher level of loans outstanding and management's desire to increase the reserve should recent Federal Reserve Bank actions result in higher loan losses. Noninterest income increased 72.22% due to increased rates on and volume of overdraft fees and higher income from insurance operations. Other noninterest expenses increased 14.01%, mainly the result of operating expenses at the new branch in Moorefield.

Net Interest Income

    The Company's net interest income on a tax equivalent basis was 4.41% in the first quarter of 2000 compared to 4.21% for the first quarter of 1999. Commercial rates increased from 8.40% in 1999 to 8.49% in 2000 due to rising market rates. The volume of mortgage and installment lending substantially increased in the last year due to a strong economy and additional branch locations. Rates on installment loans dropped seventy-five basis points and rates on real estate loans were unchanged. The overall decline of eleven basis points in returns on loans outstanding was offset by declines in the rates paid on deposits and borrowed money (see below) and increases in short-term investment rates.

    For the first quarter of 2000, the Company saw an overall decline of five basis points in the yields on investment securities compared to 1999 results. The slight decline is reflective of lower rates on taxable investments purchased three and four years ago and recent reinvestments of maturities at slightly higher rates. Average investments in securities has declined over the last twelve months as maturities were used to fund loan demand. Interest rates earned on federal funds sold and interest bearing deposits increased ninety-five basis points as rates in the overall market increased in 1999 and early 2000. The sharp decrease in the average balance of federal funds outstanding reflects the Company's strong loan demand and a slower rate of deposit growth.

    Interest rates paid on transaction and savings amounts increased a combined twenty basis points due to higher rates resulting from Federal Reserve Bank action. With market rates low on transaction accounts, customers have moved additional savings to instruments yielding higher rates, i.e. time deposits. The average balance in time deposits grew 4.94% in 2000 compared to 1999 and was a source of funding for the loan growth discussed earlier. A nineteen point basis point drop in rates paid on time deposits between 1999 and 2000 reflects older certificates maturing and renewing at rates in line with current market conditions.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


Net Interest Income (Continued)

    Within 1999, the Company borrowed amounts from the FHLB at fixed rates of interest and loaned these monies to customers on a fixed rate basis. The Company anticipates continuing to use this approach as a mechanism to provide long-term financing to customers and limit market rate risk. The cost of this money increased eighteen basis points due to rate increases implemented by the Federal Reserve Bank.

    A complete yield analysis is shown as Table I on page 15.

Noninterest Income

    Noninterest income for 2000 increased substantially from 1999. Increases in service charge income of 75.31% was due to volume increases and an increase in rates charged on overdrafts. Increased income from insurance operations and income from additional investments in insurance contracts were mainly responsible for a 69.14% increase in other noninterest income.

Noninterest Expenses

    Overall noninterest expense increased 14.01% in 2000 as the result of operating expense increases at Grant County Bank's new Moorefield Branch which opened in October 1999. Personnel expense increases of 15.46% were the result of a 11.11% increase in full time equivalent employees and a 3.92% increase in average wages. Expenses for occupancy, equipment and data processing expenses increased 18.12% due to costs of upgrading data processing equipment and higher depreciation on 1999 equipment acquistions. Other noninterest expenses increased due to asset growth and additional branch locations. The overall increase in nonoperating expense of 14.01% is in line with management estimates for the first quarter of the year.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


Loan Portfolio (Continued)

    Loans outstanding increased $1,015,000 or .61% in the first quarter in 2000 compared to levels at December 31, 1999. The first quarter of any year is traditionally slow as farming and logging operations are limited by weather conditions and retail borrowing in the first quarter is put on hold until the spring. A 1.37% rise in mortgage loans was primarily responsible for the first quarter increase and modest gains in consumer lending and declines in commercial lending were also experienced. The loan to deposit ratio was 86.40% at March 31, 2000 compared to 86.62% at December 31, 1999. Loan demand is expected to remain satisfactory in the near future barring any significant tightening of credit by the Federal Reserve Bank.

Asset Quality and Risk Elements

    Nonperforming loans include nonaccrual loans, loans 90 days or more past due and restructured loans. Nonaccrual loans are loans on which interest accruals have been suspended or discontinued permanently. Restructured loans are loans on which the original interest rate or repayment terms have been changed due to financial hardship of the borrower. Nonaccrual loans totaled $214,000 at March 31, 2000 compared to $194,000 in nonaccrual loans at December 31, 1999.

    Real estate acquired through foreclosure was $121,000 at March 31, 2000 and $121,000 at December 31, 1999. All foreclosed property held was in the Company's primary service area. The Company's practice is to value real estate acquired through foreclosure at the lower of (i) an independent current appraisal or market analysis less anticipated costs of disposal, or (ii) the existing loan balance. The Company is actively marketing all foreclosed real estate and does not anticipate material write-downs in value before disposition.

    An inherent risk in the lending of money is that the borrower will not be able to repay the loan under the terms of the original agreement. The allowance for loan losses (see subsequent section) provides for this risk and is reviewed periodically for adequacy. This review also considers concentrations of loans in terms of geography, business type or level of risk. While lending is geographically diversified within the service area, the Company does have some concentration of loans in the area of agriculture (primarily poultry farming), timber and related industries. Management recognizes these concentrations and considers them when structuring its loan portfolio. As of March 31, 2000, management is not aware of any significant potential problem loans in which the debtor is currently meeting their obligations as stated in the loan agreement but which may change in future periods.

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

                                                            Quarter Ended
                                                               March 31,
                                                           ---------------
                                                          2000         1999
                                                        --------     ------

    Balance, beginning of period                         $ 1,318    $ 1,356
    Net charge-offs (recoveries)
      Charge-offs                                            (87)      (144)
      Recoveries                                              38         31
                                                          ------     ------

    Total net charge-offs *                                  (49)      (113)
    Provision for credit losses                              120         60
                                                          ------     ------

      Balance, End of Period                             $ 1,389    $ 1,303
                                                          ======     ======

   * Components of net charge-offs:
      Real estate                                            (30)
      Commercial                                             (11)       (72)
      Installment                                             (8)       (41)
                                                              ----       ---

      Total                                              $   (49)   $  (113)
                                                          ======     ======

    The allowance for credit losses of $1,389,000 at March 31, 2000, was up $71,000 from its level at December 31, 1999. The increase was due to an increased provision for loan losses and moderate net credit losses. The allowance was equal to .83% and .79% of total loans outstanding at March 31, 2000 and December 31, 1999, respectively. The Company believes that its allowance must be viewed in its entirety and, therefore, is available for potential credit losses in its entire portfolio, including loans, credit-related commitments and other financial instruments. In the opinion of management, the allowance, when taken as a whole, is adequate to absorb reasonably estimated credit losses inherent in the Company's portfolio.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


Securities

     The Company's securities portfolio serves several purposes. Portions of the portfolio secure certain public and trust deposits while the remaining portions are held as investments or used to assist the Company in liquidity and asset liability management. Total securities and other investments at March 31, 2000 were $29,795,000 compared to $29,815,000 at December 31, 1999. Total securities and other investments as a percentage of total assets were 13.37% at March 31, 2000 compared to 13.52% at December 31, 1999. The negligible decline in securities is due to good loan demand and unenticing investment security returns.

     The securities portfolio consists of three components, specifically, securities held to maturity, securities available for sale and other investments. Securities are classified as held to maturity when management has the intent and the Company has the ability at the time of purchase to hold the securities to maturity. Held to maturity securities are carried at cost, adjusted for amortization of premiums and accretion of discounts. Securities to be held for indefinite periods of time are classified as available for sale and accounted for at market value. Securities available for sale include securities that may be sold in response to changes in market interest rates, changes in the security's prepayment risk, increases in loan demand, general liquidity needs and other similar factors. Other investments include restricted securities whose ownership is required for participation in certain governmental programs. The Company's recent purchases of all securities have generally been limited to securities of high credit quality with short to medium term maturities. Changes in the market values of securities available for sale net of the deferred tax effect are reflected as changes in accumulated other comprehensive income. As of March 31, 2000, the cost of the securities available for sale exceeded their market value by $471,000 ($298,000 after tax considerations).

Deposits

     The Company's main source of funds is customer deposits received from individuals, governmental entities, and businesses located within the Company's service area. Deposit accounts include demand deposits, savings, money market and certificates of deposit.

     Total deposits increased .86% between December 31, 1999 and March 31, 2000. The cost of funds for the first quarter of 2000 was 4.54% compared to 4.58% for the same quarter in 1999. With the exception of time deposits, the cost of all types of liabilities increased within the period. The majority of the Company's deposits are time deposits which are attractive to persons seeking high yields on their deposits but without the need for liquidity. The Company has not actively pursued deposits in excess of $100,000 due to the volatile nature of these relationships.

Capital

     The Company seeks to maintain a strong capital base to expand facilities, promote public confidence, support current operations and grow at a manageable level. As of March 31, 2000, the Company's total risk based capital ratio was 17.43% which is far above the regulatory minimum of 8.0%. The ratio of total capital to total assets was 11.02% at March 31, 2000 which is in line with the Company's peer group.

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

     At March 31, 2000 the Company had a negative gap position through the first twelve months. This liability sensitive position typically produces an unfavorable contribution to earnings during a period of increasing rates. With the largest amount of interest sensitive assets and liabilities repricing within three years, the Company monitors these areas very closely. Early withdrawal of deposits, prepayments of loans and loan delinquencies are some of the factors that could affect actual versus expected cash flows. In addition, changes in rates on interest sensitive assets and liabilities may not be equal, which could result in a change in net interest margin. While the Company does not match each of its interest sensitive assets against specific interest sensitive liabilities, it does review its positions regularly and takes actions to reposition itself when necessary.

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

TABLE I

                           HIGHLANDS BANKSHARES, INC.
                          NET INTEREST MARGIN ANALYSIS
                          (Dollar Amounts in Thousands)

                          Three Months Ended          Three Months Ended
                            March 31, 2000              March 31, 1999
                         --------------------        -----------------

                      Average    Income/           Average    Income/
                      Balance 2  Expense  Rates    Balance 2  Expense  Rates

Interest Income
   Loans
     Commercial       $30,895  $   656    8.49%   $29,989   $  630     8.40%
     Consumer          38,581      976   10.12     31,614      859    10.87
     Real estate       96,864    2,001    8.26     86,896    1,795     8.26
                       ------   ------   -----     ------    -----   ------

   Total Loans        166,340    3,633    8.74    148,499    3,284     8.85

   Federal funds sold   4,372       61    5.58     11,557      129     4.46
   Interest bearing
     deposits           2,353       32    5.44      3,649       45     4.93
   Investments
     Taxable           27,299      412    6.04     29,226      448     6.13
     Tax exempt 1       3,138       67    8.54      3,242       67     8.27
                        -----    ------   -----     ------    -----   ------

   Total Earning
     Assets 1         203,502    4,205    8.27    196,173    3,973     8.10

Interest Expense
   Demand deposits     30,543      204    2.67     30,135      181     2.40
   Savings             21,091      146    2.77     20,744      138     2.66
   Time deposits      118,536    1,575    5.31    112,960    1,552     5.50
   Other borrowed
     money              2,497       35    5.61      2,576       35     5.43
                     --------  --------  -------- --------   -----   ------

   Total Interest
     Bearing
     Liabilities     $172,667    1,960    4.54   $166,415    1,906     4.58

   Net Interest Margin         $ 2,245                      $2,067
                                ======                       =====

   Net Yield on Interest
     Earning Assets 1                     4.41%                        4.21%

   1 Yields are on a taxable equivalent basis.
   2 Includes loans in nonaccrual status.

TABLE II

                           HIGHLANDS BANKSHARES, INC.
                       INTEREST RATE SENSITIVITY ANALYSIS
                                 MARCH 31, 2000
                            (In Thousands of Dollars)

                                                           More than
                                                            5 Years
                        1 - 90  91 - 365  1 to 3   3 to 5  or Without
                         Days     Days     Years    Years   Maturity    Total

EARNINGS ASSETS

   Loans                $23,817  $66,973  $39,811  $22,136  $14,892    $167,629
   Fed funds sold         5,296                                           5,296
   Securities             4,020    5,955   14,318    1,574    3,928      29,795
   Time deposits in
     other banks          1,809      600    1,052                         3,461
                          -----   ------  ------   ------    ------      ------

   Total                 34,942   73,528   55,181   23,710   18,820     206,181

INTEREST BEARING LIABILITIES

   Transaction accounts  18,871                                          18,871
   Money market savings  12,995                                          12,995
   Savings accounts      21,582                                          21,582
   Time deposits more
     than $100,000        6,572    9,502    9,620    3,397               29,091
   Time deposits less
     than $100,000       15,235   41,427   26,267    7,250       79      90,258
   Other borrowed money      45      138      398      406    1,493       2,480
                          -----   ------   ------   ------   ------      ------

   Total                 75,300   51,067   36,285   11,053    1,572     175,277

Rate sensitivity GAP    (40,358)  22,461   18,896   12,657   17,248      30,904

Cumulative GAP          (40,358)          (17,897)     999   13,656      30,904

Ratio of cummulative
   interest sensitive
   assets to cummulative
   interest sensitive
   liabilities            46.40%   85.84%  100.61%  107.86%  117.63%


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

                                              27    Financial  Data  Schedule
                                                    attached.

                                         (b)  Reports on Form 8-K filed during
                                              the three months ended March 31,
                                              2000

                                              None

                                  EXHIBIT INDEX

Exhibit

 Index                                                            Page Number

  27       Financial Data Schedule for the quarter ending
           March 31, 2000                                             20

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

Date        May 9, 2000