Form 10-Q
period 2000-06-30
HIGHLANDS BANKSHARES INC /WV/
filed 2000-08-14
CIK 756862

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-Q

                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

For Quarter Ended                             Commission File No.   0-16761
                                                                  ---------
 June 30, 2000

                           HIGHLANDS BANKSHARES, INC.

           West Virginia                                       55-0650793
----------------------------------                        ---------------
(State or Other Jurisdiction of                             (I.R.S. Employer
 Incorporation or Organization)                           Identification No.)

                                 P.O. Box 929
                         Petersburg, West Virginia 26847

                                (304) 257-4111
                          --------------------
             (Registrant's Telephone Number, Including Area Code)



      Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes ..X. No ....

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                Class                            Outstanding at June 30, 2000
------------------------------------------       ----------------------------
Common Stock, par value - $5                               501,898 shares

                           HIGHLANDS BANKSHARES, INC.

                                      INDEX

                                                                        Page

PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Statements of Income - Six Months
         Ended June 30, 2000 and 1999                                     2

         Consolidated Statements of Income - Three Months
         Ended June 30, 2000 and 1999                                     3

         Consolidated Balance Sheets - June 30, 2000 and
         December 31, 1999                                                4

         Consolidated Statements of Changes in Stockholders'
         Equity - Six Months Ended June 30, 2000 and 1999                 5

         Consolidated Statements of Cash Flows - Six Months
         Ended June 30, 2000 and 1999                                     6

         Notes to Consolidated Financial Statements                       7

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                   10


PART II  OTHER INFORMATION

Item 1.  Legal Proceedings                                               19

Item 2.  Changes in Securities                                           19

Item 3.  Defaults upon Senior Securities                                 19

Item 4.  Submission of Matters to a Vote of Security Holders             19

Item 5.  Other Information                                               19

Item 6.  Exhibits and Reports on Form 8K                                 19


         SIGNATURES                                                      21

Part I  Financial Information
Item 1  Financial Statements

                           HIGHLANDS BANKSHARES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
               (In Thousands of Dollars Except Per Share Amounts)

                                                          Six Months Ended
                                                              June 30,

                                                          2000        1999
                                                       ----------  -------
Interest Income

   Interest and fees on loans                           $  7,417    $ 6,625
   Interest on federal funds sold                            131        269
   Interest on time deposits                                  85        110
   Interest and dividends on investment securities
     Taxable                                                 832        904
     Nontaxable                                               83         86
                                                         -------     ------

   Total Interest Income                                   8,548      7,994
                                                         -------     ------

Interest Expense

   Interest on time deposits over $100,000                   839        740
   Interest on other deposits                              3,136      3,026
   Interest on borrowed money                                 68         68
                                                         -------     ------

   Total Interest Expense                                  4,043      3,834
                                                         -------     ------

Net Interest Income                                        4,505      4,160

Provision for Loan Losses                                    220        135
                                                         -------     ------

Net Interest Income After Provision for Loan Losses        4,285      4,025
                                                         -------     ------

Noninterest Income

   Service charges                                           285        171
   Other                                                     262        201
   Investment security gains                                              3
                                                         -------     ------

   Total Noninterest Income                                  547        375
                                                         -------     ------

Noninterest Expense

   Salaries and employee benefits                          1,763      1,539
   Occupancy expense                                         149        137
   Equipment expense                                         280        215
   Data processing                                           251        221
   Other                                                     767        691
                                                         -------     ------

Total Noninterest Expense                                  3,210      2,803
                                                         -------     ------

Income Before Income Taxes                                 1,622      1,597

Provision for Income Taxes                                   583        556
                                                         -------     ------

Net Income                                              $  1,039    $ 1,041
                                                         =======     ======

Per Share Data

   Net Income                                           $   2.07    $  2.07
                                                         =======     ======

   Cash Dividends                                       $    .62    $   .58
                                                         =======     ======

Weighted Average Common Shares Outstanding               501,898    501,898
                                                         =======    =======

       The accompanying notes are an integral part of these statements.

                           HIGHLANDS BANKSHARES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
               (In Thousands of Dollars Except Per Share Amounts)

                                                         Three Months Ended
                                                              June 30,
                                                          2000        1999
                                                       ----------  -------
Interest Income

   Interest and fees on loans                           $  3,784    $ 3,341
   Interest on federal funds sold                             70        140
   Interest on time deposits                                  53         65
   Interest and dividends on investment securities
     Taxable                                                 420        456
     Nontaxable                                               41         44
                                                         -------     ------

   Total Interest Income                                   4,368      4,046
                                                         -------     ------

Interest Expense

   Interest on time deposits over $100,000                   434        368
   Interest on other deposits                              1,616      1,527
   Interest on borrowed money                                 33         33
                                                         -------     ------

   Total Interest Expense                                  2,083      1,928
                                                         -------     ------

Net Interest Income                                        2,285      2,118

Provision for Loan Losses                                    100         75
                                                         -------     ------

Net Interest Income After Provision for Loan Losses        2,185      2,043
                                                         -------     ------

Noninterest Income

   Service charges                                           143         90
   Other income                                              125        120
   Investment security gains                                              3
                                                         -------     ------

   Total Noninterest Income                                  268        213
                                                         -------     ------

Noninterest Expense

   Salaries and employee benefits                            889        782
   Occupancy expense                                          76         70
   Equipment expense                                         144        106
   Data processing expense                                   121        110
   Other                                                     409        357
                                                         -------     ------

   Total Noninterest Expense                               1,639      1,425
                                                         -------     ------

Income Before Income Taxes                                   814        831

Provision for Income Taxes                                   313        295
                                                         -------     ------

Net Income                                              $    501    $   536
                                                         =======     ======

Per Share Data

   Net Income                                           $   1.00    $  1.07
                                                         =======     ======

   Cash Dividends                                       $    .31    $   .29
                                                         =======     ======

Weighted Average Common Shares Outstanding               501,898    501,898
                                                         =======    =======

       The accompanying notes are an integral part of these statements.

                           HIGHLANDS BANKSHARES, INC.

                           CONSOLIDATED BALANCE SHEETS

                            (In Thousands of Dollars)

                                                      June 30,   December 31,
                                                        2000         1999
                                                    ------------ --------
     ASSETS

Cash and due from banks - noninterest bearing         $  5,451    $  7,312
Time deposits in other banks                             3,431       2,436
Federal funds sold                                       5,038       2,703
Securities held to maturity (note 2)                     2,956       3,176
Securities available for sale (note 3)                  25,589      25,893
Other investments                                          763         746
Loans, net of unearned interest (note 4)               173,649     166,614
   Less allowance for loan losses (note 5)              (1,459)     (1,318)
Bank premises and equipment                              5,755       5,691
Interest receivable                                      1,753       1,628
Investment in insurance contracts (note 6)               4,752       4,662
Other assets                                               906         938
                                                       -------     -------

   Total Assets                                       $228,584    $220,481
                                                       =======     =======

     LIABILITIES

Deposits:
   Noninterest bearing

     Demand deposits                                  $ 22,143    $ 21,085
   Interest bearing
     Money market and checking                          18,438      18,102
     Money market savings                               12,200      13,391
     Savings                                            21,667      21,330
     Time deposits over $100,000                        30,739      28,529
     All other time deposits                            92,364      89,908
                                                       -------     -------

   Total Deposits                                      197,551     192,345

Borrowed money                                           4,435       2,568
Accrued expenses and other liabilities                   1,684       1,344
                                                       -------     -------

   Total Liabilities                                   203,670     196,257
                                                       -------     -------

   STOCKHOLDERS' EQUITY

Common stock ($5 par value, 1,000,000 shares
   authorized, 546,764 shares issued)                    2,734       2,734
Surplus                                                  1,662       1,662
Retained earnings                                       21,795      21,067
Accumulated other comprehensive loss                      (284)       (246)
                                                       -------     -------

                                                        25,907      25,217

Treasury stock (at cost, 44,866 shares in 2000
   and 1999)                                              (993)       (993)
                                                       -------     -------

   Total Stockholders' Equity                           24,914      24,224
                                                       -------     -------

   Total Liabilities and Stockholders' Equity         $228,584    $220,481
                                                       =======     =======



       The accompanying notes are an integral part of these statements.

                           HIGHLANDS BANKSHARES, INC.

          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                            (In Thousands of Dollars)

                                                            Accumulated
                                                               Other
                        Common         Treasury   Retained Comprehensive
                        Stock   Surplus  Stock    Earnings  Income(Loss) Total

Balance,
   December 31, 1999    $2,734  $ 1,662 $  (993)  $   21,067  $  (246)  $24,224

   Comprehensive Income

   Net Income                                          1,039              1,039
   Net change in unrealized
     depreciation on
     investment securities
     available for sale,
     net of taxes                                                 (38)      (38)
                         -----   ------   ------      ------   ------    ------

   Total Comprehensive Income                                             1,001
   Dividends paid                                      (311)               (311)
                         -----   ------   ------     ------    ------    ------

   Balances,
     June 30, 2000      $2,734  $ 1,662 $  (993) $   21,795   $  (284)  $24,914
                         =====   ======  ======   =========    ======    ======

                                                             Accumulated
                                                                Other
                         Common         Treasury   Retained Comprehensive
                         Stock  Surplus   Stock    Earnings Income (Loss) Total

Balance,
   December 31, 1998    $2,734  $ 1,662 $  (993)  $   19,324   $  119   $22,846

   Comprehensive Income

   Net Income                                          1,041              1,041
   Net change in unrealized
     depreciation on
     investment securities
     available for sale,
     net of taxes                                                (259)     (259)
                         -----   ------  ------       ------   ------    ------

   Total Comprehensive
     Income                                                                 782
   Dividends paid                                      (290)               (290)
                         -----   ------  ------      ------    ------    ------

   Balances,
     June 30, 1999      $2,734  $ 1,662 $  (993) $   20,075   $  (140)  $23,338
                         =====   ======  ======   =========    ======    ======


       The accompanying notes are an integral part of these statements.

                           HIGHLANDS BANKSHARES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                            (In Thousands of Dollars)

                                                          Six Months Ended
                                                              June 30,

                                                          2000        1999
                                                       ----------  -------
Cash Flows from Operating Activities:

   Net income                                           $  1,039    $ 1,041
   Adjustments to reconcile net income to net
     cash provided by operating activities:
       Investment security gains                                         (3)
       Depreciation                                          232        178
       Net securities amortization                            23         92
       Provision for loan losses                             220        135
       Income from insurance investments                     (90)       (53)
       Increase in interest receivable                      (125)      (130)
       Decrease in other assets                               54          5
       Increase in accrued expenses                          340         77
                                                         -------     ------

   Net Cash Provided by Operating Activities               1,693      1,342
                                                         -------     ------

Cash Flows from Investing Activities:

   Net change in time deposits in other banks               (995)    (1,685)
   Net change in federal funds sold                       (2,335)     4,430
   Proceeds from maturities of securities
     available for sale                                    3,239      7,034
   Proceeds from maturities of securities
     held to maturity                                        224         50
   Purchase of securities available for sale              (3,022)    (8,846)
   Purchase of other investments                             (17)       (15)
   Net change in loans                                    (7,114)    (5,506)
   Proceeds from sale of property and equipment               11
   Purchase of property and equipment                       (307)      (596)
   Investment in insurance contracts                                 (2,397)
                                                         -------     ------

   Net Cash Consumed by Investing Activities             (10,316)    (7,531)
                                                         -------     ------

Cash Flows from Financing Activities:

   Net increase in deposits                                5,206      5,427
   Dividends paid in cash                                   (311)      (290)
   Repayment of borrowed money                              (133)       (83)
   Advances of borrowed money                              2,000        307
                                                         -------     ------

   Net Cash Provided by Financing Activities               6,762      5,361
                                                         -------     ------

Net Decrease in Cash and Cash Equivalents                 (1,861)      (828)

Cash and Cash Equivalents, Beginning of Period             7,312      5,112
                                                         -------     ------

Cash and Cash Equivalents, End of Period                $  5,451    $ 4,284
                                                         =======     ======

Supplemental Disclosures:
   Cash Paid For:

     Income taxes                                       $    502    $   622
     Interest                                              3,985      3,834
The accompanying notes are an integral part of these statements.

                           HIGHLANDS BANKSHARES, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1    ACCOUNTING PRINCIPLES:

             The consolidated financial statements conform to generally accepted accounting principles and to general industry practices. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 2000, and the results of operations for the six month periods ended June 30, 2000 and 1999. The notes included herein should be read in conjunction with the notes to financial statements included in the 1999 annual report to stockholders of Highlands Bankshares, Inc.

             The Company does not expect the anticipated adoption of any newly issued accounting standards to have a material impact on future operations or financial position.

NOTE 2    SECURITIES HELD TO MATURITY:

             The amortized cost and fair value of securities held to maturity as of June 30, 2000 and December 31, 1999, are as follows:

                                           2000                1999

                                   Amortized   Fair     Amortized    Fair
                                     Cost      Value       Cost      Value

          US Treasury securities and
            obligations of US
            Government corporations

            and agencies            $   216  $   216      $  340   $   340
          Obligations of states and
            political subdivisions    2,740    2,713       2,836     2,836
                                     ------   ------       -----    ------

            Total                   $ 2,956  $ 2,929      $3,176   $ 3,176
                                     ======   ======       =====    ======


NOTE 3    SECURITIES AVAILABLE FOR SALE:

             The amortized cost and fair value of securities available for sale as of June 30, 2000 and December 31, 1999, are as follows:

                                           2000                1999

                                  Amortized    Fair    Amortized      Fair
                                     Cost      Value       Cost      Value

          US Treasury securities and
            obligations of US
            Government corporations

            and agencies            $25,119  $24,720      $25,350  $25,008
          Obligations of states and
            political subdivisions      255      245         255       243
          Other investments             664      624         679       642
                                     ------   ------       -----    ------

            Total                   $26,038  $25,589      $26,284  $25,893
                                     ======   ======       ======   ======

                           HIGHLANDS BANKSHARES, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4    LOANS OUTSTANDING:

             A summary of loans outstanding as of June 30, 2000 and December 31, 1999, is as follows:

                                                        2000         1999
                                                        ----         ----

          Commercial                                  $ 33,620    $ 31,567
          Real estate- construction                      3,878       3,296
                     - mortgages                        95,026      93,391
          Consumer installment                          42,136      39,994
                                                       -------     -------

            Total                                      174,660     168,248
          Unearned interest                             (1,011)     (1,634)
                                                       -------     -------

            Net loans outstanding                     $173,649    $166,614
                                                       =======     =======


NOTE 5    ALLOWANCE FOR LOAN LOSSES:

             A summary of transactions in the allowance for loan losses for the six months ended June 30, 2000 and 1999, follows:

                                                        2000         1999
                                                        ----         ----

          Balance, beginning of period                $  1,318    $  1,356
          Provisions charged to operating expenses         220         135
          Loan recoveries                                   60          50
          Loan charge-offs                                (139)       (215)
                                                       -------     -------

            Balance, end of period                    $  1,459    $  1,326
                                                       =======     =======


NOTE 6    INVESTMENT IN INSURANCE CONTRACTS:

             Investment in insurance contracts consist of single premium insurance contracts which have the dual purposes of providing a rate of return to the Company which approximately equals the rate of return on one year Treasury obligations and providing life insurance and retirement benefits to employees. The carrying value of these investments was $4,752,000 at June 30, 2000 and $4,662,000 at December 31, 1999.

                           HIGHLANDS BANKSHARES, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7    STATE INCOME TAX AUDIT:

          In the second quarter of 2000, the Company was selected for audit by the state of West Virginia for the years ended 1997 - 1999. The audit covered the areas of sales and use taxes, income taxes and franchise taxes. Management has received the auditor's report showing sales and uses tax deficiencies of $21,000 and has charged this amount to operations in the quarter ending June 30, 2000. The income and franchise tax proposed assessments total $100,000 and stem from the agent's reclassification of certain loans from West Virginia resident home mortgages to commercial and/or nonresident home mortgages. Management believes that West Virginia state law is unclear on the definition of resident mortgages and has arranged a meeting with state officials to discuss the matter. Management accrued and charged to operations its estimate of the correct liability of $69,000 in the second quarter of 2000. This estimate of liability will be adjusted when the matter is settled, hopefully, in the third quarter of 2000.

NOTE 8    BUSINESS COMBINATIONS:

          On May 3, 2000, The Grant County Bank ("Grant") and The Stockmans Bank of Harman ("Stockmans") entered into an agreement and plan of merger whereby Grant would purchase the remaining shares of Stockmans not already owned by Highlands Bankshares, Inc. The agreement calls for cash to be paid for outstanding shares and will be accounted for as a purchase under generally accepted accounting principles. Closing took place on July 26, 2000 and Grant paid stockholders $7,850 per share for each of the 229 shares not owned by Highlands. The total purchase cost of $1,798,000 will be funded with short-term investments currently held as federal funds and short-term borrowings from the Federal Home Loan Bank. The purchase will increase total assets and deposits by approximately $9,000,000. Immediately subsequent to the closing, Stockmans was merged into the operations of Grant and will operate as a branch of Grant.

Item 2 Management's   Discussion  and  Analysis  of  Financial   Condition  and
       Results of Operations


Overview

    Year to Date Operations

    The Company's six month income of $1,039,000 was a decrease of $2,000 over 1999 amounts and represents a .19% decrease in net income and earnings per share compared to 1999 operations. Earnings represented an annualized return on equity of 8.46% for the first six months of 2000 compared to 9.02% for the same period in 1999. The annualized return on average assets was .93% in the first six months of 2000 compared with .97% in the first six months of 1999.

    The tax equivalent net interest income increased by $343,000 in 2000 as the result of an increased level of income earning assets. Returns on loans declined three basis points, yields on fed funds and cash equivalents increased by 85 basis points and yields on investments increased by four basis points. An increase of fifteen basis points in the overall cost of funds was the result of higher costs of transaction and saving accounts and borrowed money. The net interest margin was 4.41% of average earning assets for the first six months of 2000 compared to 4.24% for the same period in 1999.

    Noninterest income increased 45.87% in 2000 compared to 1999 due mainly to an increase in income from service charges and returns earned on investments in insurance contracts. Noninterest expenses increased 14.52% in 2000 due to earning asset growth and costs relating to the opening of a new branch in Moorefield in October of 1999.

    Quarter Ending June 30 Operations

    Overall net income and earnings per share for the quarter ending June 30, 2000 declined 6.53% to $501,000 when compared to 1999 income of $536,000. Increases in the net interest margin and noninterest income were offset by increases in operating expenses during the period. In addition, a state tax audit was conducted in the second quarter of 2000, resulting in an after tax charge to earnings of $58,000.

Net Interest Income

    Year to Date Operations

    The Company's net interest income on a tax equivalent basis was $4,554,000 in the first six months of 2000 compared to $4,211,000 for 1999. The 8.16% increase was due to an increase in the yield on short-term investments that was substantially larger than the increase in the cost of short-term deposits. Also contributing to the margin increase was a 3.85% increase in average earning assets. Average loans outstanding grew by 12.40% from 1999 to 2000. This growth reflects good local economic conditions, moderate interest rates and expanded banking facilities. The overall costs of funds reflects the high level of competition for deposits in the Company's service areas which have traditionally paid higher rates on deposits than larger statewide financial institutions. The deposit increase of 2.18% represents growth in certificates of deposits and has been obtained from customers in the immediate service areas.

    Loans outstanding at June 30, 2000 increased 12.96% over amounts at June 30, 1999 and 8.44% on annualized basis since December 31, 1999. The increase in loans has been the result of opening branches in new market areas and a concerted effort to increase lending in existing markets. Loan growth has been funded by deposit growth and declines in the level of federal funds sold and security investments. The 2.85% increase in the tax equivalent net interest margin for the second quarter of 2000 over the first quarter of 2000 is the result of growth in earning assets. Barring any dramatic increases in interest rates by the Federal Reserve Bank, the Company anticipates its net interest margin remaining stable or increasing slightly as changes in the rates paid on deposits are matched against increases in returns on investments and loans.

Item 2 Management's   Discussion  and  Analysis  of  Financial   Condition  and
       Results of Operations (Continued)


Net Interest Income (Continued)

    Quarter Ending June 30 Operations

    The Company's net interest  income on a tax  equivalent  basis of $2,309,000 was 4.41% of average earning assets for the quarter ending June 30, 2000 compared to net interest income of $2,144,000 (4.26% of average earning assets) for the same period in 1999. Increased income from loans was the result of increases in volume as the level of average loans outstanding rose in the period and market rates remained virtually unchanged. Yields on investment securities rose twelve basis points and yields on short-term investments increased 76 basis points from 1999 to 2000. Tempering the increase in the net interest margin was an increase in rates paid on interest bearing liabilities from 4.39% in 1999 to 4.72% in 2000. The increase was the result of increased costs on all types of deposit accounts. The Company expects future deposit rates to remain stable or increase slightly in the second half of 2000 as higher market conditions seen in the last twelve months have a greater impact on the cost of time deposits.

    A complete yield analysis is shown as Table I on page 17.

Noninterest Income

    Year to Date Operations

    Noninterest income for the period ending June 30, 2000 increased 45.87% from amounts at June 30, 1999. An increase in service charge income of $114,000 was the result of increased rates on NSF returned checks and increased volume of returns. Income from investments in insurance contracts entered into in 1998 and June of 1999 increased by $45,000 in 2000 compared to 1999 operations.

    Quarter Ending June 30 Operations

    Noninterest interest income for the quarter ending June 30, 2000 increased 25.82% as the result of items discussed in the preceding paragraph.

Noninterest Expenses

    Year to Date Operations

    Overall, noninterest expense increased 14.52% in the first six months of 2000 when compared to the same period in 1999. Personnel expenses increased 14.56% as the result of asset growth, a new branch in Moorefield and additional officer compensation funded through life insurance contracts. Occupancy and equipment expenses increased 21.88% as the result of higher depreciation on equipment acquired as part of the year 2000 readiness program. Data processing expenses increased 13.58% as a result of changes in the data processing contract. Other noninterest expenses increased by 11.00% due to asset growth and expenses relating to a state use tax audit. The overall increase in noninterest expenses of 14.52% is higher than the increase in assets but is in line with management's expectations.

    Quarter Ending June 30 Operations

    Overall, noninterest expenses increased 15.02% for the quarter ending June 30, 2000 compared to the quarter ending June 30, 1999. The reasons for the quarterly increase are the same as for the year-to-date increases and the percentage increases for the quarters are relatively the same as the year-to-date increases. The Company recognized an expense for use taxes in the second quarter of 2000 of $21,000 as the result of an audit conducted by the state of West Virginia.

Item 2 Management's   Discussion  and  Analysis  of  Financial   Condition  and
       Results of Operations (Continued)


Income Taxes

    Year to Date Operations

    Net income taxes as a percentage of pretax income increased from 34.82% in 1999 to 35.94% in 2000. The increase was the result of the state tax audit discussed in the footnotes. Absent this adjustment, the income tax expense as a percentage of pretax income would have been 33.14%.

    Quarter Ending June 30 Operations

    Net income taxes as a percentage of pretax income increased from 35.50% in 1999 to 38.45% in 2000. The increase was the result of the state tax audit. Absent this adjustment, the income tax expense as a percentage of pretax income would have been 33.66%.

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

    Loans outstanding increased $7,035,000 or 4.22% in the first six months in 2000. Loan increases in all types of loans were noted. The loan to deposit ratio was 87.90% at June 30, 2000 compared to 86.62% at December 31, 1999. Management believes this level of lending activity is satisfactory to generate adequate earnings without undue credit risk. Loan demand is expected to remain satisfactory in the near future with any growth a function of local and national economic conditions.

Asset Quality and Risk Elements

    Nonperforming loans include nonaccrual loans, loans 90 days or more past due and restructured loans. Nonaccrual loans are loans on which interest accruals have been suspended or discontinued permanently. Restructured loans are loans on which the original interest rate or repayment terms have been changed due to financial hardship of the borrower. Nonaccrual loans totaled $184,000 at June 30, 2000 compared to $214,000 at March 31, 2000 and $194,000 at December 31,
1999.

Item 2 Management's   Discussion  and  Analysis  of  Financial   Condition  and
       Results of Operations (Continued)


Asset Quality and Risk Elements (Continued)

    Real estate acquired through foreclosure was $121,000 at June 30, 2000 and December 31, 1999. All foreclosed property held at June 30, 2000 was in the Company's primary service area. The Company's practice is to value real estate acquired through foreclosure at the lower of (i) an independent current appraisal or market analysis less anticipated costs of disposal, or (ii) the existing loan balance. The Company is actively marketing all foreclosed real estate and does not anticipate material write-downs in value before disposition.

    An inherent risk in the lending of money is that the borrower will not be able to repay the loan under the terms of the original agreement. The allowance for loan losses (see subsequent section) provides for this risk and is reviewed periodically for adequacy. This review also considers concentrations of loans in terms of geography, business type or level of risk. While lending is geographically diversified within the service area, the Company does have some concentration of loans in the area of agriculture (primarily poultry farming), timber and related industries. Management recognizes these concentrations and considers them when structuring its loan portfolio. As of June 30, 2000, management is not aware of any significant potential problem loans in which the debtor is currently meeting their obligations as stated in the loan agreement but which may change in future periods.

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

    The additional provision for loan losses in 2000 is due to a rapid increase in loans outstanding and the prospects of slightly larger credit losses if the actions of the Federal Reserve Bank slow down the expanding economy.

    The provision for credit losses and changes in the allowance for credit losses are shown below (in thousands of dollars).

                                         Quarter Ended      Six Months Ended
                                            June 30,            June 30,
                                         -----------------  -----------
    Allowance for credit losses        2000     1999         2000     1999
    ---------------------------      -------- -------      -------  ------

    Balance, beginning of period     $ 1,389  $ 1,303    $ 1,318  $ 1,356
    Net charge-offs (recoveries)
      Charge-offs                        (52)     (71)      (139)    (215)
      Recoveries                          22       19         60       50
                                      ------   ------     ------   ------

    Total net charge-offs *              (30)     (52)       (79)    (165)
    Provision for credit losses          100       75        220      135
                                      ------   ------     ------   ------

      Balance, End of Period         $ 1,459  $ 1,326    $ 1,459  $ 1,326
                                      ======   ======     ======   ======

Item 2 Management's   Discussion  and  Analysis  of  Financial   Condition  and
       Results of Operations (Continued)


Allowance for Loan Losses (Continued)

                                       Quarter Ended     Six Months Ended
                                         June 30,             June 30,
                                    ------------------ ---------------
                                       2000    1999       2000     1999
                                       ----    ----       ----     ----
   * Components of net charge-offs:
      Real estate                    $        $          $   (30)  $
      Commercial                          (6)      (3)       (17)     (75)
      Installment                        (24)     (49)       (32)     (90)
                                      ------   ------     ------   ------

      Total                          $   (30) $   (52)   $   (79) $  (165)
                                      ======   ======     ======   ======


    The allowance for credit losses of $1,459,000 at June 30, 2000, was up $70,000 from its level at March 31, 2000, and up $141,000 from December 31, 1999 levels. The allowance was equal to .84%, .83% and .79% of total loans at June 30, 2000, March 31, 2000 and December 31, 1999, respectively.

Securities

     The Company's securities portfolio serves numerous purposes. Portions of the portfolio may secure certain public and trust deposits. The remaining portions are held as investments or used to assist the Company in liquidity and asset/liability management. Total securities at June 30, 2000 were $29,308,000 compared to $29,815,000 at December 31, 1999. Securities as a percentage of total assets were 12.82% at June 30, 2000 compared to 13.52% at December 31, 1999. The level of securities relative to total assets has remained steady throughout 2000.

     The securities portfolio consists of three components, specifically, securities held to maturity, securities available for sale and other investments. Securities are classified as held to maturity when management has the intent and the Company has the ability at the time of purchase to hold the securities to maturity. Held to maturity securities are carried at cost, adjusted for amortization of premiums and accretion of discounts. Securities to be held for indefinite periods of time are classified as available for sale and accounted for at market value. Securities available for sale include securities that may be sold in response to changes in market interest rates, changes in the security's prepayment risk, increases in loan demand, general liquidity needs and other similar factors. Other investments consist of investments in insurance products which are designed to provide a rate of return similar to one year Treasury obligations. These products may provide additional employee benefits based on their annualized performance. Other investments also include restricted securities whose ownership is required to participate in certain governmental programs. The Company's recent purchases of all securities have generally been limited to securities of high credit quality with short to medium term maturities. Changes in the market values of securities available for sale are reflected as changes in stockholders' equity, net of the deferred tax effect. As of June 30, 2000, the cost of the securities available for sale exceeded their market value by $451,000 ($284,000 after tax considerations).

Deposits

     The Company's main source of funds remains deposits received from individuals, governmental entities and businesses located within the Company's service area. Deposit accounts include demand deposits, savings, money market and certificates of deposit.

Item 2 Management's   Discussion  and  Analysis  of  Financial   Condition  and
       Results of Operations (Continued)


Deposits (Continued)

     Total deposits increased 2.71% between December 31, 1999 and June 30, 2000, in all deposit areas except money market savings accounts. The cost of funds for the first six months of 2000 was 4.63% compared to 4.48% for the same period in 1999. The costs on all saving and demand deposits increased during the period while costs on certificates remained unchanged. The majority of the Company's deposits are time deposits which are attractive to persons seeking high yields on their deposits but without the need for liquidity. The Company has not actively pursued deposits in excess of $100,000 due to the volatile nature of these relationships but saw moderate increases in these deposits in the first half of 2000.

Capital

     The Company seeks to maintain a strong capital base to expand facilities, promote public confidence, support current operations and grow at a manageable level. As of June 30, 2000, the Company's total risk based capital ratio was 17.00% which is far above the regulatory minimum of 8.0%. The ratio of total capital to total assets was 10.90% at June 30, 2000.

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

Item 2 Management's   Discussion  and  Analysis  of  Financial   Condition  and
       Results of Operations (Continued)


Interest Rate Sensitivity (Continued)

     At June 30, 2000 the Company had a negative gap position. This liability sensitive position typically produces an unfavorable contribution to earnings during a period of increasing rates. With the largest amount of interest sensitive assets and liabilities repricing within three years, the Company monitors these areas very closely. Early withdrawal of deposits, prepayments of loans and loan delinquencies are some of the factors that could affect actual versus expected cash flows. In addition, changes in rates on interest sensitive assets and liabilities may not be equal, which could result in a change in net interest margin. While the Company does not match each of its interest sensitive assets against specific interest sensitive liabilities, it does review its positions regularly and takes actions to reposition itself when necessary.

Subsequent Event

     As discussed in the footnotes to the financial statements, The Grant County Bank purchased the stock of the Stockmans Bank of Harman on July 26, 2000 and immediately merged it into Grant to be operated as a branch of the Bank. Stockmans operates a single location in Harman, West Virginia. Stockmans is located in Randolph County, West Virginia which is about thirty miles from Grant's main branch. The addition will increase total deposits and assets by about $9 million dollars. The current loan/deposit ratio for this branch is below the Company's target and immediate efforts will be made to expand lending in this locality. Management believes the acquisition will be only marginally profitable until loans outstanding can be increased and overhead costs brought into line with costs experienced at other branches.

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

Table I

                           HIGHLANDS BANKSHARES, INC.
                          NET INTEREST MARGIN ANALYSIS

                          (Dollar Amounts in Thousands)

                               Six Months Ended         Six Months Ended
                                 June 30, 2000           June 30, 1999
                              ------------------         ---------------
                            Average   Income/         Average    Income/
                            Balance   Expense Rates   Balance    Expense  Rates

Interest Income
   Loans

     Commercial            $ 31,379 $ 1,345  8.57%  $ 29,866 $   1,274  8.53%
     Consumer                39,479   2,001 10.14%    32,262     1,731 10.73%
     Real estate             97,537   4,071  8.35%    87,694     3,620  8.26%
                            -------  --------------    -------  --------------

   Total                    168,395   7,417  8.81%   149,822     6,625  8.84%

   Federal funds sold         4,493     131  5.83%    11,604       269  4.64%
   Interest bearing
     deposits                 3,265      85  5.21%     4,467       110  4.93%
   Investments
     Taxable                 27,229     832  6.11%    29,689       904  6.09%
     Tax exempt 1             3,106     132  8.50%     3,242       137  8.45%
                            ------- -------  ----    -------  --------  ----

   Total Earning Assets 1   206,488   8,597  8.33%   198,824     8,045  8.09%

Interest Expense

   Demand deposits          31,109       438  2.82%    32,828       395  2.41%
   Savings                  20,941       298  2.85%    21,085       285  2.70%
   Time deposits           120,101     3,239  5.39%   114,572     3,086  5.39%
   Other borrowed money      2,485        68  5.47%     2,568        68  5.30%
                           -------  --------  ----    -------  --------  ----

   Total Interest Bearing

     Liabilities           174,636     4,043  4.63%   171,053     3,834  4.48%
                           -------  --------  ----    -------  --------  ----

   Net Interest Margin             $   4,554                  $   4,211
                                    ========                   ========


   Net Yield on Interest Earning

     Assets 1                                 4.41%                      4.24%
                                              ====                       ====

1  On a taxable equivalent basis based on a tax rate of 37%.




       17 (Continued)
Table I (Continued)


                           HIGHLANDS BANKSHARES, INC.
                          NET INTEREST MARGIN ANALYSIS
                          (Dollar Amounts in Thousands)

                           Three Months Ended         Three Months Ended
                              June 30, 2000              June 30, 1999
                          -------------------         ------------------
                         Average   Income/         Average  Income/
                         Balance   Expense Rates   Balance  Expense    Rates

Interest Income
   Loans

     Commercial           $ 31,862  $  689  8.65%  $ 29,743  $    644   8.66%
     Consumer               40,376   1,025 10.15%    32,910       872  10.60%
     Real estate            98,212   2,070  8.43%    88,491     1,825   8.25%
                           ------- -------  ----    -------   -------   ----

   Total                   170,450   3,784  8.88%   151,144     3,341   8.84%

   Federal funds sold        4,614      70  6.07%    11,650       140   4.81%
   Interest bearing
     deposits                4,177      53  5.08%     5,285        65   4.92%
   Investments
     Taxable                27,158     420  6.19%    30,151       456   6.05%
     Tax exempt 1            3,074      65  8.46%     3,242        70   8.64%
                           ------- -------  ----    -------   -------   ----

   Total Earning Assets 1  209,473   4,392  8.39%   201,472     4,072   8.08%

Interest Expense

   Demand deposits        31,674       234  2.96%    35,521       214   2.41%
   Savings                20,790       152  2.92%    21,425       147   2.74%
   Time deposits         121,666     1,664  5.47%   116,184     1,534   5.28%
   Other borrowed money    2,473        33  5.34%     2,559        33   5.16%
                         -------   -------  ----    -------   -------   ----

   Total Interest Bearing

     Liabilities         176,603     2,083  4.72%   175,689     1,928   4.39%
                         -------   -------  ----    -------   -------   ----

   Net Interest Margin            $  2,309                   $  2,144
                                   =======                    =======


   Net Yield on Interest Earning

     Assets 1                               4.41%                       4.26%
                                            ====                        ====

1  On a taxable equivalent basis based on a tax rate of 37%.

TABLE II

                           HIGHLANDS BANKSHARES, INC.
                       INTEREST RATE SENSITIVITY ANALYSIS
                                  JUNE 30, 2000
                            (In Thousands of Dollars)

                                                           More than
                                                            5 Years
                        1 - 90  91 - 365  1 to 3   3 to 5    or no
                         Days     Days     Years    Years  Maturity  Total

EARNINGS ASSETS

   Loans                $30,997  $63,907  $42,768  $21,122  $14,855 $173,649
   Fed funds sold         5,038                                       5,038
   Securities             5,729    7,437   11,141    2,020   2,981   29,308
   Time deposits in other
     banks                1,779    1,652                              3,431
                         ------   ------   ------   ------   -----   ------

   Total                 43,543   72,996   53,909   23,142   17,836 211,426
                         ------   ------   ------   ------   ------ -------


INTEREST BEARING LIABILITIES

   Transaction accounts  18,438                                      18,438
   Money market savings  12,200                                      12,200
   Savings accounts      21,667                                      21,667
   Time deposits more
     than $100,000        3,676   11,092   12,197    3,774           30,739
   Time deposits less
     than $100,000       13,733   42,852   28,306    7,291     182   92,364
   Other borrowed money   2,046      140      403      405   1,441    4,435
                         ------   ------   ------   ------   -----   ------

   Total                 71,760   54,084   40,906   11,470   1,623  179,843
                         ------   ------   ------   ------   -----  -------


Rate sensitivity GAP    (28,217)  18,912   13,003   11,672  16,213

Cumulative GAP          (28,217)  (9,305)   3,698   15,370  31,583

Ratio of cumulative
   interest sensitive assets to
   cumulative interest
   sensitive liabilities  60.68%   92.61%  102.22%  108.62%  117.56%



Assumes all transaction, money market and savings deposit accounts reprice within 90 days.

Part II Other Information

Item 1. Legal Proceedings -               Not Applicable

Item 2. Changes in Securities -           Not Applicable

Item 3. Defaults Upon Senior Securities - Not Applicable

Item 4. Submission of Matters to a Vote
        of Security Holders -             On April 11, 2000, the  stockholders
                                          held  their  annual   meeting.   The
                                          following  item was  approved by the
                                          shareholders    by   the    required
                                          majority:

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

                                                27      Financial         Data
                                                        Schedule attached

                                          (b)   Reports  on Form 8-K  filed
                                                during  the six  months  ended
                                                June 30, 2000.

                                                None

                                  EXHIBIT INDEX

Exhibit

 Index                                                            Page Number

  27       Financial Data Schedule for the quarter ending
           June 30, 2000                                               22

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

Date:  August 14, 2000