Form 10-Q
period 2000-09-30
HIGHLANDS BANKSHARES INC /WV/
filed 2000-11-13
CIK 756862

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-Q

                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934


For the quarter ended                         Commission File No.   0-16761
 September 30, 2000

                           HIGHLANDS BANKSHARES, INC.

           West Virginia                                      55-0650793
-----------------------------------                         ---------------
(State or Other Jurisdiction of                             (I.R.S. Employer
 Incorporation or Organization)                           Identification No.)


                                 P. O. Box 929
                         Petersburg, West Virginia 26847

                                (304) 257-4111
                         ---------------------
             (Registrant's Telephone Number, Including Area Code)



    Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes ..X. No ....

    State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                Class                       Outstanding at September 30, 2000
----------------------------------------    ---------------------------------
Common Stock, par value - $5                            501,898 shares

                           HIGHLANDS BANKSHARES, INC.

                                      INDEX

                                                                         Page

PART I   FINANCIAL INFORMATION                                            2

Item 1.  Financial Statements

         Consolidated Statements of Income - Nine Months Ended
         September 30, 2000 and 1999                                      2

         Consolidated Statements of Income - Three Months Ended
         September 30, 2000 and 1999                                      3

         Consolidated Balance Sheets - September 30, 2000 and
         December 31, 1999                                                4

         Consolidated Statements of Changes in Stockholders' Equity -
         Nine Months Ended September 30, 2000 and 1999                    5

         Consolidated Statements of Cash Flows - Nine Months Ended
         September 30, 2000 and 1999                                      6

         Notes to Consolidated Financial Statements                       7


Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                   10


PART II  OTHER INFORMATION                                               19

Item 1.  Legal Proceedings                                               19

Item 2.  Changes in Securities                                           19

Item 3.  Defaults upon Senior Securities                                 19

Item 4.  Submission of Matters to a Vote of Security Holders             19

Item 5.  Other Information                                               19

Item 6.  Exhibit and Reports on Form 8K                                  19


         SIGNATURES                                                      21

Part I Financial Information
Item 1 Financial Statements

                           HIGHLANDS BANKSHARES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                            (In Thousands of Dollars)

                                                         Nine Months Ended
                                                           September 30,
                                                          2000        1999
                                                       ----------  -------

Interest Income

   Interest and fees on loans                           $11,561     $10,096
   Interest on federal funds sold                           214         354
   Interest on time deposits                                137         158
   Interest and dividends on investment securities
     Taxable                                              1,245       1,347
     Nontaxable                                             128         129
                                                         ------      ------

   Total Interest Income                                 13,285      12,084
                                                         ------      ------

Interest Expense

   Interest on time deposits over $100,000                1,330       1,130
   Interest on other deposits                             4,878       4,508
   Interest on borrowed money                               141         104
                                                         ------      ------

   Total Interest Expense                                 6,349       5,742
                                                         ------      ------

Net Interest Income                                       6,936       6,342

Provision for Loan Losses                                   310         220
                                                         ------      ------

Net Interest Income after Loan Losses                     6,626       6,122
                                                         ------      ------

Noninterest Income

   Service charges                                          439         272
   Other                                                    392         324
   Investment security gains                                              4
                                                         ------      ------

   Total Noninterest Income                                 831         600
                                                         ------      ------

Noninterest Expense

   Salaries and employee benefits                         2,671       2,352
   Occupancy expense                                        223         201
   Equipment expense                                        424         321
   Data processing expense                                  373         345
   Other                                                  1,173       1,041
                                                         ------      ------

   Total Noninterest Expense                              4,864       4,260
                                                         ------      ------

Income before Income Taxes                                2,593       2,462

Provision for Income Taxes                                  939         841
                                                         ------      ------

Net Income                                              $ 1,654     $ 1,621
                                                         ======      ======

Per Share Data

   Net Income                                           $   3.30    $   3.23
                                                         =======     =======

   Cash Dividends                                       $    .93    $    .87
                                                         =======     =======

Weighted Average Common Shares Outstanding               501,898     501,898
                                                         =======     =======



       The accompanying notes are an integral part of these statements.

                                   HIGHLANDS BANKSHARES, INC.
                              CONSOLIDATED STATEMENTS OF INCOME
                                   (In Thousands of Dollars)

                                                         Three Months Ended
                                                            September 30,
                                                          2000        1999

Interest Income

   Interest and fees on loans                           $ 4,144     $ 3,471
   Interest on federal funds sold                            83          85
   Interest on time deposits                                 52          48
   Interest and dividends on investment securities
     Taxable                                                413         443
     Nontaxable                                              45          43
                                                         ------      ------

   Total Interest Income                                  4,737       4,090
                                                         ------      ------

Interest Expense

   Interest on time deposits over $100,000                  491         390
   Interest on other deposits                             1,742       1,482
   Interest on borrowed money                                73          36
                                                         ------      ------

   Total Interest Expense                                 2,306       1,908
                                                         ------      ------

Net Interest Income                                       2,431       2,182

Provision for Loan Losses                                    90          85
                                                         ------      ------

Net Interest Income after Loan Losses                     2,341       2,097
                                                         ------      ------

Noninterest Income

   Service charges                                          154         101
   Other income                                             130         123
   Investment security gains                                              1
                                                         ------      ------

   Total Noninterest Income                                 284         225
                                                         ------      ------

Noninterest Expense

   Salaries and employee benefits                           908         813
   Occupancy expense                                         74          64
   Equipment expense                                        144         106
   Data processing                                          122         124
   Other                                                    406         350
                                                         ------      ------

   Total Noninterest Expense                              1,654       1,457
                                                         ------      ------

Income before Income Taxes                                  971         865

Provision for Income Taxes                                  356         285
                                                         ------      ------

Net Income                                              $   615     $   580
                                                         ======      ======

Per Share Data

   Net Income                                           $   1.23    $   1.16
                                                         =======     =======

   Cash Dividends                                       $    .31    $    .29
                                                         =======     =======

Weighted Average Common Shares Outstanding               501,898     501,898
                                                         =======     =======


       The accompanying notes are an integral part of these statements.

                           HIGHLANDS BANKSHARES, INC.
                           CONSOLIDATED BALANCE SHEETS
                            (In Thousands of Dollars)

                                                    September 30,December 31,
                                                        2000        1999
                                                    --------------------
     ASSETS

Cash and due from banks - noninterest bearing         $  5,922    $  7,312
Time deposits in other banks                             2,195       2,436
Federal funds sold                                       5,563       2,703
Securities held to maturity (note 2)                     2,796       3,176
Securities available for sale (note 3)                  25,738      25,893
Other investments                                          763         746
Loans, net of unearned interest (note 4)               184,301     166,614
   Less allowance for loan losses (note 5)              (1,556)     (1,318)
Bank premises and equipment                              6,534       5,691
Interest receivable                                      1,936       1,628
Investment in insurance contracts (note 6)               4,800       4,662
Other assets                                             1,005         938
                                                       -------     -------

   Total Assets                                       $239,997    $220,481
                                                       =======     =======

     LIABILITIES

Deposits:
   Noninterest bearing

     Demand deposits                                  $ 24,692    $ 21,085
   Interest bearing
     Money market and checking                          16,059      18,102
     Money market savings                               11,411      13,391
     Savings                                            23,750      21,330
     Time deposits over $100,000                        32,754      28,529
     All other time deposits                            99,086      89,908
                                                       -------     -------

   Total Deposits                                      207,752     192,345

Borrowed money                                           4,644       2,568
Accrued expenses and other liabilities                   2,052       1,344
                                                       -------     -------

   Total Liabilities                                   214,448     196,257
                                                       -------     -------

   STOCKHOLDERS' EQUITY

Common stock ($5 par value, 1,000,000 shares
   authorized, 546,764 shares issued)                    2,734       2,734
Surplus                                                  1,662       1,662

Retained earnings                                       22,254      21,067
Accumulated other comprehensive loss                      (108)       (246)
                                                       -------     -------

                                                        26,542      25,217

Treasury stock (at cost, 44,866 shares in
   2000 and 1999)                                         (993)       (993)
                                                       -------     -------

   Total Stockholders' Equity                           25,549      24,224
                                                       -------     -------

   Total Liabilities and Stockholders' Equity         $239,997    $220,481
                                                       =======     =======

       The accompanying notes are an integral part of these statements.

                           HIGHLANDS BANKSHARES, INC.
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                            (In Thousands of Dollars)

                                                     Accumulated
                                                        Other
                          Common          Retained Comprehensive Treasury
                          Stock   Surplus Earnings Income (Loss)  Stock  Total

Balance, December 31,
 1999                    $2,734  $1,662  $21,067     $ (246)   $ (993) $24,224
   Comprehensive Income
   Net Income                               1,654                         1,654
   Net change in unrealized
     appreciation on
     investment securities
     available for sale,
     net of taxes                                        138                138
                                                                          -----

    Total Comprehensive
      Income Dividends                                                    1,792
      paid                                   (467)                         (467)
                           -----    -----    -----     -----    -----     -----

    Balances, September 30,
      2000                $2,734   $1,662  $22,254   $ (108)   $ (993)  $25,549
                           =====    =====   ======    =====     =====    ======



                                                   Accumulated
                                                      Other
                          Common         Retained Comprehensive Treasury
                          Stock  Surplus Earnings  Income (Loss) Stock   Total

Balance, December 31,
 1998                     $2,734 $1,662  $19,324     $  119    $ (993)  $22,846
   Comprehensive Income
   Net Income                              1,621                          1,621
   Net change in
     unrealized appreciation
     (depreciation) on
     investment securities
     available for sale,
     net of taxes                                     (304)                (304)
                                                                          -----

   Total Comprehensive
     Income Dividends                                                     1,317
     paid                                   (437)                          (437)
                           -----  -----    -----     -----     -----     -----

   Balances, September 30,
     1999                 $2,734 $1,662  $20,508   $ (185)    $ (993)   $23,726
                           =====  =====   ======    =====      =====     ======


       The accompanying notes are an integral part of these statements.

                           HIGHLANDS BANKSHARES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In Thousands of Dollars)

                                                         Nine Months Ended
                                                           September 30,
                                                         2000        1999
                                                      ----------  -------
Cash Flows from Operating Activities:
   Net income                                        $   1,654    $   1,621
   Adjustments to reconcile net income to net
     cash provided by operating activities:
       Investment securities gains                                       (4)
       Depreciation                                        352          268
       Income from insurance contracts                    (138)         (97)
       Net security amortization                            32          131
       Provision for loan losses                           310          220
       Increase in interest receivable                    (308)        (118)
       (Increase) Decrease in other assets                (147)          46
       Increase in accrued expenses                        708          141
                                                      --------     --------

   Net Cash Provided by Operating Activities             2,463        2,208
                                                      --------     --------

Cash Flows from Investing Activities:
   Net change in federal funds sold                     (2,860)       5,963
   Proceeds from maturities of securities
     available for sale                                  5,743       12,444
   Proceeds from maturities of securities
     held to maturity                                      386          268
   Purchase of other investments                           (17)         (15)
   Net change in time deposits in other banks              241         (112)
   Purchase of securities available for sale            (5,408)      (9,845)
   Net change in loans to customers                    (17,759)     (12,334)
   Purchase of property and equipment                   (1,206)        (915)
   Proceeds from sale of property and equipment             11
   Investment in insurance contracts                                 (2,398)
                                                      --------     --------

   Net Cash Consumed by Investing Activities           (20,869)      (6,944)
                                                      --------     --------

Cash Flows from Financing Activities:
   Net increase in deposits                             15,407        4,936
   Increase in other borrowed money                      2,076          248
   Payment of dividends                                   (467)        (437)
                                                      --------     --------

   Net Cash Provided by Financing Activities            17,016        4,747
                                                      --------     --------

Net Increase (Decrease) in Cash and Cash Equivalents    (1,390)          11

Cash and Cash Equivalents, Beginning of Period           7,312        5,112
                                                      --------     --------

Cash and Cash Equivalents, End of Period             $   5,922    $   5,123
                                                      ========     ========

Supplementary Disclosures:
   Cash paid for:
     Income taxes                                    $     808    $     877
     Interest expense                                    6,063        5,738

       The accompanying notes are an integral part of these statements.

                           HIGHLANDS BANKSHARES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1    ACCOUNTING PRINCIPLES:

             The consolidated financial statements conform to generally accepted accounting principles and to general industry practices. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 2000, and the results of operations for the nine and three month periods ended September 30, 2000 and 1999. The notes included herein should be read in conjunction with the notes to financial statements included in the 1999 annual report to stockholders of Highlands Bankshares, Inc.

NOTE 2    SECURITIES HELD TO MATURITY:

             The amortized cost and market value of securities held to maturity as of September 30, 2000 and December 31, 1999, are as follows:

                                            2000               1999
                                       Amortized Market    Amortized Market
                                         Cost     Value      Cost     Value
                                      ---------- -------  ---------- ------

          US Treasury securities and
            obligations of US government
            corporations and agencies $ 155 $ 154 $ 340 $ 340 Obligations of states and
            political subdivisions        2,641    2,630     2,836    2,836
                                         ------   ------     -----   ------

            Total                       $ 2,796  $ 2,784    $3,176  $ 3,176
                                         ======   ======     =====   ======


NOTE 3    SECURITIES AVAILABLE FOR SALE:

             The amortized cost and market value of securities available for sale as of September 30, 2000 and December 31, 1999, are as follows:

                                             2000               1999
                                       Amortized Market   Amortized  Market
                                         Cost     Value      Cost     Value
                                      ---------- -------  ---------- ------

          US Treasury securities and
            obligations of US government
            corporations and agencies   $24,295  $24,154    $25,350 $25,008
          Obligations of states and
            political subdivisions        1,036    1,035       255      243
          Other investments                 579      549       679      642
                                         ------   ------     -----   ------

            Total                       $25,910  $25,738    $26,284 $25,893
                                         ======   ======     ======  ======

                           HIGHLANDS BANKSHARES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4    LOANS OUTSTANDING:

             A summary of loans outstanding as of September 30, 2000 and December 31, 1999, is as follows:

                                                        2000       1999

          Commercial                                  $35,008    $ 31,567
          Real estate- construction                     3,292       3,296
                     - mortgages                      100,363      93,391
          Consumer installment                         46,386      39,994
                                                       ------     -------

            Total                                     185,049     168,248
          Unearned interest                              (748)     (1,634)
                                                       ------     -------

            Net loans outstanding                     $184,301   $166,614
                                                       =======    =======


NOTE 5    ALLOWANCE FOR LOAN LOSSES:

             A summary of transactions in the allowance for loan losses for the nine months ended September 30, 2000 and 1999, follows:

                                                        2000       1999

          Balance, beginning of period                $ 1,318    $  1,356
          Allowance relating to loans
            acquired in purchase                           88
          Provisions charged to operating expenses        310         220
          Loan recoveries                                  84          71
          Loan charge-offs                               (244)       (340)
                                                       ------     -------

          Balance, end of period                      $ 1,556    $  1,307
                                                       ======     =======


NOTE 6    INVESTMENT IN INSURANCE CONTRACTS:

             Investments in insurance contracts consist of single premium insurance contracts which have the dual purposes of providing a rate of return to the Company which approximately equals the rate of return on one year Treasury obligations and providing life insurance and retirement benefits to employees. The carrying value of these investments was $4,800,000 at September 30, 2000 and $4,662,000 at December 31, 1999.

                           HIGHLANDS BANKSHARES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 7     STATE INCOME TAX AUDIT:

             In the second quarter of 2000, the Company was selected for audit by the state of West Virginia for the years ended 1997 - 1999. The audit covered the areas of sales and use taxes, income taxes and franchise taxes. Management has received the auditor's report showing sales and uses tax deficiencies of $21,000 and has charged this amount to operations in the quarter ending June 30, 2000. The income and franchise tax proposed assessments total $100,000 and stem from the agent's reclassification of certain loans from West Virginia resident home mortgages to commercial and/or nonresident home mortgages. Management believes that West Virginia state law is unclear as to the definition of residential mortgages and has discussed the matter with state officials. Management accrued and charged to operations its estimate of the correct liability of $69,000 in the second quarter of 2000. This estimate of liability will be adjusted when the matter is settled, hopefully, by the end of the year.

NOTE 8     BUSINESS COMBINATIONS:

              On May 3, 2000, The Grant County Bank ("Grant") and The Stockmans Bank of Harman ("Stockmans") entered into an agreement and plan of merger whereby Grant would purchase the remaining shares of Stockmans not already owned by Highlands Bankshares, Inc. The agreement called for cash to be paid for outstanding shares and was accounted for as a purchase under generally accepted accounting principles. Closing took place on July 26, 2000 and Grant paid stockholders $7,850 per share for each of the 229 shares not owned by Highlands. The total purchase cost of $1,798,000 was funded with short-term investments. The purchase increased total assets and deposits by approximately $9,000,000. Immediately subsequent to the closing, Stockmans was merged into the operations of Grant and will operate as a branch of Grant.

              Proforma  financial   information  reported  as  if  the  separate
           entities had been combined for the nine months ended September 30, 2000 and 1999 follows:

           Proforma Revenues
              Highlands                               $14,116    $ 12,684
              Stockmans                                   466         610
                                                       ------     -------

                Combined                               14,582      13,294
                Per Share Amounts                       29.05      26.49

           Proforma Net Income
              Highlands                                 1,654       1,621
              Stockmans                                    37          68
                                                       ------     -------

                Combined                                1,691       1,689
                Per Share Amounts                        3.37       3.36

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

    Year to Date Operations

    On July 26, 2000, the Grant County Bank closed its purchase of the Stockmans Bank of Harman ("Stockmans"). Stockmans operated a single office in Harman, West Virginia which is located approximately 30 miles from Grant's main office. The purchase price for the 91.60% of the stock not previously controlled by Highlands was $1,797,650. The purchase added approximately $5.7 million in loans, $2.2 million in securities, $1.6 million in federal funds sold and $1.0 million in cash and other assets. Additional liabilities totaled $2.0 million in savings accounts, $4.4 million in certificates of deposits and $2.4 million in noninterest bearing deposits and liabilities. Stockmans began operating as a branch of Grant immediately subsequent to the purchase.

    The Company's nine month income of $1,654,000 was an increase of $33,000 over 1999 amounts and represents a 2.04% increase in net income and earnings per share compared to 1999 operations. Earnings represented an annualized return on equity of 8.90% for the first nine months of 2000 compared to 9.31% for the same period in 1999. The annualized return on average assets was .97% in the first nine months of 2000 compared with 1.01% in the first nine months of 1999.

    The tax equivalent net interest income increased by $593,000 in 2000 as the result of an increased level of income earning assets, namely loans. Returns on loans increased ten basis points, yields on fed funds and cash equivalents increased by 114 basis points and yields on investments increased by twelve basis points. An increase of 29 basis points in the overall cost of funds was the result of higher costs of all types of borrowings. The net interest margin was 4.44% of average earning assets for the first nine months of 2000 compared to 4.28% for the same period in 1999. Good loan demand and adequate rates on loans are the reason for the earnings improvement.

    Noninterest income increased 38.50% in 2000 compared to 1999 due mainly to an increase in income from service charges and returns earned on investments in insurance contracts. Noninterest expenses increased 14.18% in 2000 due to earning asset growth and costs relating to the opening of a new branch in Moorefield in the fall of 1999 that had a full nine months of operating expenses in 2000.

    A state tax audit relating to the income and franchise taxes for 1997 - 1999 was conducted in the second quarter of 2000, resulting in an after tax charge to earnings of $58,000.

    Quarter Ending September 30 Operations

    Overall net income and earnings per share for the quarter ending September 30, 2000 increased 6.03% to $615,000 when compared to 1999 income of $580,000. Increases in the net interest margin and noninterest income were offset by increases in operating expenses during the period.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


Net Interest Income

    Year to Date Operations

    The Company's net interest income on a tax equivalent basis was $7,011,000 in the first nine months of 2000 compared to $6,418,000 for 1999. Contributing to the margin increase was higher yields on loans and a 5.46% increase in average earning assets. The increase was also positively affected by an increase in the yield on short-term investments that was substantially larger than the increase in the cost of short-term deposits. Average loans outstanding grew by 13.25% from 1999 to 2000. About 18% of the asset growth and 6% of the loan growth is attributable to the purchase of the Stockmans Bank in July. The loan growth reflects good local economic conditions, moderate interest rates and expanded banking facilities. The overall costs of funds reflects the high level of competition for deposits in the Company's service areas which have traditionally paid higher rates on deposits than larger statewide financial institutions. The deposit increase of 3.65% represents growth in certificates of deposits and deposits acquired in the acquisition of Stockmans. Stockmans deposits accounted for about 33% of the average deposit increase.

    Loans outstanding at September 30, 2000 increased 14.87% over amounts at September 30, 1999 and 14.15% on annualized basis since December 31, 1999. The increase in loans has been the result of opening branches in new market areas, a concerted effort to increase lending in existing markets and the purchase of Stockmans Bank which accounted for one third of the loan growth between the periods. Loan growth has been funded by deposit growth and declines in the level of federal funds sold and cash. The 6.41% increase in the tax equivalent net interest margin for the third quarter of 2000 over the second quarter of 2000 is the result of growth in earning assets. Barring any dramatic increases in interest rates by the Federal Reserve Bank, the Company anticipates its net interest margin remaining stable or increasing slightly as changes in the rates paid on deposits are matched against increases in returns on investments and loans.

    Quarter Ending September 30 Operations

    The Company's net interest income on a tax equivalent basis of $2,457,000 was 4.48% of average earning assets for the quarter ending September 30, 2000 compared to net interest income of $2,207,000 (4.38% of average earning assets) for the same period in 1999. Increased income from loans was the result of increases in volume and rate increases as the level of average loans outstanding and market rates rose in the period. Yields on investment securities rose 30 basis points and yields on short-term investments increased 162 basis points from 1999 to 2000. Tempering the increase in the net interest margin was an increase in rates paid on interest bearing liabilities and borrowed money from 4.45% in 1999 to 5.00% in 2000. The increase was the result of increased costs on all types of deposit accounts as the fed adjusted interest rates upward in 2000. The Company expects future deposit rates to remain stable or increase slightly in the last quarter of 2000 as higher market conditions seen in the last twelve months have a greater impact on the cost of time deposits.

    A complete yield analysis is shown as Table I on page 17.

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


Noninterest Income

    Year to Date Operations

    Noninterest income for the period ending September 30, 2000 increased 39.43% from amounts at September 30, 1999. An increase in service charge income of $167,000 was the result of increased rates on NSF returned checks and increased volume of returns. Income from investments in insurance contracts entered into in 1998 and June of 1999 increased by $49,000 in 2000 compared to 1999 operations due to a complete nine months of investment income.

    Quarter Ending September 30 Operations

    Noninterest interest income for the quarter ending September 30, 2000 increased 26.78% as the result of items discussed in the preceding paragraph.

Noninterest Expenses

    Year to Date Operations

    Overall, noninterest expense increased 14.18% in the first nine months of 2000 when compared to the same period in 1999. Personnel expenses increased 13.56% as the result of asset growth, new branches in Moorefield and Harman and additional officer compensation funded through life insurance contracts. Occupancy and equipment expenses increased 23.95% as the result of higher depreciation on equipment acquired as part of the year 2000 readiness program and additional facilities placed in service. Data processing expenses increased 8.12% as a result of general asset growth. Other noninterest expenses increased by 12.68% due to asset growth and expenses relating to a state use tax audit. The Company's annualized noninterest expenses, reduced by noninterest income, were 2.37% of average assets for the nine months ended September 30, 2000 versus 2.28% for the nine months ended September 30, 1999. The overall increase in noninterest expenses of 14.18% is higher than the increase in assets of 10.50% but is in line with management's expectations.

    Quarter Ending September 30 Operations

    Overall, noninterest expenses increased 13.52% for the quarter ending September 30, 2000 compared to the quarter ending September 30, 1999. The reasons for the quarterly increase are the same as for the year-to-date increases and the percentage increases for the quarters are relatively the same as the year-to-date increases. Annualized noninterest expense reduced by noninterest income for the quarter ended September 30, 2000 was 2.31% of average assets compared to 2.27% for the quarter ended September 30, 1999.

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


Loan Portfolio

    The Company is an active residential mortgage and construction lender and generally extends commercial loans to small and medium sized businesses within its primary service area. The Company's commercial lending activity extends across its primary service areas of Grant, Hardy, Mineral, Randolph, northern Pendleton and southeastern Hampshire counties. Consistent with its focus on providing community-based financial services, the Company does not attempt to diversify its loan portfolio geographically by making significant amounts of loans to borrowers outside of its primary service area.

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

    Loans outstanding increased $17,687,000 or 10.62% in the first nine months of 2000. Of this increase, approximately one third was due to the purchase of the Stockmans Bank. Increases in all types of loans were noted. The loan to deposit ratio was 88.71% at September 30, 2000 compared to 86.62% at December 31, 1999. Management believes this level of lending activity is satisfactory to generate adequate earnings without undue credit risk. Loan demand is expected to remain satisfactory in the near future with any growth a function of local and national economic conditions.

Asset Quality and Risk Elements

    Nonperforming loans include nonaccrual loans, loans 90 days or more past due and restructured loans. Nonaccrual loans are loans on which interest accruals have been suspended or discontinued permanently. Restructured loans are loans on which the original interest rate or repayment terms have been changed due to financial hardship of the borrower. Nonaccrual loans totaled $166,000 at September 30, 2000 compared to $184,000 at June 30, 2000 and $194,000 at December 31, 1999.

    Real estate acquired through foreclosure was $109,000 at September 30, 2000 and $121,000 at December 31, 1999. All foreclosed property held at September 30, 2000 was in the Company's primary service area. The Company's practice is to value real estate acquired through foreclosure at the lower of (i) an independent current appraisal or market analysis less anticipated costs of disposal, or (ii) the existing loan balance. The Company is actively marketing all foreclosed real estate and does not anticipate material write-downs in value before disposition.

    An inherent risk in the lending of money is that the borrower will not be able to repay the loan under the terms of the original agreement. The allowance for loan losses (see subsequent section) provides for this risk and is reviewed periodically for adequacy. This review also considers concentrations of loans in terms of geography, business type or level of risk. While lending is geographically diversified within the service area, the Company does have some concentration of loans in the area of agriculture (primarily poultry farming), timber and related industries. Management recognizes these concentrations and considers them when structuring its loan portfolio. As of September 30, 2000, management is not aware of any significant potential problem loans in which the debtor is currently meeting their obligations as stated in the loan agreement but which may change in future periods.

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

    The additional provision for loan losses in 2000 is due to a substantial increase in loans outstanding and an increase in loans delinquent 90 days or more. The increase in delinquent loans is the result of three or four loans, including a large loan acquired in the purchase of Stockmans Bank, failing to meet the terms of their contracts.

    The provision for credit losses and changes in the allowance for credit losses are shown below (in thousands of dollars).

                                       Quarter Ended    Nine Months Ended
                                       September 30,       September 30,
                                       2000    1999       2000     1999

    Balance, beginning of period     $ 1,459  $ 1,326    $ 1,318  $ 1,356
    Allowance relating to loans
      acquired in purchase of branch      88                  88
    Net charge-offs (recoveries)
      Charge-offs                        105      125        244      340
      Recoveries                         (24)     (21)       (84)     (71)
                                      ------   ------     ------   ------

    Total net charge-offs *               81      104        160      269
    Provision for credit losses           90       85        310      220
                                      ------   ------     ------   ------

      Balance, End of Period         $ 1,556  $ 1,307    $ 1,556  $ 1,307
                                      ======   ======     ======   ======

   * Components of net charge-offs:
      Real estate mortgages          $    32  $    46    $    62  $    46
      Commercial                           4       13         21       88
      Installment                         33       45         65      135
      Credit card                         12                  12
                                      ------   ------     ------

      Total                          $    81  $   104    $   160  $   269
                                      ======   ======     ======   ======

    The allowance for credit losses of $1,556,000 at September 30, 2000, was up $97,000 from its level at June 30, 2000, and up $238,000 from December 31, 1999 levels. The allowance was equal to .84%, .83% and .79% of total loans at September 30, 2000, June 30, 2000 and December 31, 1999, respectively.

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


Securities

     The Company's securities portfolio serves numerous purposes. Portions of the portfolio may secure certain public and trust deposits. The remaining portions are held as investments or used to assist the Company in liquidity and asset/liability management. Total securities at September 30, 2000 were $29,297,000 compared to $29,815,000 at December 31, 1999. Securities as a percentage of total assets were 12.21% at September 30, 2000 compared to 13.52% at December 31, 1999. The decline in security investments reflects good loan demand and low investment yields relative to rates paid on deposits.

     The securities portfolio consists of three components, specifically, securities held to maturity, securities available for sale and other investments. Securities are classified as held to maturity when management has the intent and the Company has the ability at the time of purchase to hold the securities to maturity. Held to maturity securities are carried at cost, adjusted for amortization of premiums and accretion of discounts. Securities to be held for indefinite periods of time are classified as available for sale and accounted for at market value. Securities available for sale include securities that may be sold in response to changes in market interest rates, changes in the security's prepayment risk, increases in loan demand, general liquidity needs and other similar factors. Other investments include restricted securities whose ownership is required to participate in certain governmental programs. The Company's recent purchases of all securities have generally been limited to securities of high credit quality with short to medium term maturities. Changes in the market values of securities available for sale are reflected as changes in stockholders' equity, net of the deferred tax effect. As of September 30, 2000, the cost of the securities available for sale exceeded their market value by $172,000 ($108,000 after tax considerations).

Deposits

     The Company's main source of funds remains deposits received from individuals, governmental entities and businesses located within the Company's service area. Deposit accounts include demand deposits, savings, money market and certificates of deposit.

     Total deposits increased 8.01% between December 31, 1999 and September 30, 2000, in all deposit areas except money market checking and saving accounts. Of this increase, $8.8 million or 57% of the increase was attributable to deposits acquired in the purchase of Stockmans Bank. The cost of funds for the first nine months of 2000 was 4.76% compared to 4.47% for the same period in 1999. The costs on all saving and demand deposits increased during the period due to substantial increase in market yields in 2000. When rates on certificates increased in the first six months of 2000, the Company saw a substantial amount of money market deposits move into certificates. The majority of the Company's deposits are time deposits which are attractive to persons seeking high yields on their deposits but without the need for liquidity. The Company has not actively pursued deposits in excess of $100,000 due to the volatile nature of these relationships but saw a moderate increase in these deposits in the first nine months of 2000.

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


Capital

     The Company seeks to maintain a strong capital base to expand facilities, promote public confidence, support current operations and grow at a manageable level. As of September 30, 2000, the Company's total risk based capital ratio was 16.18% which is far above the regulatory minimum of 8.0%. The ratio of total capital to total assets was 10.65% at September 30, 2000.

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

     At September 30, 2000 the Company had a negative gap position. This liability sensitive position typically produces an unfavorable contribution to earnings during a period of increasing rates. With the largest amount of interest sensitive assets and liabilities repricing within three years, the Company monitors these areas very closely. Early withdrawal of deposits, prepayments of loans and loan delinquencies are some of the factors that could affect actual versus expected cash flows. In addition, changes in rates on interest sensitive assets and liabilities may not be equal, which could result in a change in net interest margin. While the Company does not match each of its interest sensitive assets against specific interest sensitive liabilities, it does review its positions regularly and takes actions to reposition itself when necessary.

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

Table I

                           HIGHLANDS BANKSHARES, INC.
                          NET INTEREST MARGIN ANALYSIS
                          (Dollar Amounts in Thousands)

                      Nine Months Ended             Nine Months Ended
                     September 30, 2000            September 30, 1999

                   Average   Income/             Average    Income/
                   Balance   Expense    Rates    Balance    Expense    Rates

Rate Related Income
   Loans

     Commercial   $ 32,251  $ 2,102     8.69%   $ 30,088  $  1,930     8.55%
     Consumer       40,853    3,150    10.28%     33,290     2,659    10.65%
     Real Estate    99,324    6,309     8.47%     88,876     5,507     8.26%
                   -------   ------   ------     -------   -------   ------

     Total         172,428   11,561     8.94%    152,254    10,096     8.84%

   Federal funds

     sold            4,654      214     6.13%      9,887       354     4.77%
   Interest bearing
     deposits        3,297      137     5.54%      4,476       158     4.71%
   Investments
     Taxable        27,091    1,245     6.13%     29,959     1,347     5.99%
     Tax exempt 1    3,249      203     8.33%      3,226       205     8.47%
                   -------   ------   ------     -------   -------   ------

   Total Earning

     Assets 1      210,719   13,360     8.45%    199,802    12,160     8.11%
                   -------   ------   ------     -------   -------   ------

Interest Expense

   Demand deposits  30,235      651     2.87%     32,799       596     2.42%
   Savings          21,324      468     2.93%     21,228       434     2.73%
   Time deposits   123,209    5,089     5.51%    114,593     4,608     5.36%
   Other borrowed
     money           3,109      141     6.05%      2,566       104     5.40%
                   -------   ------   ------     -------   -------   ------

   Total Interest
     Bearing

     Liabilities   177,877    6,349     4.76%    171,186     5,742     4.47%
                   -------   ------   ------     -------   -------   ------

   Net Interest

     Margin                 $ 7,011                       $  6,418
                             ======                        =======

Net Yield on Interest

   Earning Assets 1                     4.44%                          4.28%
                                      ======                         ======

1  Yields are on a taxable equivalent basis using an assumed tax rate of 37%.

       17 (Continued)
Table I (Continued)

                           HIGHLANDS BANKSHARES, INC.
                          NET INTEREST MARGIN ANALYSIS
                          (Dollar Amounts in Thousands)

                     Three Months Ended            Three Months Ended
                     September 30, 2000            September 30, 1999

                   Average   Income/             Average    Income/
                   Balance   Expense    Rates    Balance    Expense    Rates

Rate Related Income
   Loans

     Commercial   $ 33,996  $    757     8.91%   $ 30,532   $    656   8.59%
     Consumer       43,602     1,149    10.54%     35,346        928  10.50%
     Real Estate   102,896     2,238     8.70%     91,242      1,887   8.27%
                   -------   -------   ------     -------    ------- ------

     Total         180,494     4,144     9.18%    157,120      3,471   8.84%

   Federal funds

     sold            4,976        83     6.67%      6,452         85   5.27%
   Interest bearing
     deposits        3,362        52     6.19%      4,495         48   4.27%
   Investments
     Taxable        26,814       413     6.16%     30,498        443   5.81%
     Tax exempt 1    3,533        71     8.04%      3,193         68   8.52%
                   -------   -------   ------     -------    ------- ------

   Total Earning

     Assets 1      219,179     4,763     8.69%    201,758      4,115   8.16%
                   -------  --------   ------     -------    -------  -----

Interest Expense

   Demand deposits  28,487       213     2.99%     32,740        201   2.46%
   Savings          22,090       170     3.08%     21,515        149   2.77%
   Time deposits   129,426     1,850     5.72%    114,636      1,522   5.31%
   Other borrowed
     money           4,356        73     6.70%      2,561         36   5.62%
                   -------   -------   ------     -------    -------  -----

   Total Interest
     Bearing

     Liabilities   184,359     2,306     5.00%    171,452      1,908   4.45%
                   -------   -------   ------    --------    -------  -----

   Net Interest

     Margin                 $  2,457                        $  2,207
                             =======                         =======

Net Yield on Interest

   Earning Assets 1                       4.48%                        4.38%
                                          ====                        =====

1  Yields are on a taxable equivalent basis using an assumed tax rate of 37%.

TABLE II

                           HIGHLANDS BANKSHARES, INC.
                       INTEREST RATE SENSITIVITY ANALYSIS
                               SEPTEMBER 30, 2000
                            (In Thousands of Dollars)

                       1 - 90  91 - 365 1 to 3   3 to 5  More than
                        Days     Days    Years    Years   5 Years    Total

EARNINGS ASSETS

   Loans             $ 30,198 $ 77,631 $ 48,470 $ 20,113 $  7,889  $184,301
   Fed funds sold       5,563                                         5,563
   Securities           5,011    9,053    8,783    1,252    5,198    29,297
   Time deposits in
     other banks          515    1,680                                2,195
                      -------  -------  -------  -------  -------   -------

   Total               41,287   88,364   57,253   21,365   13,087   221,356
                       ------  -------  -------  -------  -------   -------



INTEREST BEARING LIABILITIES

   Transaction

     accounts          16,059                                        16,059
   Money market
     accounts          11,411                                        11,411
   Savings accounts    23,750                                        23,750
   Time deposits more
     than $100,000      4,736   11,527   13,143    3,348             32,754
   Time deposits less
     than $100,000     18,183   38,581   34,717    7,489      116    99,086
   Other borrowed
     money              2,270      144      416      411    1,403     4,644
                      -------  -------  -------  -------  -------   -------

   Total               76,409   50,252   48,276   11,248    1,519   187,704
                      -------  -------  -------  -------  -------   -------


Rate sensitivity GAP  (35,122)  38,112    8,977   10,117   11,568

Cumulative GAP        (35,122)   2,990   11,967   22,084   33,652

Ratio of cumulative
   interest sensitive
   assets to cumulative
   interest sensitive
   liabilities          54.03%  102.36%  106.84%  111.86%  117.93%


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

                                              27     Financial Data Schedule
                                                     attached

                                          (b) Reports  on Form 8-K filed  during
                                              the nine  months  ended  September
                                              30, 2000.

                                              None

                                  EXHIBIT INDEX

Exhibit
 Index                                                            Page Number

  27       Financial Data Schedule for the quarter ending
           September 30, 2000                                          22

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

Date:  November 13, 2000