Form 10-K
period 2000-12-31
HIGHLANDS BANKSHARES INC /WV/
filed 2001-03-28
CIK 756862

SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C. 20549

                                    FORM 10-K

        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

For fiscal year ended December 31, 2000 Commission file number: 0-16761

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

    Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

    Issuer's revenues for its most recent fiscal year:  $19,470,393

    State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: As of February 28, 2001 - $22,189,041

    State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of March 1, 2001 - 501,898

                      DOCUMENTS INCORPORATED BY REFERENCE:

    Proxy Statement of Highlands Bankshares, Inc. filed via Form DEF 14A on March 20, 2001.

                            LOCATION OF EXHIBIT INDEX

    The index of exhibits is contained in Part IV herein on pages 47-48.

    TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT  YES         NO   X

                                 FORM 10-K INDEX

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

Part I

Item 1. Description of Business

    General

    Highlands Bankshares, Inc. (hereinafter referred to as "Highlands"), incorporated under the laws of West Virginia in 1985, is a multi-bank holding company subject to the provisions of the Bank Holding Company Act of 1956, as amended, and owns 100% of the outstanding stock of its subsidiary banks, The Grant County Bank and Capon Valley Bank (hereinafter referred to as the "Banks"), its life insurance subsidiary, HBI Life Insurance Company (hereinafter referred to as "HBI Life") and its trust subsidiary, Highlands Bankshares Trust Company (hereinafter referred to as "HBTC").

    The Grant County Bank was chartered on August 6, 1902, and Capon Valley Bank was chartered on July 1, 1918. Both are state banks chartered under the laws of the State of West Virginia. HBI Life was chartered in April 1988 under the laws of the State of Arizona. HBTC was chartered in December 2000 under the laws of the state of West Virginia.

    Services Offered by the Banks

    The Banks offer all services normally offered by a full service commercial bank, including commercial and individual demand and time deposit accounts, commercial and individual loans, drive-in banking services and automated teller machines. No material portion of the banks' deposits have been obtained from a single or small group of customers and the loss of the deposits of any one customer or of a small group of customers would not have a material adverse effect on the business of the banks. Credit life accident and health insurance are sold to customers of the subsidiary banks through HBI Life. Trust services are offered through HBTC.

    Employees

    As of December 31, 2000, The Grant County Bank had 55 full time equivalent employees and Capon Valley Bank had 36 full time equivalent employees. No person is employed by Highlands or HBI Life on a full time basis. HBTC uses employees of the Banks and reimburses them for the cost of these services.

    Competition

    The banks' primary trade area is generally defined as Grant County, Hardy County, Mineral County, Randolph County and the northern part of Pendleton County. This area includes the cities of Petersburg, Wardensville, Moorefield and Keyser and several rural towns. The banks compete with four state chartered banks and six national banks. No financial institution has been chartered in the area within the last five years although branches of state and nationally chartered banks have located in this area within this time period. Competition for new loans and deposits in the banks' service area is quite intense and all banks have been forced to pay rates on deposits which exceed the national averages.

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

    Federal Reserve Bank regulations permit bank holding companies to engage in nonbanking activities closely related to banking or to managing or controlling banks. These activities include the making or servicing of loans, trust services, performing certain data processing services, and certain leasing and insurance agency activities. HBI Life acts as reinsurer of the credit life insurance coverage sold by the Banks to bank customers. HBTC provides trust services to customers of the Banks. Approval of the Federal Reserve Board is necessary to engage in any of these activities or to acquire corporations engaging in these activities.

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

    The operations of the trust company are subject to the oversight and review of the State of West Virginia and the Federal Reserve Bank.

Item 2. Description of Properties

    The Grant County Bank's main office is located on Main Street in Petersburg, West Virginia. In July 2000, the Bank acquired a full service branch in Harman through the purchase of the Stockmans' Bank of Harman. This location will primarily serve Randolph County. The Bank also has branch facilities in Moorefield, Keyser and Riverton, West Virginia which provide banking services in Hardy County, Mineral County, and northwest Pendleton County, respectively. The Riverton branch building is leased while all other locations are owned by the Bank.

    Capon Valley Bank has its main office in Wardensville, West Virginia and branch offices located in Moorefield and Baker, West Virginia. The Wardensville location was substantially renovated and expanded in 2000 to enhance customer service. Capon's offices serve mainly Hardy County and Hampshire County, West Virginia. All facilities include state-of-the-art drive in and automated teller operations. All facilities are owned by the Bank and considered adequate for current operations.

Item 3. Legal Proceedings

    Management is not aware of any material pending or threatened litigation in which Highlands or its subsidiaries may be involved as a defendant. In the normal course of business, the banks periodically must initiate suits against borrowers as a final course of action in collecting past due loans.

Item 4. Submission of Matters to a Vote of Security Holders

     Highlands has not submitted any matters to the vote of security holders for the quarter ending December 31, 2000.

Part II

Item 5. Market for Common Equity and Related Stockholder Matters

    The Company had approximately 850 stockholders of record as of March 1, 2001. The Company's stock is not traded on any national or regional stock exchange although brokers in Cumberland, Maryland or Winchester and Harrisonburg, Virginia may occasionally initiate or be a participant in a trade. Terms of an exchange between individual parties may not be known to the Company. The following outlines the dividends paid and market prices of the Company's stock based on prices disclosed to management. Such prices may not include retail mark-ups, mark-downs or commissions.

                             Dividends          Market Price Range
           2000              Per Share          High             Low
           ----              ---------          ----             ---

        First Quarter          $.31            $59.00         $57.00
        Second Quarter          .31             58.50          50.13
        Third Quarter           .31             55.00          51.00
        Fourth Quarter          .31             51.00          48.00


           1999

        First Quarter          $.29            $62.50         $62.50
        Second Quarter          .29             59.00          59.00
        Third Quarter           .29             60.00          57.00
        Fourth Quarter          .29             60.00          58.00


           1998

        First Quarter          $.27            $63.00         $50.00
        Second Quarter          .27             62.75          58.25
        Third Quarter           .27             69.00          63.00
        Fourth Quarter          .27             63.25          62.25

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

    The Company's 2000 net income of $2,380,911 represents a 2.39% increase in net income and earnings per share compared to 1999. This represented a return on average equity of 9.40% for 2000 compared to 9.94% for 1999. Returns on average assets for 2000 and 1999 were 1.03% and 1.08%, respectively. The increase in earnings was due to an increase in the volume of earning assets, a stable net interest margin and increased service charges on deposit accounts.

    The tax equivalent interest income increased by $1,926,000 in 2000 to $18,305,000 as compared to 1999. A 7.11% increase in the level of earning assets and an increase in yields resulted in the earnings improvement. A 13.48% increase in average loans outstanding was the result of a good local economy that was spread across all types of loans. The increase was also partly attributable to the acquisition of the branch at Harman. The funding of the asset growth was from deposits of local customers (primarily time deposits) and declines in securities available for sale. Also, contributing to the asset funding was approximately $9.0 million in deposits acquired in the Harman purchase.

    Noninterest income increased 23.03% in 2000 compared to 1999 due to increases in service charge income and profits from the sale of bonds acquired in the Harman acquisition. Noninterest expenses increased 12.15% in 2000 due mainly to the higher personnel and equipment expenses.

Net Interest Margin

    2000 compared to 1999

    The Company's net interest margin on a tax equivalent basis was $9,515,000 for 2000 compared to $8,716,000 for 1999. The increase was due to an increase in average earning assets (7.11%) and a consistent spread (the difference in rates earned on assets and paid on liabilities) of 3.69% in 2000 compared to 3.70% in 1999. Average loans outstanding grew by 13.48% from 1999 to 2000. This growth reflected good local and national economic conditions, stable interest rates and additional banking facilities acquired by an acquisition. The overall cost of funds reflected the high level of competition for deposits in the Company's service area which has traditionally paid higher rates on deposits than larger, statewide financial institutions. The deposit increase was the result of growth in the area of time deposit accounts and were obtained primarily from customers in the immediate service areas.

    Loans outstanding at December 31, 2000 increased 13.60% over amounts at December 31, 1999. The loan increase was the result of acquiring a branch in a new market area and continued efforts to increase lending in existing markets. Loan growth was funded primarily by deposit growth and a decline in the level of investments. The increase in the dollar amount of tax equivalent net interest margin for 2000 over the 1999 amounts is the result of an annualized growth in earning assets of 7.11%. The Company anticipates its net interest margin remaining stable in view of recent declines in interest rates targeted by the Federal Reserve Bank. Rates paid on deposits are expected to decline over the next twelve months as the result of recent Federal Reserve Bank's rate cuts. Returns on most loans have repricing opportunities within the next twelve months and the Company should be able to maintain or slightly improve its net interest margin in a declining rate environment.

    A summary of the net interest  margin  analysis is shown as Table II on page
20.

    1999 Compared to 1998

    The Company's net interest margin on a tax equivalent basis was $8,716,000 for 1999 compared to $8,144,000 for 1998. The increase was due to an increase in average earning assets (6.95%) and an increased spread (the difference in rates earned on assets and paid on liabilities) from 3.60% in 1998 to 3.70% in 1999. Average loans outstanding grew by 8.31% from 1998 to 1999. This growth reflected good local and national economic conditions, slightly increasing interest rates and expanded banking facilities. The deposit increase represented growth in money market savings and time deposit accounts and was obtained primarily from customers in the immediate service areas.

    Loans outstanding at December 31, 1999 increased 12.29% over amounts at December 31, 1998. The loan increase was the result of opening branches in new market areas and continued efforts to increase lending in existing markets. Loan growth was funded primarily by deposit growth with declines in the level of security investments. The net interest margin for 1999 and 1998 was 4.35% and was the result of declines in the rates of all types of earning assets and all types of deposit accounts.

    A summary of the net interest  margin  analysis is shown as Table II on Page
20.

Provision for Loan Losses

    The Company's provision for loan losses were $500,000 for 2000, $320,000 for 1999 and $355,000 for 1998. Net loan losses were $412,000 in 2000 compared to $357,000 in 1999 and $369,000 in 1998. The Company's three year charge off rate of .24% of average loans outstanding compares closely with its peer group. The 2000 charge off percentage of .23% of average loans was slightly above the peer group average for the year and reflects some charged off loans acquired from Harman. (See the following discussion relating to the allowance for loan losses.)

Noninterest Income

    2000 Compared to 1999

    Overall noninterest income increased in 2000 by 23.03% when compared with 1999 operations. Increases in service charge income was the result of volume increases and increased rates for not sufficient funds (NSF) checks. Other operating income declined due to a $165,000 gain from the demutualization of an insurance company in 1999 which was not repeated in 2000. The Company did recognize greater income from investments in insurance contracts due to a complete year of investing in these assets. Gains of $104,000 from the sale of investments in 2000 compared to losses from the sale of investments in 1999 of $65,000 added $169,000 to total noninterest income.

    1999 Compared to 1998

    Noninterest income for 1999 increased 39.70% from 1998. Increases in service charge income of 20.56% and other operating income of 96.02% were the result of an increase in volume of transactions and the gain from an insurance company demutualization, respectively. The Company also recognized greater income from investments in insurance contracts due to a larger volume of such investments. Losses on security transactions increased from $2,000 in 1998 to $64,000 in 1999 as the Company sold investments in mutual funds that were not meeting expectations.

Noninterest Expenses

    2000 Compared to 1999

    Total noninterest expenses increased 12.15% in 2000 when compared with 1999 operations. Salaries and benefits increased 12.34% due to the increase in staff at the new branch, merit and inflationary raises and higher benefit costs. Average full time equivalent employees increased 6.67% in 2000 due mainly to staffing the new branches in Moorefield and Harman. The costs of occupancy and equipment increased 14.78% due to a full year of costs in the Moorefield branch and depreciation associated with the new facility and equipment upgrades. Data processing expenses increased by 3.45% due to general asset growth and expanded locations. Other operating expenses increased 13.22% for all of the reasons cited above. Noninterest expense as a percentage of average assets was 2.86% in 2000 compared to 2.74% in 1999 and 2.69% in 1998. These ratios compare favorably to the Company's peer group. The overall increase in noninterest expenses is a reflection of additional locations which generally take one to three years to become profitable.

    1999 Compared to 1998

    Overall, noninterest expense increased 9.96% in 1999 when compared to 1998. Personnel expenses increased 10.76% as the result of additional locations. Occupancy and equipment expenses increased 8.93% as the result of asset growth and inflation year 2000 preparedness. Data processing expenses increased by 3.65% as a result of volume growth. Other noninterest expenses increased by 10.91% due to asset growth and costs in preparing for the year 2000.

Financial Condition

     Loan Portfolio

     The Company is an active residential mortgage and construction lender and generally extends commercial loans to small and medium sized businesses within its primary service area. The Company's commercial lending activity extends across its primary service areas of Grant, Hardy, Hampshire, Mineral, Randolph and northern Pendleton counties. Consistent with its focus on providing community-based financial services, the Company does not attempt to diversify its loan portfolio geographically by making significant amounts of loans to borrowers outside of its primary service area.

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

    Loans outstanding increased $22,654,000 or 13.60% in 2000. All loan types recognized significant growth. The loan to deposit ratio was 87.39% at December 31, 2000 compared to 86.62% at December 31, 1999. Management believes this level of lending activity is satisfactory to generate adequate earnings without undue credit risk. Loan demand is expected to remain satisfactory in the near future with any growth a function of local and national economic conditions.

     The following table summarizes the Company's loan portfolio, net of unearned income:

                                                  At December 31,
                                            --------------------------
                                            2000        1999        1998
                                            ----        ----        ----
                                              (In Thousands of Dollars)
     Real Estate:
       Mortgage                           $ 101,890   $  93,391   $  83,446
       Construction                           4,061       3,296       2,969
     Commercial                              37,681      31,567      30,718
     Installment                             46,191      39,994      33,464
                                           --------    --------    --------

                                            189,823     168,248     150,597
     Less unearned discount                    (555)     (1,634)     (2,213)
                                           --------    --------    --------

                                            189,268     166,614     148,384
     Allowance for loan losses               (1,493)     (1,318)     (1,355)
                                           --------    --------    --------

       Loans, net                         $ 187,775   $ 165,296   $ 147,029
                                           ========    ========    ========


     The following table shows the maturity of loans outstanding (in thousands of dollars) as of December 31, 2000, 1999 and 1998.

    Maturity Range                          2000        1999        1998
    --------------                          ----        ----        ----

     Predetermined Rates:
       0 - 12 months                      $ 105,054   $  91,080   $  73,878
       13 - 60 months                        75,918      61,193      53,765
       More than 60 months                    8,264      14,147      20,702
     Nonaccrual Loans                            32         194          39
                                           --------    --------    --------

       Total Loans                        $ 189,268   $ 166,614   $ 148,384
                                           ========    ========    ========


     The following table shows the Company's loan maturity distribution (in thousands of dollars) as of December 31, 2000:

                                             Maturity Range
                                Less Than     1-5        Over

       Loan Type                  1 Year     Years      5 Years    Total
       ---------                 -------     -----      -------    -----

     Commercial and

       Agricultural Loans     $  29,333   $   5,039   $   3,309   $  37,681
     Real Estate - mortgage      63,383      34,895       3,612     101,890
     Real Estate - construction   4,061                               4,061
     Consumer - installment       8,277      36,016       1,343      45,636
                               --------    --------    --------    --------

       Total                  $ 105,054   $  75,950   $   8,264   $ 189,268
                               ========    ========    ========    ========

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

     Real estate acquired through foreclosure was $111,000 at December 31, 2000, $121,000 at December 31, 1999 and $95,000 at December 31, 1998. All foreclosed property held at December 31, 2000 was in the Company's primary service area. The Company's practice is to value real estate acquired through foreclosure at the lower of (i) an independent current appraisal or market analysis less anticipated costs of disposal, or (ii) the existing loan balance. The Company is actively marketing all foreclosed real estate and does not anticipate material write-downs in value before disposition.

     Nonperforming loans increased 25.69% at December 31, 2000 compared to 1999. Nonaccrual loans declined as the result of a few workout situations. Loans 90 and more days past due increased 38.19% compared to a 13.60% increase in total loans outstanding. The increase in delinquent loans includes a large amount of loans acquired in the Harman acquisition that were nonperforming when acquired. Management does not anticipate any material losses from the current level of nonperforming assets.

     The following table summarizes the nonperforming loans:

                                                  At December 31,
                                          -----------------------
                                           2000        1999        1998
                                           ----        ----        ----
                                               (Dollars in Thousands)

     Loans accounted for on a
       nonaccrual basis                  $    32      $  194      $    39
                                          ------       -----       ------

     Loans  contractually  past due
       90 days or more as to interest
       or  principal payments (not
       included in nonaccrual loans above)

         Commercial                           60          89           41
         Real estate                       1,984       1,465        1,339
         Installments                        297         140          142
                                          ------       -----       ------

       Total Delinquent Loans              2,341       1,694        1,522
                                          ------       -----       ------

       Total Nonperforming Loans         $ 2,373      $1,888      $ 1,561
                                          ======       =====       ======

    An inherent risk in the lending of money is that the borrower will not be able to repay the loan under the terms of the original agreement. The allowance for loan losses (see subsequent section) provides for this risk and is reviewed periodically for adequacy. This review also considers concentrations of loans in terms of geography, business type or level of risk. While lending is geographically diversified within the service area, the Company does have some concentration of loans in the area of agriculture (primarily poultry farming), timber and related industries. Management recognizes these concentrations and considers them when structuring its loan portfolio. As of December 31, 2000, management is not aware of any significant potential problem loans for which the debtor is currently meeting their obligations as stated in the loan agreement but which may change in future periods.

     As of December 31, 2000, the Company did not have any potential problem loans as defined in Guide 3 that would require disclosure.

Allowance for Loan Losses

     Management has analyzed the potential risk of loss on the Company's loan portfolio given the loan balances and the value of the underlying collateral and has recognized losses where appropriate. Nonperforming loans are closely monitored on an ongoing basis as part of the Company's loan review process. Management reviews the loan loss allowance at the end of each quarter. Based primarily on the Company's loan classification system, which classifies problem credits as substandard, doubtful or loss, additional provisions for losses are made monthly. The ratio of the allowance for loan losses to total loans outstanding was .79% at December 31, 2000 and December 31, 1999 compared to .91% at December 31, 1998. At December 31, 2000, the ratio of the allowance for loan losses to nonperforming loans was 62.92% compared to 69.83% at December 31, 1999 and 86.83% at December 31, 1998.

     Charge offs for 2000 were .23% of average loans outstanding and about the same as the Company's peer group over the last three years. Losses on commercial lending were higher in 2000 due to an individual loss involving the inability of a guarantor to pay the indebtedness. The Company anticipates some recoveries due to pending legal actions but reflects these only when the recovery is actually realized.

     Management continues to monitor the economic health of the poultry industry. The Company has direct loans to poultry growers and the industry is a large employer in the Company's trade area. Operating results for the industry have improved due to moderating grain prices and better turkey pricing. However, the industry has not fully recovered due to a decline in chicken prices and profitability in this industry is still quite volatile. The area's large employer in the poultry industry, WLR Foods, Inc., was recently sold to a Texas poultry producer, Pilgrim's Pride, Inc. While some management jobs may be eliminated, the overall effect on the poultry industry of this event should be negligible.

     The following table summarizes changes in the allowance for loan losses:

                                               Year Ending December 31,
                                          -----------------------------
                                              2000       1999       1998
                                              ----       ----       ----
                                               (In Thousands of Dollars)

     Balance at beginning of period          $1,318     $1,355    $1,370
                                              -----      -----     -----

     Allowance relating to loans acquired
       in purchase                               87
                                              -----      -----     -----

     Loan Losses:
       Commercial and agricultural              172        107       135
       Real estate - mortgage                   128         87        53
       Installment loans to individuals         215        254       289
                                              -----      -----     -----

       Total loan losses                        515        448       477
                                              -----      -----     -----

     Recoveries:
       Commercial and agricultural                2         16         6
       Real estate - mortgage                    30          1         1
       Installment loans to individuals          71         74       100
                                              -----      -----     -----

       Total recoveries                         103         91       107
                                              -----      -----     -----

       Net loan losses                          412        357       370
                                              -----      -----     -----

     Additions charged to operations            500        320       355
                                              -----      -----     -----

     Balance at end of period                $1,493     $1,318    $1,355
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

     The following table shows the balance and percentage of the Company's allowance for loan losses allocated to each major category of loans:

                                           At December 31,
                              -------------------------------------
                          2000                 1999                  1998
                    ---------------       ----------------     ---------------

                              Percent               Percent              Percent
                               of                    of                    of
                              Loans                 Loans                Loans
                      Percent  in           Percent  in          Percent  in
                        of   Category         of   Category        of   Category
                      Allow- to Total       Allow- to Total      Allow- to Total
                Amount  ance   Loans  Amount ance   Loans  Amount ance   Loans
                ------ -------------  ------------ ------- ------ ------------
                                       (Dollars in Thousands)

     Commercial $  507   34%   20%   $  395   30%   19%    $ 379   28%    23%
     Real
       estate
       mortgage    239   16    56       211   16    58       434   32     56
     Installment   598   40    24       580   44    23       406   30     21
     Unallocated   149   10             132   10             136   10
                   ----- ---- ----      ----- ---  ---     -----   ---    --

                $1,493  100%  100%   $1,318  100%  100%   $1,355  100%   100%
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

     The provision for loan losses charged to operations was $500,000 for 2000, $320,000 for 1999 and $355,000 for 1998. In the opinion of management, the provision charged to operations over this three year period has been sufficient to maintain an adequate allowance for loan losses.

Securities

     The Company's securities portfolio serves several purposes. Portions of the portfolio are used to secure certain public and trust deposits. The remaining portfolio is held as investments or used to assist the Company in liquidity and asset liability management. During 2000, total securities decreased to $25.8 million or 10.39% of total assets at December 31, 2000. Total securities were $29.8 million or 13.52% of total assets at December 31, 1999.

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

     The Company identifies at the time of acquisition those securities that are available for sale. These securities are valued at their market value with any difference in market value and amortized cost shown as an adjustment in stockholders' equity. Changes within the year in market values are reflected as changes in stockholders' equity, net of the deferred tax effect. As of December 31, 2000, the fair value of the securities available for sale exceeded their cost basis by $62,000 ($39,000 after the related tax effect).

     The following table summarizes the carrying value of the Company's securities at the dates indicated:

                              Held to Maturity         Available for Sale
                               Carrying Value           Carrying Value
                          -------------------------   ----------------
                                December 31,              December 31,
                            2000    1999    1998      2000    1999    1998
                            ----    ----    ----      ----    ----    ----
                           (In Thousands of Dollars)(In Thousands of Dollars)

     U.S. treasuries,
       agencies
       and corporations   $    88 $        $        $18,719 $21,160 $22,129
     Obligations of
       states and
       political
       subdivisions         2,131   2,837   2,987       789     243     262
     Mortgage-backed
       securities               9     340     517     3,275   4,339   6,821
                           ------  ------   -----    ------  ------  ------

       Total Debt
         Securities         2,228   3,177   3,504    22,783  25,742  29,212

     Other securities                                    52     151     546
                           ------  ------   -----    ------  ------  ------

       Total              $ 2,228 $ 3,177  $3,504   $22,835 $25,893 $29,758
                           ======  ======   =====    ======  ======  ======


     The carrying amount and estimated market value of debt securities (in thousands of dollars) at December 31, 2000 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

     Securities Held to Maturity         Amortized       Fair        Average
     ---------------------------           Cost          Value        Yield

     Due in one year or less             $     531    $      532      6.18%
     Due after one year through
       five years                            1,108         1,104      7.01%
     Due after five years through
       ten years                               500           510      7.01%
     Due after ten years                        89            88      5.20%
                                          --------     ---------     -----

       Total Held to Maturity            $   2,228    $    2,234      6.74%
                                          ========     =========     =====


     Securities Available for Sale       Amortized       Fair        Average
     -----------------------------         Cost          Value        Yield

     Due in one year or less             $   7,855    $    7,838      5.47%
     Due after one year through
       five years                           10,874        10,929      6.31%
     Due after five years through
       ten years                             2,800         2,819      6.81%
     Due after ten years                     1,187         1,197      7.77%
                                          --------     ---------     -----

       Total Fixed Rate Securities          22,716        22,783      6.16%

     Equities                                   58            52      5.18%
                                          --------     ---------     -----

       Total Available for Sale          $  22,774    $   22,835      6.16%
                                          ========     =========     =====


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

     The average balance of interest bearing deposits increased by 5.32% in 2000 over average levels in 1999. The average rate paid on deposits increased to 4.82% in 2000 from 4.46% in 1999 and 4.88% in 1998. The majority of the Company's deposits are higher yielding time deposits as most of its customers are individuals who seek higher yields than savings accounts or don't wish to accept the risks of the stock market.

     The Company does not actively solicit large certificates of deposit (those more than $100,000) due to the unstable nature of these deposits. Increases in 2000 are the result of overall deposit growth and higher than average rates offered by the Company. A summary of the maturity of large deposits is as follows:

                                                    December 31,
                                            --------------------
         Maturity Range                   2000        1999        1998
         --------------                   ----        ----        ----
                                            (In Thousands of Dollars)

     Three months or less               $  4,172    $  6,341    $   5,883
     Four to twelve months                14,336      12,342       11,391
     One year to five years               16,376       9,846        8,449
                                         -------     -------     --------

       Total                            $ 34,884    $ 28,529    $  25,723
                                         =======     =======     ========


Borrowed Money

     The Company occasionally borrows funds from the Federal Home Loan Bank to reduce market rate risks. Such borrowings have fixed repayment terms and are amortized over a ten to twenty year life. Borrowings from this institution allows the banks to offer long-term, fixed rate loans to their customers and match the interest rate exposure of the receivable and the liability. The Company had additional borrowings in 2000 of $1,732,000 and repayments within the year of $290,000.

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

     The following table shows risk-based capital ratios and stockholders' equity to total assets:

                                                 Regulatory     December 31,
                                                   Minimum    2000       1999
                                                 -----------  ----       ----

     Capital Ratios

       Risk-based capital to risk-weighted assets
         Tier 1                                     8.00%     15.17%    16.60%
         Total                                      4.00%     16.03%    17.35%
       Stockholders' equity to total assets         5.00%     10.57%    10.99%

     The capital management function is an ongoing process. Central to this process is internal equity generation accomplished by earnings retention. During 2000, 1999, and 1998, total stockholders' equity increased by $2,044,000, $1,378,000 and $1,550,000, respectively, as a result of earnings retention and changes in the unrealized gains (losses) on securities available for sale. The return on average equity was 9.40% in 2000 compared to 9.94% for 1999 and 9.12% for 1998. Total cash dividends declared represent 26.14% of net income for 2000 compared to 25.04% of net income for 1999 and 26.94% for 1998. Book value per share was $52.34 at December 31, 2000 compared to $48.26 at December 31, 1999 and $45.52 at December 31, 1998.

     The Company's principal source of cash income is dividend payments from the Banks and insurance subsidiary. Certain limitations exist under applicable law and regulation by regulatory agencies regarding dividend payments to a parent by its subsidiaries. As of January 1, 2001, the Banks had $3,441,000 of retained earnings available for distribution to the Company as dividends without prior regulatory approval.

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

     The investing activity saw a net increase in loans of $17,279,000, an increase in interest bearing deposits of $3,925,000 and an increase in fed funds sold of $2,737,000. New equipment and facility additions were $1,288,000 in 2000 compared with $1,338,000 in 1999. The net cost of the branch acquisition was $1,220,000 after reducing the purchase price by the cash owned by the acquired institution. Funding these investments was an increase in deposits of $15,418,000, a decline in investments of $6,662,000 and retained operating income of $1,759,000.

     In the year ending December 31, 2000, cash and due from banks decreased $250,000 as cash provided by operations and financing activities was less than cash used in investing activities. The Banks increased currency reserves at all branches at the end of 1999 in anticipation of larger cash requirements resulting from the year 2000 changeover. Cash provided by operations consists primarily of earnings from operations and noncash expenses such as the provision for loan losses, deferred income taxes and depreciation. The dividends paid of $622,000 in 2000 was an increase of 6.90 percent over 1999 amounts.

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

     At December 31, 2000, the Company had a neutral gap position as of twelve months into the future. This position allows the Company to react quickly to rate changes by the Federal Reserve Bank. The Company expects a decrease in the overall cost of money in 2000 due to the maturity of certificates issued at higher rates and a slight decrease in other deposit rates.

     With the largest amount of interest sensitive assets and liabilities repricing within one year, the Company monitors this position closely. Early withdrawal of deposits, prepayments of loans and loan delinquencies are some of the factors that could affect actual versus expected cash flows. In addition, changes in rates on interest sensitive assets and liabilities may not be equal, which could result in a change in the net interest margin. While the Company does not match each of its interest sensitive assets against specific interest sensitive liabilities, it does periodically review its cumulative position of interest sensitive assets and liabilities.

     The majority of the Company's commercial and real estate loans are made with repricing frequencies of three months to three years. For this reason, 80% of all loans will reprice within three years of December 31, 2000. Installment loans generally have a fixed rate of interest but have limited amortization periods. These loans have an average life to maturity of less than two years. Management believes that its philosophy of requiring loan repricing within a three to five year period to be the most prudent approach to asset/liability management.

     In the area of investments, the Company employs a management technique known as "laddering" to minimize interest rate exposures and provide a constant flow of maturities subject to repricing at current market rates. To assist in the management of investments, the Company employs an independent investment counsel that advises it in planning and risk diversification. The Company utilizes many forms of investments with a significant use of mortgage-backed securities issued by federally chartered institutions. The Company does not employ the use of derivatives in its approach to controlling market risk. Although the majority of its investments are classified as available for sale, the Company rarely sells securities except in unusual circumstances.

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

Year 2000 Discussion

     The Company and its subsidiary banks began preparing for the year 2000 changeover in 1997. Plans were developed to update equipment and software and contingency plans were instituted to address problems that may have occurred due to suppliers inability to perform as expected. Some of the equipment purchases replaced outdated property and would have been made in the normal course of business. All phases of the Company's major operations were addressed and the plans were heavily reviewed by federal and state regulators. The result of this effort was that all aspects of the Bank's operations performed without major interruption in 2000 and entering the new millennium had a negligible impact on customer service, correspondent banking or profitability.

Securities and Exchange Commission WEB Site

     The Securities and Exchange Commission maintains a WEB site that contains reports, proxy and information statements and other information regarding registrants (including the Company) that file electronically with the Commission. That address is (http: //www.sec.gov)

TABLE I

                              SUMMARY OF OPERATIONS

                               - - - - - - - Years Ending December 31, - - - -
                                   (In Thousands Except for Share Amounts)

                                 2000     1999     1998     1997     1996

Total Interest Income        $ 18,207  $ 16,243 $  15,772 $ 15,084  $ 14,182
Total Interest Expense         (8,790)   (7,663)   (7,745)  (7,474)   (7,103)
                              --------  -------   -------  -------   -------

Net Interest Income             9,417     8,580     8,027    7,610     7,079
Provision for Loan Losses         500       320       355      190       135
                              -------   -------  --------  -------   -------

Net Interest Income after

   Provision for Loan Losses    8,917     8,260     7,672    7,420     6,944
Other Income                    1,263     1,026       735      571       592
Other Expenses                  6,631     5,912     5,377    5,115     4,570
                              -------   -------  --------  -------   -------

Income before Income Taxes      3,549     3,374     3,030    2,876     2,966
Income Tax Expense              1,168     1,049     1,018      996       953
                              -------   -------  --------  -------   -------

   Net Income                $  2,381  $  2,325 $   2,012 $  1,880  $  2,013
                              =======   =======  ========  =======   =======


Net Income Per Share         $   4.74  $   4.63 $    4.01 $   3.73  $   3.92
Dividends Per Share          $   1.24  $   1.16 $    1.08 $   1.00  $    .94

Total Assets at Year End     $248,600  $220,481 $ 210,981 $190,770  $178,847
                              =======   =======  ========  =======   =======



Return on Average Assets        1.03%     1.08%     1.01%    1.00%     1.15%
Return on Average Equity        9.40%     9.94%     9.12%    8.80%     9.99%
Dividend Payout Ratio          26.14%    25.04%    26.94%   26.80%    24.00%
Year End Equity to Assets
   Ratio                       10.57%    10.99%    10.83%   11.16%    11.31%

TABLE II

                    NET INTEREST MARGIN AND AVERAGE BALANCE ANALYSIS
                              (Dollar amounts in thousands)
                                    2000                         1999                         1998
                        -------------------------   -----------------------------   -------------------------
                                  Income/   Yield/               Income/    Yield/             Income/   Yield/
EARNING ASSETS         Average   Expense     Rate    Average     Expense     Rate    Average   Expense    Rate


Loans 1,3            $176,010    $ 15,893    9.03   $155,102    $  13,699    8.81  $ 143,197   $ 13,163    9.18

Investment securities:
   Taxable 4           26,583       1,641    6.17     29,235        1,755    6.00     31,402      1,952    6.22
   Nontaxable 1,4       3,285         262    7.98      3,192          271    8.49      3,316        270    8.14
                      -------     -------    -----   -------     --------    ----    -------     ------    ----

   Total Investment
     Securities        29,868       1,903    6.37     32,427        2,026    6.25     34,718      2,222    6.40

Interest bearing
   deposits
   in banks             3,464         179    5.17      4,161          222    5.33      1,215         64    5.27

Federal funds sold      5,276         330    6.25      8,685          432    4.97      8,216        440    5.36
                         -----     ------   -----      -----       ------   -----      -----       ----    ----

   Total Earning
     Assets           214,618      18,305    8.53    200,375       16,379    8.17    187,346     15,889    8.48
                                   -------  -----                  ------    ----               -------    ------

Allowance for loan
   losses              (1,474)                        (1,322)                         (1,319)
Nonearnings assets     18,608                         16,931                          13,636
                      -------                         ------                          ------

   Total Assets      $231,752                       $215,984                        $199,663

INTEREST-BEARING LIABILITIES

Deposits:
   Demand            $ 30,015     $   867    2.89   $ 32,971     $    809    2.45   $ 29,187     $  808    2.77
   Savings             21,784         650    2.98     21,250          583    2.74     20,135        671    3.33
   Time deposits      126,041       7,061    5.60    114,632        6,133    5.35    108,382      6,213    5.73
                     -------       -------  -------  -------      -------    ----   --------      -----    ----

   Total Deposits     177,840       8,578    4.82    168,853        7,525    4.46    157,704      7,692    4.88
Other borrowed money    3,762         212    5.64      2,560          138    5.39        974         53    5.44
                      ------        ------   ----    -------        -----    ----    --------     -----    ----

   Total Interest
     Bearing
     Liabilities      181,602       8,790    4.84    171,413        7,663    4.47    158,678      7,745    4.88
                                  -------  ------                   -----    ----                 -----    ----

Noninterest bearing
   deposits            23,035                         20,319                          17,744
Other liabilities       1,793                            856                           1,186
                       -------                         -----                           ------

   Total Liabilities  206,430                        192,588                         177,608

   Stockholders'
     Equity            25,322                         23,396                          22,055
                       -------                        ------                          ------

   Total Liabilities

     and Equity      $231,752                       $215,984                        $199,663

   Net Interest

     Earnings                     $ 9,515                         $ 8,716                       $ 8,144
                                   =====                             =====                        =====

   Net Yield on
     Interest Earning

     Assets                                  4.43%                           4.35%                        4.35%
                                            ======                            =====                        ====

1  Yields are  computed on a taxable  equivalent  basis using a 37% income tax rate.
2  Average balances are based on daily balances.
3  Includes loans in nonaccrual status.
4 Average balances for securities available for sale are based on amortized carrying values and do not reflect changes in market values.

TABLE III

             EFFECT OF RATE-VOLUME CHANGES ON NET INTEREST INCOME
                      (On a fully taxable equivalent basis)
                            (In thousands of dollars)

                            2000 Compared to 1999         1999 Compared to 1998
                           --------------------------     ---------------------
                                Increase (Decrease)          Increase (Decrease)

                          Due to Change in:  Total     Due to Change in:  Total
                          Average  Average   Increase  Average Average  Increase
                          Volume    Rate    (Decrease) Volume   Rate  (Decrease)
                         ------- --------  ----------  ------- ------ ---------

Interest Income:

   Loans 2                $1,841   $ 353    $2,194     $1,093    $(557)   $ 536

   Investment Securities:
     Taxable                (159)     45      (114)      (135)     (62)    (197)
     Nontaxable                8     (17)       (9)       (10)      11        1
                            -----   ----      ----       ----     ----     ----

   Total Investment
     Securities             (151)     28      (123)      (145)     (51)    (196)

   Interest bearing
     deposits in banks       (37)     (6)      (43)       155        3      158
   Federal funds sold       (169)     67      (102)        25      (33)      (8)
                            -----   ----      ----       ----     ----      ----

   Total Interest Income   1,484     442     1,926      1,128     (638)     490
                           -----   ----     -----      -----      ----     ----


Interest Expense:

   Deposits:
     Demand                  (72)    130        58        105     (104)       1
     Savings                  15      52        67         37     (125)     (88)
     All other time
       deposits              610     318       928        358     (438)     (80)
   Other borrowed money       65       9        74         86       (1)      85
                           -----   ----       ----        ----    ----     ----

   Total Interest Expense    618     509     1,127        586     (668)     (82)
                           -----   ----     -----        ----    ----     ----

   Net Interest Income    $  866  $  (67)   $  799     $  542   $   30    $ 572
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

TABLE IV

                       INTEREST RATE SENSITIVITY ANALYSIS
                            (In thousands of dollars)
                                DECEMBER 31, 2000

                                                            More than
                                                             5 Years
                         1 - 90  91 - 365  1 to 3   3 to 5  or Without
                          Days     Days    Years    Years   Maturity   Total

EARNINGS ASSETS

   Loans                $23,758  $81,296  $46,202  $29,748  $8,263  $189,267
   Fed funds sold         7,040                                        7,040
   Securities             2,717    9,299    7,647    2,703   3,461    25,827
   Interest bearing time
     deposits             4,853      200    1,308                      6,361
                         ------   ------   ------   ------   -----   -------

   Total                 38,368   90,795   55,157   32,451   11,724  228,495
                         ------   ------   ------   ------   ------  -------

INTEREST BEARING LIABILITIES

   Transaction accounts  17,679                                       17,679
   Money market accounts 12,281                                       12,281
   Savings accounts      23,334                                       23,334
   Time deposits more
     than $100,000        4,172   14,335   13,754    2,623            34,884
   Time deposits less
     than $100,000       15,745   40,408   38,912    6,883      76   102,024
   Other borrowed money            1,172      462       66   2,309     4,009
                         ------   ------   ------   ------   -----   -------

   Total                 73,211   55,915   53,128    9,572   2,385   194,211
                         ------   ------   ------   ------   -----   -------


Discrete interest

   sensitivity GAP      (34,843)  34,880    2,029   22,879   9,339    34,284

Cumulative interest

   sensitivity GAP      (34,843)      37    2,066   24,945  34,284

Ratio of cumulative
   Interest sensitive
   assets to cumulative
   interest sensitive
   liabilities            52.41%  100.03%  101.13%  113.00% 117.65%




Assumes all transaction, money market and savings deposit accounts reprice within 90 days.

Item 7. Financial Statements

                          Index to Financial Statements

                                                                        Page

Consolidated Balance Sheets as of December 31, 2000 and 1999             24

Consolidated Statements of Income for the Years Ended December 31,
  2000, 1999 and 1998                                                    25

Consolidated Statements of Changes in Stockholders' Equity for
  the Years Ended December 31, 2000, 1999 and 1998                       26

Consolidated Statements of Cash Flows for the Years Ended
  December 31, 2000, 1999 and 1998                                       27

Notes to Consolidated Financial Statements                               28

Independent Auditors' Report                                             46

CONSOLIDATED BALANCE SHEETS

HIGHLANDS BANKSHARES, INC.

                                                           December 31,
ASSETS                                               2000           1999
                                                 ------------   ------------

Cash and due from banks (notes 2, 3 and 16)      $  7,061,961  $  7,312,241
Interest bearing deposits in banks                  6,360,931     2,436,271
Federal funds sold                                  7,039,508     2,702,633
Investments:
  Securities held to maturity (note 4)              2,228,390     3,176,547
    (fair value of $2,233,856 and $3,175,918
     at December 31, 2000 and 1999, respectively)
  Securities available for sale (note 4)           22,835,324    25,892,783
  Other investments                                   763,050       745,550

Loans (notes 5, 14, 15 and 16)                    189,267,688   166,614,055
  Less allowance for loan losses (note 6)          (1,492,936)   (1,318,332)
                                                  -----------   -----------

  Net Loans                                       187,774,752   165,295,723

Bank premises and equipment (note 7)                6,809,453     5,690,860
Interest receivable                                 1,901,296     1,627,874
Investment in insurance contracts                   4,854,304     4,661,662
Other assets                                          971,124       938,901
                                                  -----------   -----------

  Total Assets                                   $248,600,093  $220,481,045
                                                  ===========   ===========

LIABILITIES

Deposits:
  Noninterest bearing                            $ 26,369,759  $ 21,085,145
  Interest bearing
    Money market and interest checking             17,678,521    18,101,823
    Money market savings                           12,281,053    13,391,006
    Savings accounts                               23,333,958    21,330,208
    Certificates of deposit over $100,000
      (note 8)                                     34,884,029    28,528,959
    All other time deposits (note 8)              102,023,919    89,907,847
                                                  -----------   -----------

  Total Deposits                                  216,571,239   192,344,988

Accrued expenses and other liabilities              1,751,921     1,344,052
Long-term debt (note 9)                             4,009,319     2,567,958
                                                  -----------   -----------

  Total Liabilities                               222,332,479   196,256,998
                                                  -----------   -----------

STOCKHOLDERS' EQUITY

Common  stock,  $5 par value,  3,000,000
  and  1,000,000  shares  authorized  at
  December 31, 2000 and 1999, respectively,
  546,764 shares issued                             2,733,820     2,733,820
Surplus                                             1,661,987     1,661,987
Retained earnings (note 12)                        22,825,747    21,067,191
Other accumulated comprehensive income (loss)          38,761      (246,250)
                                                  -----------   -----------

                                                   27,260,315    25,216,748
Treasury stock (at cost, 44,866 shares in
  2000 and 1999)                                     (992,701)     (992,701)
                                                  -----------   -----------

  Total Stockholders' Equity                       26,267,614    24,224,047
                                                  -----------   -----------

  Total Liabilities and Stockholders' Equity     $248,600,093  $220,481,045
                                                  ===========   ===========

        The accompanying notes are an integral part of this statement.

CONSOLIDATED STATEMENTS OF INCOME

HIGHLANDS BANKSHARES, INC.

                                                Years Ended December 31,
                                          ------------------------------
                                             2000        1999        1998
INTEREST INCOME:

  Loans, including fees                 $15,891,868 $13,663,857 $13,144,542
  Federal funds sold                        330,761     431,670     440,293
  Interest bearing deposits                 179,100     221,724      64,230
  Investment securities - taxable         1,641,057   1,754,509   1,952,454
  Investment securities - nontaxable        164,486     171,192     170,115
                                         ----------  ----------  ----------

  Total Interest Income                  18,207,272  16,242,952  15,771,634
                                         ----------  ----------  ----------

INTEREST EXPENSE:

  Time deposits over $100,000             1,865,498   1,524,334   1,428,100
  Other deposits                          6,712,478   6,000,044   6,263,489
                                         ----------  ----------  ----------

  Total Interest on Deposits              8,577,976   7,524,378   7,691,589

  Borrowed money                            212,054     138,313      52,937
                                         ----------  ----------  ----------

  Total Interest Expense                  8,790,030   7,662,691   7,744,526
                                         ----------  ----------  ----------

NET INTEREST INCOME                       9,417,242   8,580,261   8,027,108

PROVISION FOR LOAN LOSSES (note 6)          500,000     320,000     355,000
                                         ----------  ----------  ----------

Net Interest Income after Provision
  for Loan Losses                         8,917,242   8,260,261   7,672,108
                                         ----------  ----------  ----------

NONINTEREST INCOME:

  Service charges                           591,614     409,052     339,289
  Insurance commissions and income          132,105     112,339     107,482
  Other operating income                    435,534     568,903     290,221
  Gain (loss) on security
    transactions (note 4)                   103,870     (63,590)      (2,071)
                                           --------     -------      -------

  Total Noninterest Income                1,263,123   1,026,704     734,921
                                         ----------  ----------  ----------

NONINTEREST EXPENSES:

  Salaries and benefits (note 11)         3,629,664   3,230,973   2,916,970
  Occupancy expense                         302,738     269,483     269,469
  Equipment expense                         548,850     472,441     411,660
  Data processing expense                   489,744     473,392     456,740
  Other operating expenses                1,659,834   1,466,016   1,321,750
                                         ----------  ----------  ----------

  Total Noninterest Expenses              6,630,830   5,912,305   5,376,589
                                         ----------  ----------  ----------

  Income before Income Tax Expense        3,549,535   3,374,660   3,030,440

INCOME TAX EXPENSE (note 10)              1,168,624   1,049,291   1,018,558
                                         ----------  ----------  ----------

NET INCOME                              $ 2,380,911 $ 2,325,369 $ 2,011,882
                                         ==========  ==========  ==========

Earnings Per Share                      $      4.74 $      4.63 $      4.01
                                         ==========  ==========  ==========

Cash Dividends Paid Per Share           $      1.24 $      1.16 $      1.08
                                         ==========  ==========  ==========

Weighted Average Shares Outstanding         501,898     501,898     501,898
                                         ==========  ==========  ==========


        The accompanying notes are an integral part of this statement.


CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

HIGHLANDS BANKSHARES, INC.


                                                             Accumulated
                                                               Other
                         Capital                Retained    Comprehensive   Treasury
                          Stock       Surplus    Earnings    Income (Loss)   Stock      Total

BALANCE
   DECEMBER 31, 1997    $ 2,733,820  $1,661,987  $17,854,185 $  39,710    $ (992,701)  $21,297,001

   Comprehensive Income
     Net income                                    2,011,882                             2,011,882
     Change in unrealized
       gain (loss) on
       securities available
       for sale, net of
       tax effect of $46,814
       (see note 2(l))                                          79,712                      79,712
                                                                                           --------

   Total Comprehensive

     Income                                                                              2,091,594

   Cash dividends                                   (542,048)                             (542,048)
                        ----------   --------       --------   --------      --------     --------

BALANCE

   DECEMBER 31, 1998      2,733,820   1,661,987   19,324,019   119,422      (992,701)   22,846,547

   Comprehensive Income
     Net income                                    2,325,369                             2,325,369
     Change in unrealized
       gain (loss) on
       securities available
       for sale, net of
       tax effect of $214,757
       (see note 2(l))                                        (365,672)                   (365,672)
                                                                                           --------

   Total Comprehensive

     Income                                                                              1,959,697

   Cash dividends                                   (582,197)                             (582,197)
                         ----------   --------    --------   --------      --------       --------

BALANCE
   DECEMBER 31, 1999      2,733,820   1,661,987   21,067,191  (246,250)     (992,701)   24,224,047

   Comprehensive Income

     Net income                                    2,380,911                             2,380,911
     Change in unrealized
       gain (loss) on
       securities available
       for sale, net of
       tax effect of $167,386
       (see note 2(l))                                         285,011                     285,011
                                                                                          --------

   Total Comprehensive

     Income                                                                              2,665,922

   Cash dividends                                   (622,355)                             (622,355)
                        ----------   --------       --------   --------     --------      --------

BALANCE

   DECEMBER 31, 2000    $ 2,733,820  $1,661,987 $ 22,825,747  $ 38,761     $(992,701)  $26,267,614

             The accompanying notes are an integral part of this statement.

CONSOLIDATED STATEMENTS OF CASH FLOWS

HIGHLANDS BANKSHARES, INC.


                                                 Years Ended December 31,
                                               2000       1999      1998
                                         -------------- ---------  --------
CASH FLOWS FROM OPERATING ACTIVITIES:

   Net income                             $ 2,380,911 $ 2,325,369 $ 2,011,882
   Adjustments to reconcile net income to
     net cash provided by operating
     activities:
       (Gain) loss on sale of securities     (103,870)     63,590       2,071
       Gain on sale of property and
         equipment                               (237)
       Depreciation                           447,697     407,147     350,429
       Increase in insurance contracts       (192,642)   (139,230)    (52,432)
       Net amortization of security
         premiums                               2,171     151,150      15,062
       Provision for loan losses              500,000     320,000     355,000
       Deferred income tax expense             18,010     (15,192)     (6,441)
       Change in other assets and liabilities:
         Interest receivable                 (158,422)    (71,527)     (8,743)
         Other assets                          86,378    (105,451)    127,550
         Accrued expenses                     315,869     116,566     (83,512)
                                           ----------  ----------  ----------

   Net Cash Provided by Operating
     Activities                             3,295,865   3,052,422   2,710,866
                                           ----------  ----------  ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of branch, net of cash
     acquired                              (1,220,000)
   Proceeds from maturity of securities
     held to maturity                         952,376     332,027   1,068,833
   Proceeds from maturities of securities
     available for sale                     7,590,970  15,000,285  12,719,231
   Proceeds from sales of securities
     available for sale                     2,115,255     377,499
   Purchases of securities available
     for sale                              (3,978,886)(12,312,504)(10,681,150)
   Net change in other investments            (17,500)    (14,600)    (15,700)
   Net change in deposits in other banks   (3,924,660)    995,252  (2,604,887)
   Net increase in loans                  (17,279,029)(18,587,196)(11,647,875)
   Change in federal funds sold            (2,736,875)  9,671,650  (5,479,168)
   Purchase of property and equipment      (1,287,893) (1,338,297)   (337,341)
   Proceeds from sale of property and
     equipment                                  2,840
   Investment in insurance contracts                   (2,400,000) (2,070,000)
                                            ----------- ----------  -----------

   Net Cash Used in Investing Activities  (19,783,402) (8,275,884)(19,048,057)
                                           ----------   ---------- -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net change in time deposits             14,050,142   6,489,323   7,306,146
   Net change in other deposit accounts     1,368,109   1,268,300   9,345,508
   Additional long-term debt                1,731,532     394,922   2,145,532
   Repayment of long-term debt               (290,171)   (146,508)    (52,140)
   Dividends paid in cash                    (622,355)   (582,197)   (542,048)
                                             --------    --------    ---------

   Net Cash Provided by Financing
     Activities                            16,237,257   7,423,840  18,202,998
                                           ----------  ----------  ----------

CASH AND CASH EQUIVALENTS:
   Net (decrease) increase in cash and
     due from banks                          (250,280)  2,200,378   1,865,807
   Cash and due from banks, beginning
     of year                                7,312,241   5,111,863   3,246,056
                                           ----------  ----------  ----------

   Cash and Due from Banks, End of Year   $ 7,061,961 $ 7,312,241 $ 5,111,863
                                           ==========  ==========  ==========

Supplemental Disclosures:
   Cash paid for:

     Interest expense                     $ 8,610,571 $ 7,688,056 $ 7,798,847
     Income taxes                           1,203,000   1,152,533   1,013,250

        The accompanying notes are an integral part of this statement.

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     HIGHLANDS BANKSHARES, INC.

     NOTE 1   NATURE OF OPERATIONS:

              Highlands Bankshares, Inc. (the "Company") is a bank holding company and operates under a charter issued by the state of West Virginia. The Company owns all of the outstanding stock of The Grant County Bank, the Capon Valley Bank and HBI Life Insurance Company, Inc. which operate under charters issued in West Virginia and Arizona. State chartered banks are subject to regulation by the West Virginia Division of Banking, Federal Reserve Bank and the Federal Deposit Insurance Corporation while the insurance company is regulated by the Arizona Department of Insurance. The Banks provide services to customers located mainly in Grant, Hardy, Hampshire, Mineral, Pendleton and Randolph counties of West Virginia, including the towns of Petersburg, Keyser, Moorefield and Wardensville through seven branch offices. The insurance company sells life and accident coverage exclusively through the Company's subsidiary banks.

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

                  The components of other comprehensive income and related tax effects are as follows:

                                                    Years Ended December 31,
                                                    ------------------------
                                                  2000        1999        1998
                                                  ----        ----        ----
                                                         (In thousands)

                   Unrealized holding gains
                      (losses)
                      on available-for-sale
                      securities               $ 556,267   $(644,019) $ 124,455
                   Reclassification adjustment
                      for (gains) losses
                      realized in income        (103,870)     63,590      2,071
                                                --------    --------   --------

                   Net Unrealized Gains
                      (Losses)                   452,397    (580,429)   126,526
                   Tax effect                   (167,386)    214,757    (46,814)
                                                --------    --------    --------

                   Net Change                  $ 285,011   $(365,672) $  79,712
                                                ========    ========    ========


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

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     HIGHLANDS BANKSHARES, INC.


NOTE 4    SECURITIES:

          The carrying amount and estimated fair value of securities are as follows:

                               Carrying   Unrealized Unrealized     Fair
                                 Amount     Gains      Losses       Value

          Held to Maturity

          December 31, 2000

          U.S. Agencies       $    88,609 $           $      319 $    88,290
          Mortgage-backed           8,893        298                   9,191
          State and municipals  2,130,888     13,042       7,555   2,136,375
                               ----------  ---------   ---------  ---------

          Total Securities

            Held to Maturity  $ 2,228,390 $   13,340  $    7,874 $2 ,233,856
                               ==========  =========   =========   =========

          December 31, 1999

          Mortgage-backed     $   339,877 $      406  $      590 $   339,693
          State and municipals  2,836,670     21,575      22,020   2,836,225
                               ----------  ---------   ---------  ---------

          Total Securities

            Held to Maturity  $ 3,176,547 $   21,981  $   22,610 $ 3,175,918
                               ==========  =========   =========  =========


          Available for Sale

          December 31, 2000

          U. S. Treasuries
            and Agencies      $18,178,632 $   79,250  $   38,211 $18,219,671
          Mortgage-backed       3,257,381     24,107       6,402   3,275,086
          State and municipals    771,710     19,146       1,539     789,317
          Marketable equities      58,274                  6,574      51,700
          Corporate
            obligations           507,796                  8,246     499,550
                               ----------  ---------   ---------   ---------

          Total Securities

            Available for
               Sale           $22,773,793 $  122,503  $   60,972 $22,835,324
                               ==========  =========   =========  ==========

          December 31, 1999

          U. S. Treasuries
            and Agencies      $20,923,302 $    6,971  $  260,709 $20,669,564
          Mortgage-backed       4,426,672      5,988      93,779   4,338,881
          State and municipals    255,000                 12,112     242,888
          Marketable equities     167,211                 15,711     151,500
          Corporate
            obligations           511,466                 21,516     489,950
                               ----------  ---------   ---------   ---------

          Total Securities

            Available for
               Sale           $26,283,651 $   12,959  $  403,827 $25,892,783
                               ==========  =========   =========  ==========

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

HIGHLANDS BANKSHARES, INC.


NOTE 4    SECURITIES (CONTINUED):

          The carrying amount and fair value of debt securities at December 31, 2000, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

          Securities Held to Maturity                                Fair
                                                       Cost          Value

          Due in one year or less                  $  531,435   $   531,986
          Due after one year through five years     1,108,326     1,104,174
          Due after five years through ten years      491,127       500,215
          Due after ten years                          88,609        88,290
          Mortgage-backed securities                    8,893         9,191
                                                    ---------     ---------

            Total Held to Maturity                 $2,228,390   $ 2,233,856
                                                    =========    ==========


          Securities Available for Sale                              Fair
                                                       Cost          Value

          Due in one year or less                  $7,034,645   $ 7,018,526
          Due after one year through five years    10,745,968    10,801,394
          Due after five years through ten years    1,355,000     1,357,305
          Due after ten years                         322,525       331,313
          Mortgage-backed securities                3,257,381     3,275,086
                                                    ---------     ---------

          Total Fixed Rate Securities              22,715,519    22,783,624
          Equities                                     58,274        51,700
                                                    ---------     ---------

            Total Available for Sale              $22,773,793  $ 22,835,324
                                                   ==========   ===========

          The carrying amount (which approximates market value) of securities pledged by the banks to primarily secure deposits amounted to $10,786,000 at December 31, 2000 and $10,326,000 at December 31, 1999.

          There were no holdings totaling more than 10% of stockholders' equity with any issuer as of December 31, 2000 and 1999.

          All gains or losses in 1998 are from calls or early payoffs of securities designated as held to maturity. Losses in 1999 and gains in 2000 arose from the sale of securities available for sale. Realized gains or losses for the years ending December 31 are as follows:

                                         2000          1999          1998
                                     ------------  ------------  --------

          Gains                       $ 103,870    $    4,259    $    9,438
          Losses                                      (67,849)      (11,509)
                                       --------     ---------     ---------

            Total                     $ 103,870    $  (63,590)   $   (2,071)
                                       ========     =========     =========

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

HIGHLANDS BANKSHARES, INC.


NOTE 5    LOANS:

          Loans outstanding as of December 31 are summarized as follows:

                                                        2000        1999
                                                   -------------- ------

          Commercial                            $ 37,681,492   $ 31,566,793
          Real estate construction                 4,061,000      3,296,000
          Real estate mortgages                  101,889,826     93,391,419
          Consumer installment                    46,191,314     39,993,963
                                                 -----------    -----------

            Subtotal                             189,823,632    168,248,175
            Unearned interest                       (555,944)    (1,634,120)
                                                 -----------    -----------

            Total Loans                         $189,267,688   $166,614,055
                                                 ===========    ===========


NOTE 6    ALLOWANCE FOR LOAN LOSSES:

          A summary of changes in the allowance for loan losses for the years ended December 31 is shown in the following schedule:

                                       2000          1999         1998
                                    -------------------------   ------

          Balance at beginning
             of year               $ 1,318,332  $ 1,355,377  $ 1,369,566

          Allowance relating to loans
            acquired in purchase        86,873
          Provision charged to
            operating expenses         500,000      320,000      355,000
          Loan recoveries              102,873       90,544      107,051
          Loans charged off           (515,142)    (447,589)    (476,240)
                                    ----------    ----------    -----------

            Balance at end of year $ 1,492,936  $ 1,318,332  $ 1,355,377
                                    ==========    ==========   ===========

            Percentage of outstanding
              loans                       .79%          .79%        .91%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

HIGHLANDS BANKSHARES, INC.

NOTE 7    BANK PREMISES AND EQUIPMENT:

          Bank premises and equipment as of December 31 are summarized as follows:

                                                         2000         1999
                                                    ------------  ----------

          Land                                     $ 1,017,103  $   917,139
          Buildings and improvements                 6,087,509    5,019,994
          Furniture and equipment                    3,322,481    2,925,284
                                                    ----------   ----------

          Total cost                                10,427,093    8,862,417
            Less - accumulated depreciation         (3,617,640)  (3,171,557)
                                                    ----------  -----------

            Net Book Value                         $ 6,809,453  $ 5,690,860
                                                    ==========   ==========

          Provisions for depreciation of $447,697 in 2000, $407,147 in 1999 and $350,429 in 1998 were charged to operations.

NOTE 8    DEPOSITS:

          At December 31, 2000, the scheduled maturities of certificates of deposit are as follows:

                      2001                         $ 75,987,325
                      2002                           43,890,585
                      2003                            7,448,992
                      2004                            3,238,955
                      2005                            6,342,091
                                                    -----------

                      Total                        $136,907,948
                                                    ===========


NOTE 9    LONG-TERM DEBT:

          The Company has borrowed money from the Federal Home Loan Bank of Pittsburgh (FHLB). The interest rates on most of the notes payable were fixed at the time of the advance and range from 2.50% to 6.85%; the weighted average interest rate is 5.78% at December 31, 2000. The debt is secured by the assets of the Banks.

          Repayments of long-term debt are due either monthly or quarterly. Interest expense of $212,054, $138,313, and $52,937 was incurred on these debts in 2000, 1999, and 1998, respectively. The maturities of long-term debt as of December 31, 2000 are as follows:

                      2001                         $  1,363,977
                      2002                              202,845
                      2003                              672,157
                      2004                              199,555
                      2005                              210,578
                      Thereafter                      1,360,207
                                                    -----------

                      Total                        $  4,009,319
                                                    ===========

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

HIGHLANDS BANKSHARES, INC.


NOTE 10   INCOME TAX EXPENSE:

          The components of income tax expense for the years ended December 31, are summarized as follows:

                                              2000        1999      1998
                                          ------------ ----------- --------

          Current Expense

            Federal                         $  953,961 $  930,223  $ 899,787
            State                              196,653    134,260    125,212
                                             ---------  --------   --------

            Total Current Expense            1,150,614  1,064,483  1,024,999
                                             ---------  ---------  ---------

          Deferred Expense

            Federal                             16,431    (13,961)    (5,919)
            State                                1,579     (1,231)      (522)
                                             ---------   --------   --------

            Total Deferred Expense              18,010    (15,192)    (6,441)
                                              ---------  --------   --------

            Income Tax Expense              $1,168,624 $1,049,291 $1,018,558
                                             =========  =========  =========

          Income expense (benefits) relating
            to security transactions are as
            follows:                        $   38,432 $ ( 23,528) $    (766)


          The deferred tax effects of temporary differences for the years ended December 31 as follows:

                                              2000         1999       1998
                                          ------------ -------------------

          Tax effect of temporary differences:

            Provision for loan losses       $ (12,874) $  (10,937) $ (24,887)
            Sale of loans                       3,693       7,192     32,612
            Pension expense                   (24,694)    (26,626)   (18,030)
            Depreciation                       52,928      23,945     30,497
            Deferred compensation             (38,471)    (24,797)
            Basis of securities sold           75,369
            Miscellaneous                     (37,941)     16,031    (26,633)
                                              -------     -------    -------

            Net (increase) decrease in
              Deferred income tax benefit   $  18,010  $  (15,192)  $ (6,441)
                                             ========   =======     =======

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

HIGHLANDS BANKSHARES, INC.

NOTE 10   INCOME TAX EXPENSE (CONTINUED):

          The net deferred tax assets arising from temporary differences as of December 31 are summarized as follows:

                                                         2000       1999
                                                     ------------  -------

          Deferred Tax Assets:

            Provision for loan losses                $ 382,072   $ 316,232
            Insurance commissions                       32,181      30,663
            Unrealized loss on securities available
              for sale                                             144,618
            Deferred compensation                       89,319      50,860
            Accrued pension expense                     23,965
            Other                                       25,310      10,796
                                                      --------    --------

            Total Assets                               552,847     553,169
                                                      --------    --------

          Deferred Tax Liabilities:
          -------------------------
            Unrealized gain on securities
              available for sale                        22,769
            Accretion income                            22,914      41,840
            Property basis differences                 299,745     156,768
                                                      --------    --------

            Total Liabilities                          345,428     198,608
                                                      --------    --------

            Net Tax Asset                            $ 207,419   $ 354,561
                                                      ========    ========


          The following table summarizes the difference between income tax expense and the amount computed by applying the federal statutory income tax rate for the years ended December 31:

                                            2000       1999        1998
                                      ------------ -------------  ------

          Amounts at federal
            statutory rates             $ 1,206,848  $1,147,384  $1,030,351
          Additions (reductions)
            Resulting from:
              Tax-exempt income             (82,259)    (71,484)    (61,331)
              Partially exempt income       (36,606)    (30,125)    (27,497)
              State income taxes, net       115,964     100,227      90,004
              Income from life insurance
                contracts                   (71,798)    (51,515)    (15,096)
              Capital losses incurred
                (utilized)                              (53,346)
              State income tax adjustment    30,000
              Other                           6,475       8,150       2,127
                                         ----------   ---------   ---------

              Income tax expense        $ 1,168,624  $1,049,291  $1,018,558
                                         ==========   =========   =========

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

          The Grant County Bank is a member of the West Virginia Bankers' Association Retirement Plan. Benefits under the plan are based on compensation and years of service with 100% vesting after seven years of service. The Plan's assets are in excess of the projected benefit obligations and thus the Bank was not required to make contributions to the Plan in 2000, 1999 or 1998. The amounts of the accrued liability and the net pension expense reflected in operations are insignificant. In addition, The Grant County Bank also maintains a profit sharing plan covering substantially all employees to which contributions are made at the discretion of the Board of Directors.

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

          Expenses related to the above benefit plans charged to operations totaled $266,601 in 2000, $266,704 in 1999 and $197,386 in 1998.

NOTE 12   RESTRICTIONS ON DIVIDENDS OF SUBSIDIARY BANKS:

          The principal source of funds of Highlands Bankshares, Inc. is dividends paid by subsidiary banks. The various regulatory authorities impose restrictions on dividends paid by a state bank. A state bank cannot pay dividends (without the consent of state banking authorities) in excess of the total net profits of the current year and the combined retained profits of the previous two years. As of January 1, 2001, the banks could pay dividends to the Company of approximately $3,441,000 without permission of the regulatory authorities.

NOTE 13   ACQUISITION OF THE STOCKMANS BANK OF HARMAN

          On July 27, 2000, The Grant County Bank acquired the remaining stock not already owned by Highlands Bankshares from the stockholders of the Stockmans Bank of Harman (hereinafter referred to as "Harman"). Stockmans was a single branch bank serving Randolph County in West Virginia. The acquisition has been accounted for as purchase under generally accepted accounting principles and operations subsequent to July 26, 2000 have been included as part of the operations of the Company for the year 2000. Grant purchased the 229 shares not already owned by Highlands from unrelated shareholders and Highlands contributed the 21 shares it owned to Grant as a capital contribution. Unrelated shareholders were paid $7,850 per share in cash for their shares at closing. The total acquisition cost, including shares acquired in previous years, was $1,878,000 plus expenses. The total purchase price was allocated as follows:

              Cash and Due From Banks               $  .7 million
              Loans Receivable                        5.7 million
              Securities                              2.2 million
              Fed Funds Sold                          1.6 million
              Other Assets                             .7 million
              Deposits Assumed                       (8.7) million
              Other Liabilities                       (.3) million
              Cash Paid and Expenses of Purchase     (1.9) million

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

HIGHLANDS BANKSHARES, INC.

NOTE 13   ACQUISITION OF THE STOCKMANS BANK OF HARMAN (CONTINUED)

          As part of the accounting for this transaction, the Company acquired goodwill totaling $219,000 which is being amortized on a straight line basis over a period of ten years.

          Proforma operations for 2000 and 1999, as if the companies had been combined from the beginning of each year, are shown below (in thousands of dollars):

                                                        2000        1999

          Interest Income                           $   18,596   $   16,952
          Interest Expense                              (8,951)      (7,960)
                                                     ---------    ---------
            Net Interest Income                          9,645        8,992
          Provision for Loan Losses                       (500)        (347)
                                                     ---------    ---------
            Net                                          9,145        8,645
          Noninterest Income                             1,275        1,055
          Noninterest Expense                           (6,899)      (6,364)
                                                     ---------    ---------
            Income before Income Taxes                   3,521        3,336
          Provision for Income Taxes                    (1,152)      (1,026)
                                                     ---------    ---------

          Net Income                                $    2,369   $    2,310
                                                     =========    =========


NOTE 14   TRANSACTIONS WITH RELATED PARTIES:

          During the year, officers and directors (and companies controlled by them) were customers of and had transactions with the subsidiary Banks in the normal course of business. These transactions were made on substantially the same terms as those prevailing for other customers and did not involve any abnormal risk. The aggregate amount of loans to related parties of $2,443,788 at December 31, 1999 was increased $859,495 by new loans and reduced $882,922 by payments resulting in an ending balance of $2,420,361 at December 31, 2000.

NOTE 15   COMMITMENTS AND GUARANTEES:

                  The Banks make commitments to extend credit in the normal course of business and issued standby letters of credit to meet the financing needs of their customers. The amount of the commitments represents the Banks' exposure to credit loss that is not included in the balance sheet. As of the balance sheet dates, the Banks had outstanding the following commitments:

                                                        2000        1999

          Commitments to extend credit             $11,517,000 $ 6,212,000
          Standby letters of credit                    438,000     215,000

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

HIGHLANDS BANKSHARES, INC.

NOTE 16   CONCENTRATIONS:

          The Banks grant commercial, residential real estate and consumer loans to customers located primarily in the eastern portion of the State of West Virginia. Although the Banks have a diversified loan portfolio, a substantial portion of the debtors' ability to honor their contracts is dependent upon the agribusiness economic sector. Collateral required by the Banks is determined on an individual basis depending on the purpose of the loan and the financial condition of the borrower. The ultimate collectibility of the loan portfolios is susceptible to changes in local economic conditions. Approximately 56% of the loan portfolio is secured by real estate. See note 5 for a complete breakdown of loans by type.

          The Bank has cash deposited in and federal funds sold to other commercial banks totaling $6,809,453 and $6,669,749 at December 31, 2000 and 1999, respectively.

NOTE 17   DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS:

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

          Long Term Debt

          The fair  value of fixed  rate  loans is  estimated  using  the  rates
          currently  offered  by  the  Federal   Intermediate  Credit  Bank  for
          indebtedness with similar maturities.

          Interest Payable and Receivable

          The carrying value of amounts of interest receivable and payable is a reasonable estimate of fair value.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

HIGHLANDS BANKSHARES, INC.

NOTE 17   DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED):

          Off-Balance-Sheet Items

          The carrying amount and estimated fair value of off-balance-sheet items were not material at December 31, 2000.

          The carrying amount and estimated fair values of financial instruments as of December 31 are as follows:

                                         2000                  1999
                                             Estimated             Estimated
                                 Carrying      Fair     Carrying     Fair
                                  Amount       Value     Amount      Value

          Financial Assets:
            Cash and due from
              banks         $ 7,061,961  $ 7,061,961  $ 7,312,241  $7,312,241
            Interest bearing
              deposits        6,360,931    6,360,931    2,436,271   2,436,271
            Federal funds
              sold            7,039,508    7,039,508    2,702,633   2,702,633
            Securities held to
              maturity        2,228,390    2,233,856    3,176,547   3,175,918
            Securities available
              for sale       22,835,324   22,835,324   25,892,783  25,892,783
            Other investments   763,050      763,050      745,550     745,550
            Loans, net      187,774,752  187,498,412  165,295,723 164,368,631
            Interest
              receivable      1,901,296    1,901,296    1,627,874   1,627,874

          Financial Liabilities:
            Demand and savings
              deposits       79,663,291   79,663,291   73,908,182  73,908,182
            Term deposits   136,907,948  137,101,109  118,436,806 117,846,983
            Borrowed money    4,009,319    3,964,810    2,567,958   2,346,150
            Interest payable    842,979      842,979      663,522     663,522


NOTE 18   REGULATORY MATTERS:

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

          Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2000, that the Company meets all capital adequacy requirements to which it is subject.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

HIGHLANDS BANKSHARES, INC.

NOTE 18   REGULATORY MATTERS (CONTINUED):

          To be categorized as well capitalized the Company must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events that management believes have changed the Company's category from a well capitalized status.

          The Company's actual capital ratios are presented in the following table:

                                        Actual         Regulatory Requirements
                                        -------         -----------------------
                                       December        Adequately      Well
                                     2000     1999     Capitalized  Capitalized
          Total risk-based ratio    16.03%   17.35%       8.00%       10.00%
          Tier 1 risk-based ratio   15.17%   16.60%       4.00%        6.00%
          Total assets leverage
            ratio                   10.57%   10.99%       4.00%        5.00%

          Capital ratios and amounts are applicable both at the individual bank level and on a consolidated basis. At December 31, 2000, both subsidiary banks had capital levels in excess of minimum requirements. As such, both banks qualified as "well capitalized banks" for FDIC insurance purposes and thus were charged the minimum rate for insurance coverage.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

HIGHLANDS BANKSHARES, INC.

NOTE 19   PARENT CORPORATION ONLY FINANCIAL STATEMENTS:

                                 BALANCE SHEETS

          Assets                                           December 31,
                                                       ----------------
                                                        2000        1999
                                                    ------------- ------

            Cash                                   $    81,062  $     34,476
            Investment in subsidiaries              26,121,840    24,028,470
            Other investments                           32,584       100,000
            Other assets                                   671         1,115
            Income taxes receivable                    237,959       113,268
                                                    ----------   -----------

            Total Assets                           $26,474,116  $ 24,277,329
                                                    ==========   ===========


          Liabilities

            Due to subsidiaries                    $   206,502  $     53,282
                                                    ----------   -----------

            Total Liabilities                          206,502        53,282
                                                    ----------   -----------

          Stockholders' Equity

            Common stock,  par value $5 per share
              3,000,000 and 1,000,000 shares
              authorized at December 31, 2000
              and 1999, respectively; 546,764
              shares issued                        $ 2,733,820  $  2,733,820
            Surplus                                  1,661,987     1,661,987
            Retained earnings                       22,825,747    21,067,191
            Other accumulated comprehensive
              income                                    38,761      (246,250)
                                                    ----------   -----------

                                                    27,260,315    25,216,748
            Less treasury stock (at cost, 44,866
              Shares in 2000 and 1999)                (992,701)     (992,701)
                                                    ----------   -----------

            Total Stockholders' Equity              26,267,614    24,224,047
                                                    ----------   -----------

            Total Liabilities and Stockholders'

              Equity                               $26,474,116  $ 24,277,329
                                                    ==========   ===========

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

HIGHLANDS BANKSHARES, INC.

NOTE 19   PARENT CORPORATION ONLY FINANCIAL STATEMENTS (CONTINUED):


                  STATEMENTS OF INCOME AND RETAINED EARNINGS

                                               Years Ended December 31,
                                           ------------------------------
                                             2000       1999        1998
                                        --------------------------------

          Income

            Dividends from subsidiaries$    722,354 $   666,652 $   623,525
            Other dividends                               1,680         735
                                        -----------  ----------  ----------

            Total                           722,354     668,332     624,260
                                        -----------  ----------  ----------

          Expenses

            Professional fees                48,988      34,056      27,032
            Directors' fees                  32,650      25,500      24,050
            Other expenses                   31,172      33,905      36,749
                                        -----------  ----------  ----------

            Total                           112,810      93,461      87,831
                                        -----------  ----------  ----------

          Net income before income tax
            benefit and undistributed
            income of subsidiaries          609,544     574,871     536,429

          Income tax benefit                 43,006      37,866      29,360
                                        -----------  ----------  ----------

          Income before undistributed
            income of subsidiaries          652,550     612,737     565,789

          Undistributed income of
            subsidiaries                  1,728,361   1,712,632   1,446,093
                                        -----------  ----------  ----------

            Net Income                    2,380,911   2,325,369   2,011,882

          Retained earnings,
            Beginning of period          21,067,191  19,324,019  17,854,185
            Dividends paid                 (622,355)   (582,197)   (542,048)
                                         ----------  -----------  ---------

          Retained Earnings,
            End of Period              $ 22,825,747 $21,067,191 $19,324,019
                                        ===========  ==========  ==========

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

HIGHLANDS BANKSHARES, INC.

NOTE 19   PARENT CORPORATION ONLY FINANCIAL STATEMENTS (CONTINUED):


                            STATEMENTS OF CASH FLOWS

                                                 Years Ended December 31,
                                              ---------------------------
                                               2000        1999       1998
                                            ------------------------------


          Cash Flows from Operating Activities:

            Net income                  $ 2,380,911  $2,325,369  $ 2,011,882
            Adjustments
              Undistributed subsidiary
              income                     (1,728,361) (1,712,632)  (1,446,093)
              Depreciation                      446         624          583
              Increase in other
                investments                 (12,584)
              Increase in payables          153,220      52,809          473
              Increase in receivables      (124,691)    (65,251)     (25,413)
              Increase in other assets                                (2,325)
                                         ----------   ---------   ----------

            Net Cash Provided by Operating
              Activities                    668,941     600,919      539,107
                                         ----------   ---------   ----------


          Cash Flows from Financing Activities:
            Dividends paid                 (622,355)   (582,197)    (542,048)
                                         ----------   ---------   ----------

            Net Cash Used in Financing
              Activities                   (622,355)   (582,197)    (542,048)
                                         ----------   ---------   ----------

          Net Increase (Decrease) in Cash    46,586      18,722       (2,941)

          Cash, Beginning of Year            34,476      15,754       18,695
                                         ----------   ---------   ----------

          Cash, End of Year             $    81,062  $   34,476  $    15,754
                                         ==========   =========   ==========

                          INDEPENDENT AUDITORS' REPORT

The Stockholders and Board of Directors
Highlands Bankshares, Inc.
Petersburg, West Virginia

We have  audited  the  accompanying  consolidated  balance  sheets of  Highlands
Bankshares, Inc. and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the years in the three year period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Highlands Bankshares, Inc. and subsidiaries as of December 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the years in the three year period ended December 31, 2000, in conformity with generally accepted accounting principles.

                                    S. B. Hoover & Company, L.L.P.




January 19, 2001
Harrisonburg, Virginia

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None

Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

     We are incorporating the Proxy Statement of Highlands Bankshares, Inc. via Form DEF 14A filed March 20, 2001.

Item 10. Executive Compensation

     We are incorporating the Proxy Statement of Highlands Bankshares, Inc. via Form DEF 14A filed March 20, 2001.

Item 11. Security Ownership of Certain Beneficial Owners and Management

     We are incorporating the Proxy Statement of Highlands Bankshares, Inc. via Form DEF 14A filed March 20, 2001.

Item 12. Certain Relationships and Related Transactions

     We are incorporating the Proxy Statement of Highlands Bankshares, Inc. via Form DEF 14A filed March 20, 2001.

     Most of the directors, partnerships of which they may be general partners and corporations of which they are officers or directors, maintain normal banking relationships with the Bank. Loans made by the Bank to such persons or other entities were made only in the ordinary course of business, were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons, and did not involve more than normal risk of collectibility or present other unfavorable features. See Note 14 of the consolidated financial statements.

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

            18              Not applicable

            21 Subsidiary listing of the Registrant is attached on Page 50

            22              Not applicable

            23 Consent of Certified Public Accountant attached on Page 51

            24              Not applicable

            27              Financial Data Schedule attached

            28              Not applicable

     b)  Reports on Form 8-K

         No reports on Form 8-K were filed in the fourth quarter of 2000.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        HIGHLANDS BANKSHARES, INC.


                                        By   LESLIE A. BARR
                                             --------------
                                             Leslie A. Barr
                                             President, Chief
                                             Executive Officer

                                        Date March 27, 2001
                                             --------------



                                        By   CLARENCE E. PORTER
                                             ------------------
                                             Clarence E. Porter
                                             Secretary/Treasurer


                                        Date March 27, 2001
                                             --------------

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and as of the date indicated.

        Signature                         Title                  Date

LESLIE A. BARR                                               March 27, 2001
---------------------------                                  --------------
Leslie A. Barr                          President
                                & Chief Executive Officer
                                        Director

THOMAS B. MCNEIL, SR.                                        March 27, 2001
---------------------------                                  --------------
Thomas B. McNeil, Sr.                   Director



George B. Moomau                        Director


CLARENCE E. PORTER                                           March 27, 2001
---------------------------                                  --------------
Clarence E. Porter                 Secretary/Treasurer


Courtney R. Tusing                      Director


JOHN G. VANMETER                                             March 27, 2001
---------------------------                                  --------------
John G. VanMeter                  Chairman of the Board
                                        Director

Jack H. Walters                         Director


L. KEITH WOLFE                                               March 27, 2001
---------------------------                                  --------------
L. Keith Wolfe                          Director