Form 10-Q
period 2001-03-31
HIGHLANDS BANKSHARES INC /WV/
filed 2001-05-14
CIK 756862

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q



                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934


For the quarter ended                         Commission File No.   0-16761
  March 31, 2001

                           HIGHLANDS BANKSHARES, INC.


           West Virginia                                      55-0650793
-----------------------------------                      --------------------
(State or Other Jurisdiction of                             (I.R.S. Employer
 Incorporation or Organization)                           Identification No.)


                                 P. O. Box 929
                         Petersburg, West Virginia 26847

                                (304) 257-4111
                         ----------------------------
             (Registrant's Telephone Number, Including Area Code)



      Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes ..X. No ....


      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                  Class                        Outstanding at March 31, 2001
----------------------------------------       ------------------------------
Common Stock, par value - $5                                501,898 shares

                           HIGHLANDS BANKSHARES, INC.


                                      INDEX


                                                                       Page

PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Statements of Income - Three Months
         Ended March 31, 2001 and 2000                                   2

         Consolidated Balance Sheets - March 31, 2001 and
         December 31, 2000                                               3

         Consolidated Statements of Changes in Stockholders'
         Equity - Three Months Ended March 31, 2001 and 2000             4

         Consolidated Statements of Cash Flows - Three
         Months Ended March 31, 2001 and 2000                            5

         Notes to Consolidated Financial Statements                      6


Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                   8


PART II  OTHER INFORMATION                                              16

Item 1.  Legal Proceedings                                              16

Item 2.  Changes in Securities                                          16

Item 3.  Defaults upon Senior Securities                                16

Item 4.  Submission of Matters to a Vote of Security Holders            16

Item 5.  Other Information                                              16

Item 6.  Exhibit and Reports on Form 8K                                 16


         SIGNATURES                                                     17

Part I   Financial Information
Item 1.  Financial Statements

                           HIGHLANDS BANKSHARES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                            (In Thousands of Dollars)

                                                         Three Months Ended
                                                               March 31,
                                                          2001        2000
                                                        --------    --------
Interest Income
   Interest and fees on loans                           $  4,373    $ 3,633
   Interest on federal funds sold                            132         61
   Interest on time deposits                                  59         32
   Interest and dividends on investment securities
     Taxable                                                 355        412
     Nontaxable                                               37         42
                                                         -------     ------

   Total Interest Income                                   4,956      4,180
                                                         -------     ------

Interest Expense
   Interest on time deposits over $100,000                   579        405
   Interest on other deposits                              1,863      1,520
   Interest on borrowed money                                 57         35
                                                         -------     ------

   Total Interest Expense                                  2,499      1,960
                                                         -------     ------

Net Interest Income                                        2,457      2,220

Provision for Loan Losses                                    120        120
                                                         -------     ------

Net Interest Income After Loan Losses                      2,337      2,100
                                                         -------     ------

Noninterest Income
   Service charges                                           141        142
   Other                                                     133        137
                                                         -------     ------

   Total Noninterest Income                                  274        279
                                                         -------     ------

Noninterest Expense
   Salaries and employee benefits                            934        874
   Occupancy expense                                          87         73
   Equipment expense                                         142        136
   Data processing                                           140        130
   Other                                                     417        358
                                                         -------     ------

   Total Noninterest Expense                               1,720      1,571
                                                         -------     ------

Income Before Income Taxes                                   891        808

Provision for Income Taxes                                   297        270
                                                         -------     ------

Net Income                                              $    594    $   538
                                                         =======     ======

Per Share Data

   Net Income                                           $  1.18     $  1.07
                                                         ======      ======

   Cash Dividends                                       $   .34     $   .31
                                                         ======      ======

Weighted Average Common Shares Outstanding               501,898     501,898
                                                         =======     =======



       The accompanying notes are an integral part of these statements.

                           HIGHLANDS BANKSHARES, INC.
                           CONSOLIDATED BALANCE SHEETS
                            (In Thousands of Dollars)

                                                      March 31,  December 31,
                                                        2001         2000
                                                      --------     --------
     ASSETS

Cash and due from banks - noninterest bearing         $  5,326    $  7,062
Time deposits in other banks                             6,283       6,361
Federal funds sold                                      12,296       7,040
Securities held to maturity (note 2)                     2,164       2,228
Securities available for sale (note 3)                  24,528      22,835
Other investments (note 4)                                 763         763
Loans, net of unearned interest (note 5)               193,964     189,268
   Less allowance for loan losses (note 6)              (1,595)     (1,493)
                                                       -------     -------

   Net Loans                                           192,369     187,775

Bank premises and equipment                              6,860       6,810
Interest receivable                                      1,874       1,901
Investments in insurance contracts                       4,902       4,854
Other assets                                               884         971
                                                       -------     -------

   Total Assets                                       $258,249    $248,600
                                                       =======     =======

     LIABILITIES

Deposits:
   Noninterest bearing
     Demand deposits                                  $ 26,345    $ 26,370
   Interest bearing
     Money market and checking                          17,352      17,678
     Money market savings                               11,517      12,281
     Savings                                            25,532      23,334
     Time deposits over $100,000                        39,246      34,884
     All other time deposits                           105,437     102,024
                                                       -------     -------

   Total Deposits                                      225,429     216,571

Borrowed money                                           3,903       4,009
Accrued expenses and other liabilities                   2,096       1,752
                                                       -------     -------

   Total Liabilities                                   231,428     222,332
                                                       -------     -------

   STOCKHOLDERS' EQUITY

Common stock ($5 par value, 1,000,000 shares
   authorized, 546,764 shares issued)                    2,734       2,734
Surplus                                                  1,662       1,662
Retained earnings                                       23,249      22,826
Accumulated other comprehensive loss                       169          39
                                                       -------     -------

                                                        27,814      27,261
Treasury stock (at cost, 44,866 shares in
   2001 and 2000)                                         (993)       (993)
                                                       -------     -------

   Total Stockholders' Equity                           26,821      26,268
                                                       -------     -------

   Total Liabilities and Stockholders' Equity         $258,249    $248,600
                                                       =======     =======



       The accompanying notes are an integral part of these statements.

                           HIGHLANDS BANKSHARES, INC.
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                            (In Thousands of Dollars)

                                                  Accumulated
                                                     Other
                                                  Comprehen-
                        Common           Retained    sive   Treasury
                         Stock   Surplus Earnings   Income    Stock    Total



Balances, December 31,
  2000                  $2,734   $1,662   $22,826  $   39   $ (993)  $26,268

  Comprehensive Income
  Net income                                 594                        594
  Net change in unrealized
   appreciation on investment
   securities available for
   sale, net of taxes                                 130               130
                                                                      -----

  Total Comprehensive Income                                            724

  Dividends paid                            (171)                      (171)
                         -----    -----    -----    -----    -----    -----

  Balances, March 31,
   2001                 $2,734   $1,662   $23,249  $  169   $ (993)  $26,821
                         =====    =====    ======   =====    =====    ======



                                                  Accumulated
                                                     Other
                                                  Comprehen-
                        Common           Retained    sive   Treasury
                         Stock   Surplus Earnings   Income    Stock    Total

Balances, December 31,
  1999                  $2,734   $1,662   $21,067  $ (246)  $ (993)  $24,224
  Comprehensive Income
  Net income                                  538                        538
  Net change in unrealized
   depreciation on investment
   securities available for
   sale, net of taxes                                 (52)              (52)
                                                                      -----

  Total Comprehensive

   Income                                                               486

  Dividends paid                            (155)                      (155)
                         -----    -----    -----    -----    -----    -----

  Balances, March 31,
   2000                 $2,734   $1,662   $21,450  $ (298)  $ (993)  $24,555
                         =====    =====    ======   =====    =====    ======


       The accompanying notes are an integral part of these statements.

                           HIGHLANDS BANKSHARES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In Thousands of Dollars)

                                                         Three Months Ended
                                                              March 31,
                                                          2001        2000
                                                        --------    --------
Cash Flows from Operating Activities:
   Net income                                           $    594    $   538
   Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depreciation                                          126        116
       Income from insurance contracts                       (48)       (45)
       Net amortization                                        4         12
       Provision for loan losses                             120        120
       (Increase) decrease in interest receivable             27        (16)
       Decrease in other assets                               10          9
       Increase in accrued expenses                          344        482
                                                         -------     ------

   Net Cash Provided by Operating Activities               1,177      1,216
                                                         -------     ------

Cash Flows from Investing Activities:
   Net change in federal funds sold                       (5,256)    (2,593)
   Proceeds from maturities of securities available
     for sale                                              6,071      2,286
   Proceeds from maturities of securities held
     to maturity                                              65        158
   Purchase of securities available for sale              (7,562)    (2,519)
   Net change in time deposits in other banks                 78     (1,025)
   Net change in loans                                    (4,714)    (1,064)
   Purchase of property and equipment                       (176)      (146)
                                                         -------     ------

   Net Cash Used in Investing Activities                 (11,494)    (4,903)
                                                         -------     ------

Cash Flows from Financing Activities:
   Net increase in deposits                                8,858      1,661
   Dividends paid in cash                                   (171)      (155)
   Repayment of borrowed money                              (106)       (88)
                                                         -------     ------

   Net Cash Provided by Financing Activities               8,581      1,418
                                                         -------     ------

Net Decrease in Cash and Cash Equivalents                 (1,736)    (2,269)

Cash and Cash Equivalents, Beginning of Period             7,062      7,312
                                                         -------     ------

Cash and Cash Equivalents, End of Period                $  5,326    $ 5,043
                                                         =======     ======

Supplemental Disclosures:
   Cash Paid For:
     Income taxes                                       $      5    $     4
     Interest                                              2,424      1,871


       The accompanying notes are an integral part of these statements.

                           HIGHLANDS BANKSHARES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1    ACCOUNTING PRINCIPLES:

             The consolidated financial statements conform to generally accepted accounting principles and to general industry practices. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 2001, and the results of operations for the three month periods ended March 31, 2001 and 2000. The notes included herein should be read in conjunction with the notes to financial statements included in the 2000 annual report to stockholders of Highlands Bankshares, Inc.


NOTE 2    SECURITIES HELD TO MATURITY:

             The amortized cost and market value of securities held to maturity as of March 31, 2001 and December 31, 2000, are as follows:

                                         2001                  2000
                                   Amortized  Market    Amortized   Market
                                     Cost      Value       Cost      Value

          US Treasury securities and
            obligations of US
            Government corporations
            and agencies            $    34  $    34      $   97   $    97
          Obligations of states and
            political subdivisions    2,130    2,166       2,131     2,137
                                     ------   ------       -----    ------

            Total                   $ 2,164  $ 2,200      $2,228   $ 2,234
                                     ======   ======       =====    ======


NOTE 3    SECURITIES AVAILABLE FOR SALE:

             The amortized cost and fair value of securities available for sale as of March 31, 2001 and December 31, 2000 are as follows:

                                         2001                  2000
                                   Amortized  Market     Amortized  Market
                                     Cost      Value       Cost      Value

          US Treasury securities and
            obligations of US
            Government corporations
            and agencies            $21,640  $21,862      $21,436  $21,495
          Obligations of states and
            political subdivisions    2,040    2,090         772       789
          Other investments             580      576         566       551
                                     ------   ------       -----    ------

            Total                   $24,260  $24,528      $22,774  $22,835
                                     ======   ======       ======   ======

                           HIGHLANDS BANKSHARES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4    OTHER INVESTMENTS:

             Other investments totaling $763,000 include investments in the Federal Home Loan Bank and other governmental entities whose transferability is restricted.


NOTE 5    LOANS OUTSTANDING:

             A summary of loans outstanding as of March 31, 2001 and December 31, 2000, is as follows:

                                                        2001         2000
                                                        ----         ----

          Commercial                                  $ 41,166    $ 37,681
          Real estate - construction                     4,245       4,061
                      - mortgages                      102,075     101,890
          Consumer installment                          46,893      46,191
                                                       -------     -------

            Total                                      194,379     189,823
          Unearned interest                               (415)       (555)
                                                       -------     -------

            Net loans outstanding                     $193,964    $189,268
                                                       =======     =======


NOTE 6    ALLOWANCE FOR LOAN LOSSES:

             A summary of transactions in the allowance for loan losses for the three months ended March 31, 2001 and 2000, follows:

                                                        2001         2000
                                                        ----         ----

          Balance, beginning of period                $  1,493    $  1,318
          Provisions charged to operating expenses         120         120
          Loan recoveries                                   86          38
          Loan charge-offs                                (104)        (87)
                                                       -------     -------

            Balance, end of period                    $  1,595    $  1,389
                                                       =======     =======

Item 2. Management's   Discussion  and  Analysis  of  Financial  Condition  and
        Results of Operations


Overview

    The Company's net income was $594,000 in the first quarter of 2001, an increase of 10.41% compared to the first quarter of 2000. Earnings per share were $1.18 for the first quarter of 2001 compared to $1.07 per share for the same quarter in 2000. The Company's annualized return on average equity was 8.95% in the first quarter of 2001 compared to 8.82% for the first quarter of 2000. Return on average assets was .94% for 2001 and .98% for 2000, respectively.

    The increase in earnings per share for the first quarter was due primarily to an 10.68% increase in net interest income. Growth in average earning assets (14.05%) and interest bearing liabilities (15.47%) within the last twelve months offset a declining net interest spread between quarters. The increase in the tax equivalent net interest income was 10.42% for the period. The provision for loan losses of $120,000 was the same as 2000 and is reflective of lower net charge offs in 2001. Noninterest income declined 1.79% because a gain on the sale of foreclosed real estate of $11,000 in 2000 was not repeated in 2001. Other noninterest expenses increased 9.48%, mainly the result of operating expenses at the new branch in Harman and general asset growth.

    In March of 2001, the Capon Valley Bank entered into an agreement with an unrelated party to purchase a building for a branch location in Gore, Virginia. Final approval from the various regulatory authorities is expected in the second quarter of 2001 and operations are expected to commence by June 15, 2001.

Net Interest Income

    The Company's net interest income on a tax equivalent basis was 4.27% in the first quarter of 2001 compared to 4.41% for the first quarter of 2000. The volume of all lending increased substantially in the last twelve months due to a strong economy and additional branch locations. Commercial rates increased from 8.49% in 2000 to 8.74% in 2001 due to rising market rates. Rates on installment loans increased 48 basis points and rates on real estate loans increased 40 basis points. The overall increase of 40 basis points in returns on loans outstanding was offset by increases in the rates paid on deposits and borrowed money (see below) and declines in short-term investment rates.

    For the first quarter of 2001, the Company saw an overall increase of 32 basis points in the yields on investment securities compared to 2000 results. The increase is reflective of higher rates on taxable investments purchased in previous years and recent reinvestments of maturities at higher rates. Average investments in securities has declined over the last twelve months as maturities were used to fund loan demand and increase fed funds sold. Interest rates earned on fed funds sold and interest bearing deposits declined 66 basis points as rates were cut three times in 2001 by the Federal Reserve Bank ("The Fed") by one-half point each time. The sharp increase in the average balance of federal funds outstanding reflects the Company's lower investments in securities for which yields are almost the same as fed funds sold.

    Interest rates paid on transaction and savings amounts declined a combined 17 basis points due to lower rates resulting from Fed action. With market rates low on transaction accounts, customers have moved additional savings to instruments yielding higher rates, i.e. time deposits. The average balance in time deposits grew 19.88% in 2001 compared to 2000 and was a source of funding for the loan growth discussed earlier. Approximately one fourth of the time deposit growth was due to the acquisition of the Stockmans Bank of Harman. A 62 point basis point increase in rates paid on time deposits between 2000 and 2001 reflects increasing rates in early 2000 when the Fed raised rates to slow what was perceived as a very strong economy.

Item 2. Management's   Discussion  and  Analysis  of  Financial  Condition  and
        Results of Operations (Continued)


Net Interest Income (Continued)

    Beginning in 1999, the Company borrowed amounts from the FHLB at fixed rates of interest and loaned these monies to customers on a fixed rate basis. The Company anticipates continuing to use this approach as a mechanism to provide long-term financing to customers and limit market rate risk. In addition, monies were borrowed on a short-term basis in 2000 to fund the renovation and expansion at the Capon Valley Bank which the Bank anticipates refinancing when long-term interest rates are favorable. The cost of this money increased 17 basis points due to rate changes in market.

    A complete yield analysis is shown as Table I on page 14.

Noninterest Income

    Noninterest income for 2001 was virtually unchanged from 2000 levels. Service charge income declined by .70% and other operating income declined by 2.92%. The Company recognized a gain of $11,000 in 2000 on the sale of foreclosed real estate that was not repeated in 2001.

Noninterest Expenses

    Overall noninterest expense increased 9.48% in 2001 as the result of operating expense increases at the Grant County Bank's new Harman Branch which opened in July 2000 and general asset growth. Personnel expense increases of 6.86% were the result of a 7.78% increase in full time equivalent employees and a slight decline in average wages. Expenses for occupancy, equipment and data processing expenses increased 8.85% due to costs of upgrading data processing equipment, additional volume of deposits and loans and additional depreciation costs. Other noninterest expenses increased 16.48% due to asset growth and additional branch locations. The overall increase in interest expense of 9.48% is in line with management estimates for the first quarter of the year and the increase in average earning assets of 14.05%.

Loan Portfolio

    The Company is an active residential mortgage and construction lender and generally extends commercial loans to small and medium sized businesses within its primary service area. The Company's commercial lending activity extends across its primary service areas of Grant, Hardy, Randolph, Mineral, Hampshire and northern Pendleton counties. Consistent with its focus on providing community-based financial services, the Company does not attempt to diversify its loan portfolio geographically by making significant amounts of loans to borrowers outside of its primary service area.

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

Item 2. Management's   Discussion  and  Analysis  of  Financial  Condition  and
        Results of Operations (Continued)


Loan Portfolio (Continued)


    Loans outstanding increased $4,696,000 or 2.48% in the first quarter in 2001 compared to levels at December 31, 2000. The first quarter of any year is traditionally slow as farming and logging operations are hampered by weather conditions and retail borrowing in the first quarter is put on hold until the spring. Thus, the first quarter increase in the loan portfolio was not anticipated but certainly welcomed. A 9.25% rise in commercial loans was primarily responsible for the first quarter increase but modest gains in consumer mortgage lending were also experienced. The loan to deposit ratio was 86.04% at March 31, 2001 compared to 87.39% at December 31, 2000. Loan demand is expected to remain satisfactory in the near future barring any significant declines in the local or national economies.

Asset Quality and Risk Elements

    Nonperforming loans include nonaccrual loans, loans 90 days or more past due and restructured loans. Nonaccrual loans are loans on which interest accruals have been suspended or discontinued permanently. Restructured loans are loans on which the original interest rate or repayment terms have been changed due to financial hardship of the borrower. Nonaccrual loans totaled $437,000 at March 31, 2001 compared to $32,000 in nonaccrual loans at December 31, 2000. The increase was the result of amounts due from a single borrower whose loan is primarily guaranteed by the Small Business Administration. The loan was brought current and removed from the nonaccrual status in April.

    Real estate acquired through foreclosure was $62,000 at March 31, 2001 and $171,000 at December 31, 2000. All foreclosed property held was in the Company's primary service area. The Company's practice is to value real estate acquired through foreclosure at the lower of (i) an independent current appraisal or market analysis less anticipated costs of disposal, or (ii) the existing loan balance. The Company is actively marketing all foreclosed real estate and does not anticipate material write-downs in value before disposition.

    An inherent risk in the lending of money is that the borrower will not be able to repay the loan under the terms of the original agreement. The allowance for loan losses (see subsequent section) provides for this risk and is reviewed periodically for adequacy. This review also considers concentrations of loans in terms of geography, business type or level of risk. While lending is geographically diversified within the service area, the Company does have some concentration of loans in the area of agriculture (primarily poultry farming), timber and related industries. Management recognizes these concentrations and considers them when structuring its loan portfolio. As of March 31, 2001, management is not aware of any significant potential problem loans in which the debtor is currently meeting their obligations as stated in the loan agreement but which may change in future periods.

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

                                                           Quarter Ended
                                                             March 31,
                                                          ---------------
                                                          2001     2000

    Balance, beginning of period                         $ 1,493  $ 1,318
    Net charge-offs (recoveries)
      Charge-offs                                           (104)     (87)
      Recoveries                                              86       38
                                                          ------   ------

    Total net charge-offs *                                  (18)     (49)
    Provision for credit losses                              120      120
                                                          ------   ------

      Balance, End of Period                             $ 1,595  $ 1,389
                                                          ======   ======

   * Components of net charge-offs:
      Real estate                                        $        $   (30)
      Commercial                                              (8)     (11)
      Consumer                                               (10)      (8)
                                                          ------   ------

      Total                                              $   (18) $   (49)
                                                          ======   ======

    The allowance for credit losses of $1,595,000 at March 31, 2001, was up $102,000 from its level at December 31, 2000. The increase was due to limited net charge offs in the first quarter compared to the provision. The allowance was equal to .82% and .79% of total loans outstanding at March 31, 2001 and December 31, 2000, respectively. The Company believes that its allowance must be viewed in its entirety and, therefore, is available for potential credit losses in its entire portfolio, including loans, credit-related commitments and other financial instruments. In the opinion of management, the allowance, when taken as a whole, is adequate to absorb reasonably estimated credit losses inherent in the Company's portfolio.

Item 2. Management's   Discussion  and  Analysis  of  Financial  Condition  and
        Results of Operations (Continued)


Securities

     The Company's securities portfolio serves several purposes. Portions of the portfolio secure certain public and trust deposits while the remaining portions are held as investments or used to assist the Company in liquidity and asset liability management. Total securities and other investments at March 31, 2001 were $27,455,000 compared to $25,826,000 at December 31, 2000. Total securities and other investments as a percentage of total assets were 10.63% at March 31, 2001 compared to 10.39% at December 31, 2000. The modest increase in security investments is due to overall asset growth.

     The securities portfolio consists of three components, specifically, securities held to maturity, securities available for sale and other investments. Securities are classified as held to maturity when management has the intent and the Company has the ability at the time of purchase to hold the securities to maturity. Held to maturity securities are carried at cost, adjusted for amortization of premiums and accretion of discounts. Securities to be held for indefinite periods of time are classified as available for sale and accounted for at market value. Securities available for sale include securities that may be sold in response to changes in market interest rates, changes in the security's prepayment risk, increases in loan demand, general liquidity needs and other similar factors. Other investments include restricted securities whose ownership is required for participation in certain governmental programs. The Company's recent purchases of all securities have generally been limited to securities of high credit quality with short to medium term maturities. Changes in the market values of securities available for sale, net of the deferred tax effect, are reflected as changes in accumulated other comprehensive income. As of March 31, 2001, the market value of the securities available for sale exceeded their cost by $268,000 ($169,000 after tax considerations).

Deposits

     The Company's main source of funds is customer deposits received from individuals, governmental entities, and businesses located within the Company's service area. Deposit accounts include demand deposits, savings, money market and certificates of deposit.

     Total deposits increased 4.09% between December 31, 2000 and March 31, 2001, primarily in the form of time deposits. The cost of funds for the first quarter of 2001 was 5.01% compared to 4.54% for the same quarter in 2000. Primarily responsible for this increase was an increase in time deposits as contracts entered into in 1999 and 2000 are reflected in 2001 operations. The majority of the Company's deposits are time deposits which are attractive to persons seeking high yields on their deposits but without the need for liquidity. The Company did see a substantial increase in time deposits of more than $100,000 as the result of slight premiums paid on large deposits and monies resulting from the sale of a local poultry company.

Capital

     The Company seeks to maintain a strong capital base to expand facilities, promote public confidence, support current operations and grow at a manageable level. As of March 31, 2001, the Company's total risk based capital ratio was 15.71% which is far above the regulatory minimum of 8.0%. The leverage ratio of total capital to total assets was 10.46% at March 31, 2001 which is in line with the Company's peer group.

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

     At March 31, 2001 the Company had a slightly negative gap position through the first twelve months. With the largest amount of interest sensitive assets and liabilities repricing within three years, the Company monitors these areas very closely. Early withdrawal of deposits, prepayments of loans and loan delinquencies are some of the factors that could affect actual versus expected cash flows. In addition, changes in rates on interest sensitive assets and liabilities may not be equal, which could result in a change in net interest margin. While the Company does not match each of its interest sensitive assets against specific interest sensitive liabilities, it does review its positions regularly and takes actions to reposition itself when necessary.

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

TABLE I

                           HIGHLANDS BANKSHARES, INC.
                          NET INTEREST MARGIN ANALYSIS
                          (Dollar Amounts in Thousands)


                          Three Months Ended          Three Months Ended
                            March 31, 2001              March 31, 2000
                         --------------------        --------------------

                      Average   Income/          Average   Income/
                      Balance 2 Expense  Rates   Balance 2 Expense    Rates


Interest Income
   Loans
     Commercial       $39,130  $   855    8.74%   $30,895   $  656     8.49%
     Consumer          45,735    1,212   10.60     38,581      976    10.12
     Real estate      106,483    2,306    8.66     96,864    2,001     8.26
                      -------   ------   -----     ------    -----   ------

   Total Loans        191,348    4,373    9.14    166,340    3,633     8.74

   Federal funds sold  10,321      132    5.12      4,372       61     5.58
   Interest bearing
     deposits           5,377       59    4.39      2,353       32     5.44
   Investments
     Taxable           21,937      355    6.47     27,299      412     6.04
     Tax exempt 1       3,116       59    7.57      3,138       67     8.54
                        -----   ------   -----     ------    -----   ------

   Total Earning
     Assets 1         232,099    4,978    8.58     203,502   4,205     8.27
                      -------   ------   -----     -------   -----   ------

Interest Expense
   Demand deposits     29,494      175    2.34     30,543      204     2.67
   Savings             23,835      163    2.74     21,091      146     2.77
   Time deposits      142,106    2,104    5.93    118,536    1,575     5.31
   Other borrowed
     money              3,947       57    5.78      2,497       35     5.61
                        -----   ------   -----     ------    -----   ------

   Total Interest
     Bearing
     Liabilities     $199,382    2,499    5.01    $172,667   1,960     4.54
                      =======   ------   -----     =======   -----   ------

   Net Interest
     Margin                    $ 2,479                      $2,245
                                ======                       =====

   Net Yield on Interest
     Earning Assets 1                     4.27%                        4.41%
                                         =====                       ======


   1 Yields are on a taxable equivalent basis.
   2 Includes loans in nonaccrual status.

TABLE II

                           HIGHLANDS BANKSHARES, INC.
                       INTEREST RATE SENSITIVITY ANALYSIS
                                 MARCH 31, 2001
                            (In Thousands of Dollars)

                                                          More than
                                                           5 Years
                       1 - 90  91 - 365  1 to 3  3 to 5  or Without
                        Days     Days     Years   Years   Maturity    Total
EARNINGS ASSETS

   Loans               $23,728  $84,943  $45,588  $30,421  $ 9,284  $193,964
   Fed funds sold       12,296                                       12,296
   Securities            4,901    7,677    5,981    1,849    7,047   27,455
   Time deposits in
     other banks         5,983      300                               6,283
                         -----   ------   ------   ------   ------   ------

   Total                46,908   92,920   51,569   32,270   16,331   239,998
                        ------   ------   ------   ------   ------   -------



INTEREST BEARING LIABILITIES

   Transaction accounts 17,352                                       17,352
   Money market savings 11,517                                       11,517
   Savings accounts     25,532                                       25,532
   Time deposits more
     than $100,000       4,102   17,680   14,136    3,328            39,246
   Time deposits less
     than $100,000      13,532   52,809   31,148    7,810      138  105,437
   Other borrowed money     47    1,319    1,017      213    1,307    3,903
                         -----   ------   ------   ------   ------   ------

   Total                 72,082  71,808   46,301   11,351    1,445   202,987
                         ------  ------   ------   ------   ------   -------


Rate sensitivity GAP    (25,174) 21,112    5,268   20,919   14,886
37,011

Cumulative GAP          (25,174) (4,062)   1,206   22,125   37,011

Ratio of cummulative
   interest sensitive
   assets to cummulative
   interest sensitive
   liabilities            65.08%  97.18%  100.63% 110.98%  118.23%



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

Item 2. Changes in Securities -           Not Applicable

Item 3. Defaults Upon Senior Securities - Not Applicable

Item 4. Submission of Matters to a Vote
        of Security Holders -             Not Applicable

Item 5. Other Information -               Not Applicable

Item 6. Exhibits and Reports on 8-K -     (a)   Exhibits
                                                --------

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

                                                (b)   Reports   on  Form   8-K
                                                      filed  during  the three
                                                      months  ended  March 31,
                                                      2001

                                                      None

                                    Signature



    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       HIGHLANDS BANKSHARES, INC.



                                       LESLIE A. BARR
                                       ---------------------------------
                                       Leslie A. Barr
                                       President


                                       CLARENCE E. PORTER
                                       ---------------------------------
                                       Clarence E. Porter
                                       Secretary/Treasurer



Date   May 7, 2001
     ---------------