Form 10-Q
period 2001-06-30
HIGHLANDS BANKSHARES INC /WV/
filed 2001-08-13
CIK 756862

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q



                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

For Quarter Ended                             Commission File No.   0-16761
                                                                  -----------
   June 30, 2001

                           HIGHLANDS BANKSHARES, INC.


        West Virginia                                          55-0650793
-------------------------------                           -------------------
(State or Other Jurisdiction of                           (I.R.S. Employer
 Incorporation or Organization)                           Identification No.)

                                 P.O. Box 929
                         Petersburg, West Virginia 26847

                                (304) 257-4111
                          --------------------------
             (Registrant's Telephone Number, Including Area Code)



      Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes ..X. No ....


      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

            Class                                Outstanding at June 30, 2001
------------------------------                   ----------------------------
Common Stock, par value - $5                             501,898 shares

                           HIGHLANDS BANKSHARES, INC.

                                      INDEX

                                                                        Page

PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Statements of Income - Six Months
         Ended June 30, 2001 and 2000                                     2

         Consolidated Statements of Income - Three Months
         Ended June 30, 2001 and 2000                                     3

         Consolidated Balance Sheets - June 30, 2001 and
         December 31, 2000                                                4

         Consolidated Statements of Changes in Stockholders'
         Equity - Six Months Ended June 30, 2001 and 2000                 5

         Consolidated Statements of Cash Flows - Six Months
         Ended June 30, 2001 and 2000                                     6

         Notes to Consolidated Financial Statements                       7

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                   10


PART II  OTHER INFORMATION

Item 1.  Legal Proceedings                                               19

Item 2.  Changes in Securities                                           19

Item 3.  Defaults upon Senior Securities                                 19

Item 4.  Submission of Matters to a Vote of Security Holders             19

Item 5.  Other Information                                               19

Item 6.  Exhibits and Reports on Form 8K                                 19


         SIGNATURES                                                      20

Part I  Financial Information
Item 1  Financial Statements

                           HIGHLANDS BANKSHARES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
               (In Thousands of Dollars Except Per Share Amounts)

                                                          Six Months Ended
                                                              June 30,
                                                          2001        2000
                                                       ----------   --------
Interest Income
   Interest and fees on loans                           $  8,923    $ 7,417
   Interest on federal funds sold                            248        131
   Interest on time deposits                                 132         85
   Interest and dividends on investment securities
     Taxable                                                 735        832
     Nontaxable                                               79         83
                                                         -------     ------

   Total Interest Income                                  10,117      8,548
                                                         -------     ------

Interest Expense
   Interest on time deposits over $100,000                 1,276        839
   Interest on other deposits                              3,655      3,136
   Interest on borrowed money                                105         68
                                                         -------     ------

   Total Interest Expense                                  5,036      4,043
                                                         -------     ------

Net Interest Income                                        5,081      4,505

Provision for Loan Losses                                    255        220
                                                         -------     ------

Net Interest Income After Provision for Loan Losses        4,826      4,285
                                                         -------     ------

Noninterest Income
   Service charges                                           290        285
   Other                                                     253        262
                                                         -------     ------

   Total Noninterest Income                                  543        547
                                                         -------     ------

Noninterest Expense
   Salaries and employee benefits                          1,888      1,763
   Occupancy expense                                         181        149
   Equipment expense                                         289        280
   Data processing                                           262        251
   Other                                                     868        767
                                                         -------     ------

Total Noninterest Expense                                  3,488      3,210
                                                         -------     ------

Income Before Income Taxes                                 1,881      1,622

Provision for Income Taxes                                   640        583
                                                         -------     ------

Net Income                                              $  1,241    $ 1,039
                                                         =======     ======

Per Share Data

   Net Income                                           $   2.47    $  2.07
                                                         =======     ======

   Cash Dividends                                       $    .68    $   .62
                                                         =======     ======

Weighted Average Common Shares Outstanding               501,898     501,898
                                                         =======     =======


       The accompanying notes are an integral part of these statements.

                           HIGHLANDS BANKSHARES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
               (In Thousands of Dollars Except Per Share Amounts)

                                                         Three Months Ended
                                                              June 30,
                                                          2001        2000
                                                       ----------  ----------
Interest Income
   Interest and fees on loans                          $  4,550    $  3,784
   Interest on federal funds sold                           116          70
   Interest on time deposits                                 73          53
   Interest and dividends on investment securities
     Taxable                                                380         420
     Nontaxable                                              42          41
                                                        -------     -------

   Total Interest Income                                  5,161       4,368
                                                        -------     -------

Interest Expense
   Interest on time deposits over $100,000                  697         434
   Interest on other deposits                             1,792       1,616
   Interest on borrowed money                                48          33
                                                        -------     -------

   Total Interest Expense                                 2,537       2,083
                                                        -------     -------

Net Interest Income                                       2,624       2,285

Provision for Loan Losses                                   135         100
                                                        -------     -------

Net Interest Income After Provision for Loan Losses       2,489       2,185
                                                        -------     -------

Noninterest Income
   Service charges                                          149         143
   Other income                                             120         125
                                                        -------     -------

   Total Noninterest Income                                 269         268
                                                        -------     -------

Noninterest Expense
   Salaries and employee benefits                           954         889
   Occupancy expense                                         94          76
   Equipment expense                                        147         144
   Data processing expense                                  122         121
   Other                                                    451         409
                                                        -------     -------

   Total Noninterest Expense                              1,768       1,639
                                                        -------     -------

Income Before Income Taxes                                  990         814

Provision for Income Taxes                                  343         313
                                                        -------     -------

Net Income                                             $    647    $    501
                                                        =======     =======

Per Share Data

   Net Income                                          $   1.29    $   1.00
                                                        =======     =======

   Cash Dividends                                      $    .34    $    .31
                                                        =======     =======

Weighted Average Common Shares Outstanding              501,898     501,898
                                                        =======     =======


       The accompanying notes are an integral part of these statements.

                           HIGHLANDS BANKSHARES, INC.
                           CONSOLIDATED BALANCE SHEETS
                            (In Thousands of Dollars)

                                                      June 30,   December 31,
                                                        2001         2000
                                                    ------------ ------------
     ASSETS

Cash and due from banks - noninterest bearing         $  6,396    $  7,062
Time deposits in other banks                             5,920       6,361
Federal funds sold                                       7,645       7,040
Securities held to maturity (note 2)                     1,831       2,228
Securities available for sale (note 3)                  29,169      22,835
Other investments                                          792         763
Loans, net of unearned interest (note 4)               199,385     189,268
   Less allowance for loan losses (note 5)              (1,700)     (1,493)
Bank premises and equipment                              7,171       6,810
Interest receivable                                      2,136       1,901
Investment in insurance contracts (note 6)               4,950       4,854
Other assets                                               757         971
                                                       -------     -------

   Total Assets                                       $264,452    $248,600
                                                       =======     =======

     LIABILITIES

Deposits:
   Noninterest bearing
     Demand deposits                                  $ 27,519    $ 26,370
   Interest bearing
     Money market and checking                          16,312      17,678
     Money market savings                               10,966      12,281
     Savings                                            25,674      23,334
     Time deposits over $100,000                        43,500      34,884
     All other time deposits                           106,972     102,024
                                                       -------     -------

   Total Deposits                                      230,943     216,571

Borrowed money                                           4,187       4,009
Accrued expenses and other liabilities                   2,015       1,752
                                                       -------     -------

   Total Liabilities                                   237,145     222,332
                                                       -------     -------

   STOCKHOLDERS' EQUITY

Common stock ($5 par value, 1,000,000 shares
   authorized, 546,764 shares issued)                    2,734       2,734
Surplus                                                  1,662       1,662
Retained earnings                                       23,725      22,826
Accumulated other comprehensive loss                       179          39
                                                       -------     -------

                                                        28,300      27,261

Treasury stock (at cost, 44,866 shares
   in 2001 and 2000)                                      (993)       (993)
                                                       -------     -------

   Total Stockholders' Equity                           27,307      26,268
                                                       -------     -------

   Total Liabilities and Stockholders' Equity         $264,452    $248,600
                                                       =======     =======

       The accompanying notes are an integral part of these statements.

                           HIGHLANDS BANKSHARES, INC.
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                            (In Thousands of Dollars)


                                                            Accumulated
                                                               Other
                        Common           Treasury Retained Comprehensive
                         Stock   Surplus   Stock  Earnings Income (Loss) Total

Balance, December 31,
 2000                  $ 2,734  $ 1,662  $  (993) $22,826   $     39 $ 26,268
   Comprehensive Income
   Net Income                                       1,241               1,241
   Net change in unrealized
     appreciation on
     investment securities
     available for sale,
     net of taxes                                                140      140
                        ------   ------   ------   ------    -------  -------

   Total Comprehensive
     Income                                                             1,381
   Dividends paid                                    (342)               (342)
                        ------   ------   ------   ------    -------  -------

   Balances, June 30,
     2001              $ 2,734  $ 1,662  $  (993) $23,725   $    179 $ 27,307
                        ======   ======   ======   ======    =======  =======


                                                            Accumulated
                                                               Other
                        Common          Treasury Retained  Comprehensive
                         Stock   Surplus  Stock  Earnings  Income (Loss) Total

Balance, December 31,
 1999                  $ 2,734  $ 1,662  $  (993) $21,067  $  (246)  $ 24,224
   Comprehensive Income
   Net Income                                       1,039               1,039
   Net change in unrealized
     depreciation on
     investment securities
     available for sale,
     net of taxes                                              (38)       (38)
                        ------   ------   ------   ------   ------    -------

   Total Comprehensive
     Income                                                             1,001
   Dividends paid                                    (311)               (311)
                        ------   ------   ------   ------   ------    -------

   Balances, June 30,
     2000              $ 2,734  $ 1,662  $  (993) $21,795  $  (284)  $ 24,914
                        ======   ======   ======   ======   ======    =======


       The accompanying notes are an integral part of these statements.

                           HIGHLANDS BANKSHARES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In Thousands of Dollars)

                                                          Six Months Ended
                                                              June 30,
                                                          2001        2000
                                                       ----------  ----------
Cash Flows from Operating Activities:
   Net income                                           $  1,241    $ 1,039
   Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depreciation                                          254        232
       Net securities amortization                            33         23
       Provision for loan losses                             255        220
       Income from insurance investments                     (96)       (90)
       Increase in interest receivable                      (235)      (125)
       Decrease in other assets                              131         54
       Increase in accrued expenses                          263        340
                                                         -------     ------

   Net Cash Provided by Operating Activities               1,846      1,693
                                                         -------     ------

Cash Flows from Investing Activities:
   Net change in time deposits in other banks                441       (995)
   Net change in federal funds sold                         (605)    (2,335)
   Proceeds from maturities of securities
     available for sale                                    9,792      3,239
   Proceeds from maturities of securities
     held to maturity                                        395        224
   Purchase of securities available for sale             (15,934)    (3,022)
   Purchase of other investments                             (29)       (17)
   Net change in loans                                   (10,165)    (7,114)
   Proceeds from sale of property and equipment                          11
   Purchase of property and equipment                       (615)      (307)
                                                         -------     ------

   Net Cash Consumed by Investing Activities             (16,720)    (10,316)
                                                         -------     -------

Cash Flows from Financing Activities:
   Net increase in deposits                               14,372      5,206
   Dividends paid in cash                                   (342)      (311)
   Repayment of borrowed money                              (422)      (133)
   Advances of borrowed money                                600      2,000
                                                         -------     ------

   Net Cash Provided by Financing Activities              14,208      6,762
                                                         -------     ------

Net Decrease in Cash and Cash Equivalents                   (666)    (1,861)

Cash and Cash Equivalents, Beginning of Period             7,062      7,312
                                                         -------     ------

Cash and Cash Equivalents, End of Period                $  6,396    $ 5,451
                                                         =======     ======

Supplemental Disclosures:
   Cash Paid For:
     Income taxes                                       $  1,002    $   502
     Interest                                              4,970      3,985

       The accompanying notes are an integral part of these statements.

                           HIGHLANDS BANKSHARES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1    ACCOUNTING PRINCIPLES:

             The consolidated financial statements conform to generally accepted accounting principles and to general industry practices. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 2001, and the results of operations for the three and six month periods ended June 30, 2001 and 2000. The notes included herein should be read in conjunction with the notes to financial statements included in the 2000 annual report to stockholders of Highlands Bankshares, Inc.

             The Company does not expect the anticipated adoption of any newly issued accounting standards to have a material impact on future operations or financial position.


NOTE 2    SECURITIES HELD TO MATURITY:

             The amortized cost and fair value of securities held to maturity as of June 30, 2001 and December 31, 2000, are as follows:

                                          2001                  2000
                                          ----                  ----
                                   Amortized   Fair     Amortized    Fair
                                     Cost      Value       Cost      Value

          US Treasury securities
            and obligations of US
            Government corporations
            and agencies            $     7  $     8      $   97   $    97
          Obligations of states and
            political subdivisions    1,824    1,860       2,131     2,137
                                     ------   ------       -----    ------

            Total                   $ 1,831  $ 1,868      $2,228   $ 2,234
                                     ======   ======       =====    ======


NOTE 3    SECURITIES AVAILABLE FOR SALE:

             The amortized cost and fair value of securities available for sale as of June 30, 2001 and December 31, 2000, are as follows:

                                          2001                  2000
                                          ----                  ----
                                   Amortized   Fair      Amortized   Fair
                                     Cost      Value       Cost      Value

          US Treasury securities
            and obligations of US
            Government corporations
            and agencies            $19,849  $20,058      $21,436  $21,495
          Obligations of states and
            political subdivisions    3,374    3,422         772       789
          Corporate debt securities   5,603    5,637         508       500
          Other investments              58       52          58        51
                                     ------   ------       -----    ------

            Total                   $28,884  $29,169      $22,774  $22,835
                                     ======   ======       ======   ======

                           HIGHLANDS BANKSHARES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4    LOANS OUTSTANDING:

             A summary of loans outstanding as of June 30, 2001 and December 31, 2000, is as follows:

                                                        2001         2000
                                                        ----         ----

          Commercial                                  $ 42,588    $ 37,682
          Real estate - construction                     4,762       4,061
                      - mortgages                      104,159     101,890
          Consumer installment                          48,195      46,191
                                                       -------     -------

            Total                                      199,704     189,824
          Unearned interest                               (319)       (556)
                                                       -------     -------

            Net loans outstanding                     $199,385    $189,268
                                                       =======     =======


NOTE 5    ALLOWANCE FOR LOAN LOSSES:

             A summary of transactions in the allowance for loan losses for the six months ended June 30, 2001 and 2000, follows:

                                                        2001         2000
                                                        ----         ----

          Balance, beginning of period                $  1,493    $  1,318
          Provisions charged to operating expenses         255         220
          Loan recoveries                                  139          60
          Loan charge-offs                                (187)       (139)
                                                       -------     -------

            Balance, end of period                    $  1,700    $  1,459
                                                       =======     =======


NOTE 6    INVESTMENT IN INSURANCE CONTRACTS:

             Investment in insurance contracts consist of single premium insurance contracts which have the dual purposes of providing a rate of return to the Company which approximately equals the rate of return on one year Treasury obligations and providing life insurance and retirement benefits to employees. The carrying value of these investments was $4,950,000 at June 30, 2001 and $4,854,000 at December 31, 2000.

                           HIGHLANDS BANKSHARES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 7    STATE INCOME TAX AUDIT:

             In the second quarter of 2000, the Company was selected for audit by the state of West Virginia for the years ended 1997 - 1999. The audit covered the areas of sales and use taxes, income taxes and franchise taxes. The income and franchise tax proposed assessments total $100,000 and stem from the agent's reclassification of certain loans from West Virginia resident home mortgages to commercial and/or nonresident home mortgages. Management believes that West Virginia state law is unclear on the definition of resident mortgages and has arranged a meeting with state officials to discuss the matter. Management accrued and charged to operations its estimate of the correct liability of $69,000 in the second quarter of 2000. The Company requested a hearing as required by state law. The case will be heard in October, 2001 and the estimate of liability will be adjusted to the actual liability when a ruling is made.


NOTE 8    BUSINESS COMBINATIONS:

             The Grant County Bank purchased the stock of the Stockmans Bank of Harman on July 26, 2000 and immediately merged it into Grant to be operated as a branch of the Bank. Stockmans operates a single location in Harman, West Virginia and is located in Randolph County, West Virginia which is about thirty miles from Grant's main branch. The addition increased total deposits and assets by about $9 million dollars.

Item 2 Management's   Discussion  and  Analysis  of  Financial   Condition  and
       Results of Operations

Overview

    Year to Date Operations

    The Company's six month income of $1,241,000 was an increase of $202,000 over 2000 amounts and represents a 19.32% increase in net income and earnings per share compared to 2000 operations. Earnings represented an annualized return on equity of 9.17% for the first six months of 2001 compared to 8.46% for the same period in 2000. The annualized return on average assets was .94 % in the first six months of 2001 compared with .93% in the first six months of 2000.

    The tax equivalent net interest income increased by $573,000 in 2001 as the result of an increased level of income earning assets. Returns on loans increased 34 basis points, yields on fed funds and cash equivalents declined by 85 basis points and yields on investments increased by 23 basis points. An increase of 33 basis points in the overall cost of funds was the result of higher costs of certificates of deposit. The net interest margin was 4.32% of average earning assets for the first six months of 2001 compared to 4.41% for the same period in 2000.

    Noninterest income declined .73% in 2001 compared to 2000 due to lower income from insurance operations. Noninterest expenses increased 8.66% in 2001 due to asset growth and costs relating to the purchase of a new branch in Harman in July of 2000.

    Quarter Ending June 30 Operations

    Overall net income and earnings per share for the quarter ending June 30, 2001 increased 29% to $647,000 when compared to 2000 income of $501,000. Increases in the net interest income of 14.84% were offset by increases in operating expenses of 7.88% during the period. A state tax audit was conducted in the second quarter of 2000, resulting in an after tax charge to earnings of $58,000. Such expense was not repeated in 2001.

Net Interest Income

    Year to Date Operations

    The Company's net interest income on a tax equivalent basis was $5,127,000 in the first six months of 2001 compared to $4,554,000 for 2000. The 12.58% increase was due to an increase in the yield on loans and taxable investments that was larger than the increase in the cost of certificates of deposits and the decline in returns on short term investments. Also contributing to the margin increase was a 14.85% increase in average earning assets. Average loans outstanding grew by 15.81% from 2000 to 2001. This growth reflects good local economic conditions, moderate interest rates and a purchased banking facility. The overall costs of funds reflects the high level of competition for deposits in the Company's service areas and higher costing certificates entered into in 1999 and 2000. The deposit increase of 15.72% represents growth in certificates of deposits and has been obtained from customers in the immediate service areas. About 40% of the deposit growth is attributable to the branch acquisition in Harman.

    Loans outstanding at June 30, 2001 increased 14.82% over amounts at June 30, 2000 and 10.69% on annualized basis since December 31, 2000. The increase in loans has been the result of acquiring a branch in a new market area and efforts to increase lending in existing markets. Loan growth has been funded by deposit growth and a 25 percent increase in certificates more than $100,000. The 6.82% increase in the tax equivalent net interest margin for the second quarter of 2001 over the first quarter of 2001 is the result of good growth in earning assets and an increasing net interest margin. Barring any dramatic increases in interest rates by the Federal Reserve Bank, the Company anticipates its net interest margin remaining stable or increasing slightly in the next six months as a slight decline in the rates paid on deposits are matched against steady returns on investments and loans.

Item 2 Management's   Discussion  and  Analysis  of  Financial   Condition  and
       Results of Operations (Continued)

Net Interest Income (Continued)

    Quarter Ending June 30 Operations

    The Company's net interest income on a tax equivalent basis of $2,648,000 was 4.37% of average earning assets for the quarter ending June 30, 2001 compared to net interest income of $2,309,000 (4.41% of average earning assets) for the same period in 2000. Increased income from loans was the result of increases in volume and rates, as the level of average loans outstanding rose in the period and yields increased by 28 basis points. Yields on investment securities rose sixteen basis points but yields on short-term investments declined 99 basis points from the previous year. Tempering the increase in the net interest margin was an increase in average rates paid on interest bearing liabilities from 4.72% in 2000 to 4.90% in 2001. The increase was the result of increased costs of certificates of deposit. The Company expects future deposit rates to remain stable or decrease slightly in the second half of 2001 as rates on higher costing certificates mature and are replaced with rates in line with current market rates.

    A complete yield analysis is shown as Table I on page 17.

Noninterest Income

    Year to Date Operations

    Noninterest income for the period ending June 30, 2001 decreased .73% from amounts at June 30, 2000. Slight increases in service charge income were offset by declines in life insurance income. The overall effect was limited change between the periods on total noninterest income.

    Quarter Ending June 30 Operations

    Noninterest interest income for the quarter ending June 30, 2001 increased .37% as the result of items discussed in the preceding paragraph and larger deposit volume.

Noninterest Expenses

    Year to Date Operations

    Overall, noninterest expense increased 8.66% in the first six months of 2001 when compared to the same period in 2000. Personnel expenses increased 7.09% as the result of asset growth, a new branch in Harman and inflationary raises. Occupancy and equipment expenses increased 9.56% as the result of higher depreciation on facilities and increased operating expense. Data processing expenses increased 4.38% as a result of asset and deposit growth. Other noninterest expenses increased by 13.17% due to asset growth and expenses relating to additional banking locations. The overall increase in noninterest expenses of 8.67% is less than the increase in assets and is in line with management's expectations.

    Quarter Ending June 30 Operations

    Overall, noninterest expenses increased 7.87% for the quarter ending June 30, 2001 compared to the quarter ending June 30, 2000. The reasons for the quarterly increase are the same as for the year-to-date increases and the percentage increases for the quarters are relatively the same as the year-to-date increases. The Company recognized an expense for use taxes in the second quarter of 2000 of $21,000 as the result of an audit conducted by the state of West Virginia. Exclusive of this item, noninterest expenses would have increased by 9.27% for the quarter.

Item 2 Management's   Discussion  and  Analysis  of  Financial   Condition  and
       Results of Operations (Continued)

Income Taxes

    Year to Date Operations

    Net income taxes as a percentage of pretax income decreased from 35.94% in 2000 to 34.02% in 2001. The decrease was the result of the 2000 state tax audit discussed in the footnotes.

    Quarter Ending June 30 Operations

    Net income taxes as a percentage of pretax income decreased from 38.45% in 2000 to 34.65% in 2001. The decrease was the result of the state tax audit.

Loan Portfolio

    The Company is an active residential mortgage and construction lender and generally extends commercial loans to small and medium sized businesses within its primary service area. The Company's commercial lending activity extends across its primary service areas of Grant, Hardy, Randolph, Mineral, northern Pendleton and southeastern Hampshire counties in West Virginia and Frederick County in Virginia. Consistent with its focus on providing community-based financial services, the Company does not attempt to diversify its loan portfolio geographically by making significant amounts of loans to borrowers outside of its primary service area.

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

    Loans outstanding increased $10,117,000 or 5.35% in the first six months in 2001. Increases in all types of loans offered by the Bank were noted. The loan to deposit ratio was 86.34% at June 30, 2001 compared to 87.39% at December 31, 2000. Management believes this level of lending activity is satisfactory to generate adequate earnings without undue credit risk. Loan demand is expected to remain satisfactory in the near future with any growth a function of local and national economic conditions.

Asset Quality and Risk Elements

    Nonperforming loans include nonaccrual loans, loans 90 days or more past due and restructured loans. Nonaccrual loans are loans on which interest accruals have been suspended or discontinued permanently. Restructured loans are loans on which the original interest rate or repayment terms have been changed due to financial hardship of the borrower. Nonaccrual loans totaled $57,000 at June 30, 2001 compared to $437,000 at March 31, 2001 and $32,000 at December 31, 2000.
The increase at March 31, 2001 was the result of amounts due from a single borrower whose loan is primarily guaranteed by the Small Business Administration. The loan was brought current and removed from the nonaccrual status in April.

Item 2 Management's   Discussion  and  Analysis  of  Financial   Condition  and
       Results of Operations (Continued)

Asset Quality and Risk Elements (Continued)


    Real estate acquired through foreclosure was $62,000 at June 30, 2001 and $171,000 at December 31, 2000. All foreclosed property held at June 30, 2001 was in the Company's primary service area. The Company's practice is to value real estate acquired through foreclosure at the lower of (i) an independent current appraisal or market analysis less anticipated costs of disposal, or (ii) the existing loan balance. The Company is actively marketing all foreclosed real estate and does not anticipate material write-downs in value before disposition.

    An inherent risk in the lending of money is that the borrower will not be able to repay the loan under the terms of the original agreement. The allowance for loan losses (see subsequent section) provides for this risk and is reviewed periodically for adequacy. This review also considers concentrations of loans in terms of geography, business type or level of risk. While lending is geographically diversified within the service area, the Company does have some concentration of loans in the area of agriculture (primarily poultry farming), timber and related industries. Management recognizes these concentrations and considers them when structuring its loan portfolio. As of June 30, 2001, management is not aware of any significant potential problem loans in which the debtor is currently meeting their obligations as stated in the loan agreement but which may change in future periods.

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

    The additional provision for loan losses in 2001 is due to an increase in loans outstanding and the prospects of slightly larger credit losses based on a lethargic economy with lower than expected growth rates.

Item 2 Management's   Discussion  and  Analysis  of  Financial   Condition  and
       Results of Operations (Continued)

Allowance for Loan Losses (Continued)


    The provision for credit losses and changes in the allowance for credit losses are shown below (in thousands of dollars).

                                       Quarter Ended     Six Months Ended
                                         June 30,            June 30,
                                    ------------------ --------------------
    Allowance for credit losses        2001    2000       2001     2000
    ---------------------------        ----    ----       ----     ----

    Balance, beginning of period     $ 1,595  $ 1,389    $ 1,493  $ 1,318
    Net charge-offs (recoveries)
      Charge-offs                        (83)     (52)      (187)    (139)
      Recoveries                          53       22        139       60
                                      ------   ------     ------   ------

    Total net charge-offs *              (30)     (30)       (48)     (79)
    Provision for credit losses          135      100        255      220
                                      ------   ------     ------   ------

      Balance, End of Period         $ 1,700  $ 1,459    $ 1,700  $ 1,459
                                      ======   ======     ======   ======


                                       Quarter Ended     Six Months Ended
                                         June 30,           June 30,
                                    ------------------ --------------------
                                       2001    2000       2001     2000
                                       ----    ----       ----     ----
   * Components of net charge-offs:
      Real estate                    $        $          $        $   (30)
      Commercial                                   (6)        (8)     (17)
      Installment                        (30)     (24)       (40)     (32)
                                      ------   ------     ------   ------

      Total                          $   (30) $   (30)   $   (48) $   (79)
                                      ======   ======     ======   ======


    The allowance for credit losses of $1,700,000 at June 30, 2001, was up $105,000 from its level at March 31, 2001, and up $207,000 from December 31, 2000 levels. The allowance was equal to .85%, .82% and .79% of total loans at June 30, 2001, March 31, 2001 and December 31, 2000, respectively. In the opinion of management the allowance is adequate to absorb reasonably estimated credit losses inherent in the Company's portfolio.

Securities

     The Company's securities portfolio serves numerous purposes. Portions of the portfolio may secure certain public and trust deposits. The remaining portions are held as investments or used to assist the Company in liquidity and asset/liability management. Total securities at June 30, 2001 were $31,792,000 compared to $25,826,000 at December 31, 2000. Securities as a percentage of total assets were 12.02% at June 30, 2001 compared to 10.39% at December 31, 2000. The level of securities relative to total assets has climbed slightly throughout 2001 as the level of investments returns to more historical levels of total assets.

Item 2 Management's   Discussion  and  Analysis  of  Financial   Condition  and
       Results of Operations (Continued)


Securities (Continued)

     The securities portfolio consists of three components, specifically, securities held to maturity, securities available for sale and other investments. Securities are classified as held to maturity when management has the intent and the Company has the ability at the time of purchase to hold the securities to maturity. Held to maturity securities are carried at cost, adjusted for amortization of premiums and accretion of discounts. Securities to be held for indefinite periods of time are classified as available for sale and accounted for at market value. Securities available for sale include securities that may be sold in response to changes in market interest rates, changes in the security's prepayment risk, increases in loan demand, general liquidity needs and other similar factors. Other investments include restricted securities whose ownership is required to participate in certain governmental programs.
The Company's recent purchases of all securities have generally been limited to securities of high credit quality with short to medium term maturities. Changes in the market values of securities available for sale are reflected as changes in stockholders' equity, net of the deferred tax effect. As of June 30, 2001, the fair value of the securities available for sale exceeded their cost by $285,000 ($179,000 after tax considerations).

Deposits

     The Company's main source of funds remains deposits received from individuals, governmental entities and businesses located within the Company's service area. Deposit accounts include demand deposits, savings, money market and certificates of deposit.

     Total deposits increased 6.64% between December 31, 2000 and June 30, 2001, in all deposit areas except money market checking and savings accounts.
The cost of funds for the first six months of 2001 was 4.96% compared to 4.63% for the same period in 2000. The costs on all saving and demand deposits decreased during the period while costs on certificates increased from 5.39% in 2000 to 5.93% in 2001. The majority of the Company's deposits are time deposits which are attractive to persons seeking high yields on their deposits but without the need for liquidity. The Company has seen a substantial increase in deposits more than $100,000 as a result of slight premiums paid on larger deposits, monies resulting from the cash sale of a local poultry company and transfers from transaction accounts to certificates of deposit.

Capital

     The Company seeks to maintain a strong capital base to expand facilities, promote public confidence, support current operations and grow at a manageable level. As of June 30, 2001, the Company's total risk based capital ratio was 15.15% which is far above the regulatory minimum of 8.0%. The leverage ratio of total capital to total assets was 10.21% at June 30, 2001 which is comparable to the Company's peer group.

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

     Additional sources of liquidity available to the Company include, but are not limited to, loan repayments, the ability to obtain deposits through the adjustment of interest rates and the purchasing of federal funds. To further meet its liquidity needs, the Company also maintains lines of credit with correspondent financial institutions and the Federal Reserve Bank of Richmond. Both subsidiary banks have lines of credit with the Federal Home Loan Bank of Pittsburgh although utilization has been insignificant. In the past, growth in deposits has been sufficient to fund the net increase in loans and investment securities.

Interest Rate Sensitivity

     In conjunction with maintaining a satisfactory level of liquidity, management must also control the degree of interest rate risk assumed on the balance sheet. Managing this risk involves regular monitoring of the interest sensitive assets relative to interest sensitive liabilities over specific time intervals.

     At June 30, 2001 the Company had a negative gap position through the first twelve months. With the largest amount of interest sensitive assets and liabilities repricing within three years, the Company monitors these areas very closely. Early withdrawal of deposits, prepayments of loans and loan delinquencies are some of the factors that could affect actual versus expected cash flows. In addition, changes in rates on interest sensitive assets and liabilities may not be equal, which could result in a change in net interest margin. While the Company does not match each of its interest sensitive assets against specific interest sensitive liabilities, it does review its positions regularly and takes actions to reposition itself when necessary.

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

Table 1

                                                            HIGHLANDS BANKSHARES, INC.
                                                           NET INTEREST MARGIN ANALYSIS
                                                           (Dollar Amounts in Thousands)

                                           Six Months Ended                            Six Months Ended
                                             June 30, 2001                               June 30, 2000
                                             -------------                               -------------
                                  Average      Income/                        Average      Income/
                                  Balance      Expense       Rates            Balance      Expense       Rates
                                  -------      -------       -----            -------      -------       -----
Interest Income
   Loans
     Commercial                  $ 40,804     $  1,791        8.78%         $ 31,379      $  1,345        8.57%
     Consumer                      46,875        2,481       10.59%           39,479         2,001       10.14%
     Real estate                  107,332        4,651        8.67%           97,537         4,071        8.35%
 -------                         --------      -------       -----           -------       -------       -----

   Total                          195,011        8,923        9.15%          168,395         7,417        8.81%

   Federal funds sold              10,223          248        4.85%            4,493           131        5.83%
   Interest bearing
     deposits                       5,830          132        4.53%            3,265            85        5.21%
   Investments
     Taxable                       22,795          735        6.45%           27,229           832        6.11%
     Tax exempt 1                   3,290          125        7.60%            3,106           132        8.50%
                                  -------       ------       -----           -------       -------       -----

   Total Earning
     Assets 1                     237,149       10,163        8.57%          206,488         8,597        8.33%
                                  -------       -------       -----           -------       -------       -----

Interest Expense
   Demand deposits                 29,096          310        2.13%           31,109           438        2.82%
   Savings                         24,498          307        2.51%           20,941           298        2.85%
   Time deposits                  145,614        4,314        5.93%          120,101         3,239        5.39%
   Other borrowed
     money                          4,059          105        5.17%            2,485            68        5.47%
                                  -------       ------       -----           -------       -------       -----

   Total Interest Bearing
     Liabilities                  203,267        5,036        4.96%          174,636         4,043        4.63%
                                  -------      -------       -----           -------       -------       -----

   Net Interest Margin                        $  5,127                                    $  4,554
                                               =======                                     =======

   Net Yield on Interest Earning
     Assets 1                                                 4.32%                                       4.41%
                                                            ======                                      ======

1  On a taxable equivalent basis based on a tax rate of 37%.



                                               HIGHLANDS BANKSHARES, INC.
                                              NET INTEREST MARGIN ANALYSIS
                                              (Dollar Amounts in Thousands)


                                           Three Months Ended                          Three Months Ended
                                              June 30, 2001                               June 30, 2000
                                              -------------                               -------------
                                   Average      Income/                      Average        Income/
                                   Balance      Expense        Rates         Balance        Expense     Rates
                                   -------      -------        -----         -------        -------     -----
Interest Income
   Loans
     Commercial                   $ 42,478      $    936        8.81%       $ 31,862        $   689       8.65%
     Consumer                       48,014         1,269       10.57%         40,376          1,025      10.15%
     Real estate                   108,182         2,345        8.67%         98,212          2,070       8.43%
                                   -------       -------       -----         -------         ------      -----

   Total                           198,674         4,550        9.16%        170,450          3,784       8.88%

   Federal funds sold               10,124           116        4.58%          4,614             70       6.07%
   Interest bearing
     deposits                        6,282            73        4.65%          4,177             53       5.08%
   Investments
     Taxable                        23,653           380        6.43%         27,158            420       6.19%
     Tax exempt 1                    3,464            66        7.62%          3,074             65       8.46%
                                   -------       -------       -----         -------         ------      -----

   Total Earning
     Assets 1                      242,197         5,185        8.56%        209,473          4,392       8.39%
                                   -------       -------       -----         -------         ------      -----

Interest Expense
   Demand deposits                  28,697           135        1.89%         31,674            234       2.96%
   Savings                          25,161           144        2.29%         20,790            152       2.92%
   Time deposits                   149,122         2,210        5.93%        121,666          1,664       5.47%
   Other borrowed
     money                           4,171            48        4.60%          2,473             33       5.34%
                                   -------       -------       -----         -------         ------      -----

   Total Interest Bearing
     Liabilities                   207,151         2,537        4.90%        176,603          2,083       4.72%
                                   -------       -------       -----         -------         ------      -----

   Net Interest Margin                          $  2,648                                    $ 2,309
                                                 =======                                     ======

   Net Yield on Interest Earning
     Assets 1                                                   4.32%                                     4.41%
                                                              ======                                    ======

1  On a taxable equivalent basis based on a tax rate of 37%.

TABLE II

                           HIGHLANDS BANKSHARES, INC.
                       INTEREST RATE SENSITIVITY ANALYSIS
                                  JUNE 30, 2001
                            (In Thousands of Dollars)

                                                          More than
                                                           5 Years
                        1 - 90  91 - 365  1 to 3   3 to 5   or no
                         Days     Days     Years    Years  Maturity   Total
EARNINGS ASSETS

   Loans               $30,630  $82,852  $49,133  $27,245  $ 9,525  $199,385
   Fed funds sold        7,645                                         7,645
   Securities            4,519    5,200   13,219    2,057    6,797    31,792
   Time deposits in
     other banks         4,512      300    1,108                       5,920
                        ------   ------   ------   ------   ------   -------

   Total                47,306   88,352   63,460   29,302   16,322   244,742
                        ------   ------   ------   ------   ------   -------



INTEREST BEARING LIABILITIES

   Transaction
     accounts           16,312                                        16,312
   Money market
     savings            10,966                                        10,966
   Savings accounts     25,674                                        25,674
   Time deposits more
     than $100,000       3,687   26,308    9,822    3,683             43,500
   Time deposits less
     than $100,000      15,425   60,300   23,093    8,017      137   106,972
   Other borrowed
     money                  46    1,271      970      994      906     4,187
                        ------   ------   ------   ------   ------   -------

   Total                72,110   87,879   33,885   12,694    1,043   207,611
                        ------   ------   ------   ------   ------   -------


Rate sensitivity GAP   (24,804)     473   29,575   16,608   15,279

Cumulative GAP         (24,804) (24,331)   5,244   21,852   37,131

Ratio of cumulative
   interest sensitive
   assets to cumulative
   interest sensitive
   liabilities           65.60%   84.79%  102.70%  110.58%  117.88%


Assumes all transaction, money market and savings deposit accounts reprice within 90 days.

Part II Other Information


Item 1. Legal Proceedings -               Not Applicable

Item 2. Changes in Securities -           Not Applicable

Item 3. Defaults Upon Senior Securities - Not Applicable

Item 4. Submission of Matters to a Vote
        of Security Holders -             On April 10, 2001,  the  stockholders
                                          held  their   annual   meeting.   The
                                          following  item was  approved  by the
                                          shareholders    by    the    required
                                          majority:

                                          1) Election  of the Board of
                                             Directors as proposed in the proxy
                                             material  without any additions
                                             or exceptions.

                                          2) Ratification of S.B. Hoover &
                                             Company, L.L.P. as auditors for
                                             the year ending December 31, 2001.

                                          3) Expansion of the Board of Directors
                                             from eight to ten directors and the
                                             appointment of Alan L. Brill and
                                             Kathy Kimble to fill these
                                             positions.

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

                                              3(ii) Bylaws   of    Highlands
                                                    Bankshares,     Inc.    are
                                                    incorporated  by  reference
                                                    to  Appendix D to  Highland
                                                    Bankshares,   Inc.'s   Form
                                                    S-4 filed October 20, 1986.

                                          (b) Reports on Form 8-K filed during
                                              the three months ended June 30,
                                              2001.

                                              None

                                    Signature



    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       HIGHLANDS BANKSHARES, INC.



                                       LESLIE A. BARR
                                       --------------------------------------
                                       Leslie A. Barr
                                       President


                                       JOHN G. VANMETER
                                       -------------------------------------
                                       John G. VanMeter
                                       Chairman





Date:  August 13, 2001