Form 10-K/A
period 2000-12-30
HIGHLANDS BANKSHARES INC /WV/
filed 2001-08-31
CIK 756862

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10K/A

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

    Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. [X]

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

                            LOCATION OF EXHIBIT INDEX

    The index of exhibits is contained in Part IV herein on pages 49-50.

    TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT  YES         NO   X
                                                       -----      -----

                                 FORM 10-K/A INDEX



                                                                       Page
Part I

Item  1.  Description of Business                                        3
          General
          Services Offered by the Banks
          Employees
          Competition
          Regulation and Supervision

Item  2.  Description of Property                                        4

Item  3.  Legal Proceedings                                              5

Item  4.  Submission of Matters to a Vote of Security Holders            5


Part II

Item  5.  Market for Common Equity and
          Related Stockholder Matters                                    5

Item  6.  Management's Discussion and Analysis of Financial
          Condition and Results of Operation                             6

Item  7.  Financial Statements                                          26

Item  8.  Changes in and Disagreement with Accountants on
          Accounting and Financial Disclosure                           50


Part III

Item  9.  Directors, Executive Officers, Promoters and Control
          Persons; Compliance with Section 16(a) of the
          Exchange Act                                                  50

Item 10.  Executive Compensation                                        50

Item 11.  Security Ownership of Certain Beneficial Owners
          and Management                                                50

Item 12.  Certain Relationships and Related Transactions                50


Part IV

Item 13.  Exhibits and Reports on Form 8-K                              50

Signatures                                                              52

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

    A summary of the net interest margin analysis is shown as Table II on page
22.

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

    A summary of the net interest margin analysis is shown as Table II on Page
22.


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

     The following table presents the year-end balances of loans, classified by type (in thousands):

                             2000      1999      1998       1997      1996
                             ----      ----      ----       ----      ----
     Real estate loans:
       Construction and
        land
        development       $  4,096   $ 3,296   $  2,969   $ 2,189   $  2,158
       Secured by
        farmland            10,059     9,219      9,586     9,436     10,642
       Secured by 1-4
        family residential
        properties          72,408    67,775     64,372    59,126     54,238
       Secured by multi-
        Family (5 or more)
        residential
        properties                                                     250
       Secured by nonfarm,
        non-residential
        properties          39,122    33,064     28,142    26,076     20,807

     Loans to farmers          567       391        449       541        593
     Commercial and
       Industrial loans      8,029     6,568      4,498     3,101      4,082
     Consumer loans         54,691    46,266     38,353    35,414     31,653
     Loans for nonrated
       industrial
       development
       obligations             275
     All other loans            21        35         15     1,222        178
                           -------    ------    -------    ------    -------

       Loans - net of
        Unearned income   $189,268  $166,614   $148,384  $137,105   $124,601
                           =======    =======   =======    =======   =======


     There were no foreign loans outstanding during any of the above periods.


     The following table summarizes the Company's loan portfolio, net of unearned income:

                                                   At December 31,
                                       --------------------------------------
                                            2000        1999        1998
                                            ----        ----        ----
                                              (In Thousands of Dollars)
     Real Estate:
       Mortgage                           $101,890    $ 93,391    $ 83,446
       Construction                          4,061       3,296       2,969
     Commercial                             37,681      31,567      30,718
     Installment                            46,191      39,994      33,464
                                           -------     -------     -------

                                           189,823     168,248     150,597
     Less unearned discount                   (555)     (1,634)     (2,213)
                                           -------     -------     -------

                                           189,268     166,614     148,384
     Allowance for loan losses              (1,493)     (1,318)     (1,355)
                                           -------     -------     -------

       Loans, net                         $187,775    $165,296    $147,029
                                           =======     =======     =======

     The following table shows the maturity of loans outstanding (in thousands of dollars) as of December 31, 2000, 1999 and 1998.

    Maturity Range                          2000        1999        1998
    --------------                          ----        ----        ----

     Predetermined Rates:
       0 - 12 months                      $105,054    $ 91,080    $ 73,878
       13 - 60 months                       75,918      61,193      53,765
       More than 60 months                   8,264      14,147      20,702
     Nonaccrual Loans                           32         194          39
                                           -------     -------     -------

       Total Loans                        $189,268    $166,614    $148,384
                                           =======     =======     =======

     The following table shows the Company's loan maturity distribution (in thousands of dollars) as of December 31, 2000:

                                             Maturity Range
                                Less Than     1-5        Over
       Loan Type                  1 Year     Years      5 Years     Total
       ---------                 -------     -----      -------     -----

     Commercial and
       Agricultural Loans     $  29,333   $   5,039   $   3,309   $  37,681
     Real Estate - mortgage      63,383      34,895       3,612     101,890
     Real Estate -
       construction               4,061                               4,061
     Consumer - installment       8,277      36,016       1,343      45,636
                               --------    --------    --------    --------

       Total                  $ 105,054   $  75,950   $   8,264   $ 189,268
                               ========    ========    ========    ========

     Nonperforming loans include nonaccrual loans, loans 90 days or more past due and restructured loans. Nonaccrual loans are loans on which interest accruals have been discontinued. Loans are placed in nonaccrual status when the collection of principal or interest is 120 days past due and collection is uncertain based on the net realizable value of the collateral and/or the financial strength of the borrower. Also, the existence of any guaranties by federal or state agencies is given consideration in this decision. The policy is the same for all types of loans. Restructured loans are loans which a borrower has been granted a concession on the interest rate or the original repayment terms because of financial difficulties. Nonperforming loans do not represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity, or capital resources. Nonperforming loans are listed in the table below.

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

     Nonperforming loans increased 25.69% at December 31, 2000 compared to 1999. Nonaccrual loans declined as the result of a few workout situations. Loans 90 and more days past due increased 38.19% compared to a 13.60% increase in total loans outstanding. The increase in delinquent loans includes a large amount of loans acquired in the Harman acquisition that were nonperforming when acquired. In addition, a substantial portion of the delinquent real estate loans have been guaranteed by state or federal agencies. Management does not anticipate any significant losses from the current level of nonperforming assets.

     The following table summarizes the nonperforming loans:

                                                  At December 31,
                                          -------------------------------
                                           2000        1999        1998
                                           ----        ----        ----
                                               (Dollars in Thousands)

     Loans accounted for on a
       nonaccrual basis
       Real estate                       $    32      $  194      $    39
                                          ------       -----       ------

     Loans contractually past due 90 days
       or more as to interest or principal
       payments (not included in nonaccrual
       loans above)
         Commercial                           60          89           41
         Real estate                       1,984       1,465        1,339
         Installments                        297         140          142
                                          ------       -----       ------

       Total Delinquent Loans              2,341       1,694        1,522
                                          ------       -----       ------

       Total Nonperforming Loans         $ 2,373      $1,888      $ 1,561
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

     The computation of the allowance for loan losses is based on a formula recommended by the FDIC in the early 1990's. Both banks classify loans into categories and assign a loss rate as follows:

                 Loss                        100%
                 Doubtful                     50%
                 Substandard                  15%
                 Special mention               5%

     All loans 90 days or more past due and nonaccrual loans are included in one of the four categories above. Generally, all loans in excess of $250,000 are evaluated individually as well as any loan regardless of size that is classified as loss, doubtful or special mention. All other loans are evaluated as a group.

     After reducing the loan portfolio by the above loans, remaining loans that are 30-90 days past due are identified and grouped by loan type. Each category is assigned a loss ratio as follows:

                 Consumer                      3%
                 Real estate                   1%
                 Commercial                    2%
                 Unused lines of credit        1%

     The balance of the loan portfolio is assigned a loss ratio which is approximately twice the average annual charge-offs over the last three year period. The allowance determined under this formula has been the largest component of the total allowance over the last few years.

     The loss factors used on graded loans are those recommended by the FDIC and have not been changed as the Company believes they are still a good tool for establishing allowances. The Company's consumer and real estate loans are usually secured by real or personal property and an estimate of loss can be made based on collateral. While most commercial lending is secured, those that are not secured are made to persons who are well known to the loan officers and have been regular customers of the banks for many years.

     The allowance for loan losses is computed quarterly and adjusted prior to the issuance of the quarterly financial statements. All loan losses charged to the allowance are approved by the boards of directors at their regular meetings. The allowance is reviewed for adequacy after considering historical loss rates, current economic conditions (both locally and nationally) and any known credit problems that have not been considered under the above formulae. There have been no changes in the methodology or assumptions used in the last three years.

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

     An analysis of the loan loss allowance is set forth in the following table (in thousands):

                             2000       1999     1998      1997       1996
                             ----       ----     ----      ----       ----

     Balance at beginning of
       period             $ 1,318   $  1,355   $ 1,370   $  1,257   $ 1,319

     Charge-offs:
       Commercial loans       172        107       135         34        92
       Real estate loans      128         87        53         20        59
       Consumer loans         215        254       289        170       186
                           ------    -------    ------    -------    ------

                              515        448       477        224       337
                           ------    -------    ------    -------    ------

     Recoveries:
       Commercial loans         2         16         6          9         9
       Real estate loans       30          1         1         25        15
       Consumer loans          71         74       100        113       116
                           ------    -------    ------    -------    ------

                              103         91       107        147       140
                           ------    -------    ------    -------    ------

     Net charge-offs          412        357       370         77       197
     Provision for loan
       losses                 500        320       355        190       135
     Other                     87
                           ------    -------    ------    -------    ------
     Balance at end of
       period             $ 1,493   $  1,318   $ 1,355   $  1,370   $ 1,257
                           ======    =======    ======    =======    ======

     Percent of net
       charge-offs to
       average net loans
       outstanding during
       the period             .23%       .23%      .26%       .06%      .17%
                         ========  =========  ========  =========  ========



Allowance for Loan Losses (Continued)

                                                                 At December 31,
                  -----------------------------------------------------------------------------------------------------------
                        2000                   1999                   1998                 1997                  1996
             -----------------------  --------------------  -------------------- -------------------- ----------------------
                            Percent                Percent                 Percent               Percent               Percent
                               of                     of                     of                    of                    of
                              Loans                 Loans                  Loans                 Loans                 Loans
                      Percent  in           Percent  in           Percent   in           Percent  in         Percent    in
                        of  Category          of  Category          of   Category          of   Category       of    Category
                      Allow- to Total       Allow- to Total        Allow- to Total       Allow- to Total      Allow- to Total
              Amount   ance  Loans  Amount  ance   Loans  Amount   ance    Loans Amount   ance  Loans  Amount ance    Loans
              -----   -----  -----  -----   -----  -----  ------  ------   ----- ------  ------ -----  ------ ------  -------
                                                           (Dollars in Thousands)

Commercial    $ 507      34%   20%  $ 395     30%   19%   $ 379      28%   23%  $ 343     25%    22%  $  314    25%    18%
Real estate
   mortgage     239      16    56     211     16    58      434      32    56     548     40     56      440    35     59
Installment     598      40    24     580     44    23      406      30    21     343     25     22      314    25     23
Unallocated     149      10           132     10            136      10           136     10             189    15
              -----     ---   ---   -----    ---   ---    -----     ---   ---   -----    ---    ---    -----   ---   ----

             $1,493     100%  100% $1,318    100%  100%  $1,355     100%  100% $1,370    100%   100%  $1,257   100%   100%
              =====     ===   ===   =====    ===   ===    =====     ===   ===   =====    ===    ===    =====   ===    ===

     Cumulative net loan losses, after recoveries, for the five year period ending December 31, 2000 are as follows:

                  Commercial                   $   498         35%
                  Real estate                      275         20%
                  Consumer                         640         45%
                                                ------        ----

                    Total                      $ 1,413        100%
                                                ======        ===

     The above acts as the basis for allocating the overall allowances. Additional changes have been made in the allocation of the allowance to address unknowns, loan commitments, etc. The unallocated portion is not computed using a specific formula and is management's best estimate of what should be allocated for contingencies in the current portfolio. Without an unallocated reserve, the allocation would have been made along the lines of the five year average losses by loan type. In 2000, a greater portion was allocated to the commercial allowance and a lesser amount to the consumer allowance as changes in the net loan loss ratios occurred. A single loss involving the mental incapacity of a guarantor on a commercial loan was responsible for about half of the gross commercial charge-offs in 2000.

     Net charge-offs as a percentage of average loans outstanding for the years ending December 31, 1996 to 2000 are as follows:

              2000                      0.23%
              1999                      0.23%
              1998                      0.26%
              1997                      0.06%
              1996                      0.17%

     While 2000 losses were slightly above peer group amounts, they are considered reasonable in the eyes of management. The allowance as of December 31, 2000 was .79% of loans outstanding which is below peer group levels. However, management believes the present allowance, which is 3.43 times the average annual net charge-off rate over the last three years, is adequate based on its knowledge of the loan portfolio and historical performance.


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

     The following table summarizes the carrying value of the Company's securities at the dates indicated:
                                 Held to Maturity         Available for Sale
                                  Carrying Value          Carrying Value
                           ---------------------------------------------------
                                   December 31,              December 31,
                            2000      1999     1998     2000    1999     1998
                            ----      ----    ----      ----    ----    ----
                           (In Thousands of Dollars)  (In Thousands of Dollars)

     U.S. treasuries,
       agencies and
       corporations       $    88  $         $        $18,719  $21,160  $22,129
     Obligations of states
       and political
       subdivisions         2,131    2,837     2,987      789      243      262
     Mortgage-backed
       securities               9      340       517    3,275    4,339    6,821
                           ------   ------     -----    ------  ------   ------

       Total Debt
         Securities         2,228    3,177     3,504   22,783   25,742   29,212

     Other securities                                      52      151      546
                           ------   ------     -----  ------    ------   ------

       Total              $ 2,228  $ 3,177    $3,504  $22,835  $25,893  $29,758
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

     Securities Held to Maturity         Amortized       Fair        Average
                                           Cost          Value        Yield
                                       ------------   -----------   ---------

     Due in one year or less             $     531    $      532      6.18%
     Due after one year through
       five years                            1,108         1,104      7.01%
     Due after five years through
       ten years                               500           510      7.01%
     Due after ten years                        89            88      5.20%
                                          --------     ---------     -----

       Total Held to Maturity            $   2,228    $    2,234      6.74%
                                          ========     =========     =====


     Securities Available for Sale       Amortized       Fair        Average
                                           Cost          Value        Yield
                                       ------------   -----------   ---------

     Due in one year or less             $   7,855    $    7,838      5.47%
     Due after one year through
       five years                           10,874        10,929      6.31%
     Due after five years through
       ten years                             2,800         2,819      6.81%
     Due after ten years                     1,187         1,197      7.77%
                                          --------     ---------     -----

       Total Fixed Rate Securities          22,716        22,783      6.16%

     Equities                                   58            52      5.18%
                                          --------     ---------     -----

       Total Available for Sale          $  22,774    $   22,835      6.16%
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

     The Company does not actively solicit large certificates of deposit (those more than $100,000) due to the unstable nature of these deposits. Increases in 2000 are the result of overall deposit growth and higher than average rates offered by the Company. A summary of the maturity of large deposits is as follows:
                                                    December 31,
                                            ----------------------------
         Maturity Range                   2000        1999        1998
         --------------                   ----        ----        ----
                                            (In Thousands of Dollars)

     Three months or less               $  4,172    $  6,341    $   5,883
     Four to twelve months                14,336      12,342       11,391
     One year to five years               16,376       9,846        8,449
                                         -------     -------     --------

       Total                            $ 34,884    $ 28,529    $  25,723
                                         =======     =======     ========

     Certificates of Deposit

     3 months or less                               $  4,172
     Over 3 through 12 months                         14,336
     Over 12 through 36 months                        13,753
     Over 36 months                                    2,623
                                                     -------

                                                    $ 34,884
                                                     =======

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

     Table IV (page 24) shows the maturity of liabilities and assets in future periods. Table III (page 23) shows the effects of rate and volume changes on the net interest margin for the past three year period.

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

     The Company's reported earnings results have been affected by inflation, but isolating the effect is difficult. The different types of income and expense are affected in various ways. Interest rates are affected by inflation, but the timing and magnitude of the changes may not coincide with changes in the consumer price index. Management actively monitors interest rate sensitivity, as illustrated by the Gap Analysis (Table IV, page 24) in order to minimize the effects of inflationary trends on interest rates. Other areas of noninterest expenses may be more directly affected by inflation.


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

                                            SUMMARY OF OPERATIONS

                                - - - - - - Years Ending December 31, - - - -
                                   - (In Thousands Except for Share Amounts)
                                  2000     1999     1998     1997     1996

Total Interest Income          $ 18,207 $ 16,243  $ 15,772 $ 15,084 $ 14,182
Total Interest Expense           (8,790)  (7,663)   (7,745)  (7,474)  (7,103)
                                -------  -------   -------  -------  -------

Net Interest Income               9,417    8,580     8,027    7,610    7,079
Provision for Loan Losses           500      320       355      190      135
                                -------  -------   -------  -------  -------

Net Interest Income after
   Provision for Loan Losses      8,917    8,260     7,672    7,420    6,944
Other Income                      1,263    1,026       735      571      592
Other Expenses                    6,631    5,912     5,377    5,115    4,570
                                -------  -------   -------  -------  -------

Income before Income Taxes        3,549    3,374     3,030    2,876    2,966
Income Tax Expense                1,168    1,049     1,018      996      953
                                -------  -------   -------  -------  -------

   Net Income                  $  2,381 $  2,325  $  2,012 $  1,880 $  2,013
                                =======  =======   =======  =======  =======


Net Income Per Share           $   4.74 $   4.63  $   4.01 $   3.73 $   3.92
Dividends Per Share            $   1.24 $   1.16  $   1.08 $   1.00 $    .94

Total Assets at Year End       $248,600 $220,481  $210,981 $190,770 $178,847
                                =======  =======   =======  =======  =======



Return on Average Assets          1.03%    1.08%    1.01%    1.00%    1.15%
Return on Average Equity          9.40%    9.94%    9.12%    8.80%    9.99%
Dividend Payout Ratio            26.14%   25.04%   26.94%   26.80%   24.00%
Year End Equity to Assets Ratio  10.57%   10.99%   10.83%   11.16%   11.31%

TABLE II


                    NET INTEREST MARGIN AND AVERAGE BALANCE ANALYSIS
                              (Dollar amounts in thousands)


                                              2000                            1999                             1998
                               ----------------------------     -----------------------------      --------------------------
                                          Income/     Yield/                Income/      Yield/              Income/   Yield/
EARNING ASSETS               Average      Expense      Rate     Average     Expense       Rate     Average   Expense    Rate
--------------               -------     --------     -----     -------     --------    -------    -------    -------   ------

Loans 1,3                   $  176,010   $  15,893     9.03   $  155,102    $  13,699      8.81   $ 143,197  $ 13,163    9.18

Investment securities:
   Taxable 4                    26,583       1,641     6.17       29,235        1,755      6.00      31,402     1,952    6.22
   Nontaxable 1,4                3,285         262     7.98        3,192          271      8.49       3,316       270    8.14
                             ---------    --------    -----        -----       ------      ----     -------     -----    -----

   Total Investment
     Securities                 29,868       1,903     6.37       32,427        2,026      6.25      34,718     2,222    6.40

Interest bearing deposits
   in banks                      3,464         179     5.17        4,161          222      5.33       1,215        64    5.27

Federal funds sold               5,276         330     6.25        8,685          432      4.97       8,216       440    5.36
                                 -----       --------  ------       ----       ------     -----      ------     -----    -----

   Total Earning Assets        214,618      18,305     8.53      200,375       16,379      8.17     187,346    15,889    8.48
                                            ------    -----                   -------     -----                ------     ----

Allowance for loan losses       (1,474)                           (1,322)                            (1,319)
Nonearnings assets              18,608                            16,931                             13,636
                                 ------                           ------                             ------

   Total Assets               $231,752                          $215,984                           $199,663
                               =======                         =========                           =======

INTEREST-BEARING LIABILITIES

Deposits:
   Demand                     $ 30,015    $    867     2.89     $ 32,971     $    809      2.45    $ 29,187    $  808    2.77
   Savings                      21,784         650     2.98       21,250          583      2.74      20,135       671    3.33
   Time deposits               126,041       7,061     5.60      114,632        6,133      5.35     108,382     6,213    5.73
                                -----       ------   ------       ------      -------     -----      -----      ------  -----

   Total Deposits              177,840       8,578     4.82      168,853        7,525      4.46     157,704     7,692    4.88
Other borrowed money             3,762         212     5.64        2,560          138      5.39         974        53    5.44
                                ------     -------   ------      ------        ------     -----     -------     -----    ----

   Total Interest Bearing
     Liabilities               181,602       8,790     4.84      171,413        7,663      4.47     158,678     7,745    4.88
                                             -----    -----                     ----      -----                 -----   -----

Noninterest bearing deposits    23,035                            20,319                             17,744
Other liabilities                1,793                               856                              1,186
                                -----                              -----                             ------

   Total Liabilities           206,430                           192,588                            177,608

   Stockholders' Equity         25,322                            23,396                             22,055
                                ------                            ------                             ------

   Total Liabilities and
      Equity                  $231,752                        $  215,984                           $199,663
                              ========                         =========                             ======

   Net Interest Earnings                  $  9,515                           $  8,716                        $  8,144
                                            ======                             ======                         =======

   Net Yield on Interest
      Earning Assets                                   4.43%                               4.35%                         4.35%
                                                       ====                                ======                         ====

1 Yields are computed on a taxable equivalent basis using a 37% income tax rate.
2  Average balances are based on daily balances.
3  Includes loans in nonaccrual status.
4 Average balances for securities available for sale are based on amortized carrying values and do not reflect changes in market values.

TABLE III


             EFFECT OF RATE-VOLUME CHANGES ON NET INTEREST INCOME
                      (On a fully taxable equivalent basis)
                            (In thousands of dollars)



                            2000 Compared to 1999        1999 Compared to 1998
                           ----------------------      ------------------------
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

TABLE IV


                       INTEREST RATE SENSITIVITY ANALYSIS
                            (In thousands of dollars)
                                DECEMBER 31, 2000


                                                            More than
                                                             5 Years
                         1 - 90  91 - 365 1 to 3   3 to 5  or Without
                          Days     Days    Years    Years   Maturity   Total
EARNINGS ASSETS

   Loans                $23,758  $81,296  $46,202  $29,748  $8,263   $189,267
   Fed funds sold         7,040                                         7,040
   Securities             2,717    9,299    7,647    2,703   3,461     25,827
   Interest bearing time
     deposits             4,853      200    1,308                       6,361
                         ------   ------   ------   ------   -----     ------

   Total                 38,368   90,795   55,157   32,451   11,724   228,495
                         ------   ------   ------   ------   ------   -------

INTEREST BEARING LIABILITIES

   Transaction accounts  17,679                                        17,679
   Money market accounts 12,281                                        12,281
   Savings accounts      23,334                                        23,334
   Time deposits more
     than $100,000        4,172   14,335   13,754    2,623             34,884
   Time deposits less
     Than $100,000       15,745   40,408   38,912    6,883      76    102,024
   Other borrowed money            1,172      462       66   2,309      4,009
                         ------   ------   ------   ------   -----    ------

   Total                 73,211   55,915   53,128    9,572   2,385    194,211
                         ------   ------   ------   ------   -----    -------


Discrete interest
   sensitivity GAP      (34,843)  34,880    2,029   22,879   9,339     34,284

Cumulative interest
   sensitivity GAP      (34,843)      37    2,066   24,945  34,284

Ratio of cumulative
   interest sensitive
   assets to cumulative
   interest sensitive
   liabilities            52.41%  100.03%  101.13%  113.00% 117.65%


Assumes all transaction, money market and savings deposit accounts reprice within 90 days.

TABLE V


                           QUARTERLY FINANCIAL RESULTS
                   (In thousands, except per share amounts)


                                 Fourth       Third      Second      First
                                 Quarter     Quarter     Quarter    Quarter
2000

Interest income               $   4,922   $   4,737   $   4,368   $   4,180
Interest expense                  2,441       2,306       2,083       1,960
                               --------    --------    --------    --------

   Net interest income            2,481       2,431       2,285       2,220
Provision for loan losses           190          90         100         120
                               --------    --------    --------    --------
   Net interest income after
     provision                    2,291       2,341       2,185       2,100

Non-interest income                 432         284         268         279
Non-interest expense              1,767       1,654       1,639       1,571
                               --------    --------    --------    --------

   Income before income tax
     provision                      956         971         814         808
Income tax provision                229         356         313         270
                               --------    --------    --------    --------

   Net Income                 $     727   $     615   $     501   $     538
                               ========    ========    ========    ========

Per common share:
   Net income (basic)         $    1.45  $     1.23  $     1.00  $     1.07
   Net income (diluted)            1.45        1.23        1.00        1.07
   Cash dividends                   .31         .31         .31         .31

1999

Interest income               $   4,159   $   4,090   $   4,046   $   3,948
Interest expense                  1,921       1,908       1,928       1,906
                               --------    --------    --------    --------

   Net interest income            2,238       2,182       2,118       2,042
Provision for loan losses           100          85          75          60
                               --------    --------    --------    --------
   Net interest income after
     provision                    2,138       2,097       2,043       1,982

Non-interest income                 426         225         213         162
Non-interest expense              1,652       1,457       1,425       1,378
                               --------    --------    --------    --------

   Income before income tax
     provision                      912         865         831         766
Income tax provision                208         285         295         261
                               --------    --------    --------    --------

   Net Income                   $   704     $   580     $   536    $    505
                                =======     =======      ======    =========
Per common share:
   Net income (basic)         $    1.40  $     1.16  $     1.07  $     1.01
   Net income (diluted)            1.40        1.16        1.02        1.01
   Cash dividends                   .29         .29         .29         .29

Item 7. Financial Statements


                          Index to Financial Statements


                                                                        Page

Consolidated Balance Sheets as of December 31, 2000 and 1999             27

Consolidated Statements of Income for the Years Ended December 31,
  2000, 1999 and 1998                                                    28

Consolidated Statements of Changes in Stockholders' Equity for
  the Years Ended December 31, 2000, 1999 and 1998                       29

Consolidated Statements of Cash Flows for the Years Ended
  December 31, 2000, 1999 and 1998                                       30

Notes to Consolidated Financial Statements                               31

Independent Auditors' Report                                             49

CONSOLIDATED BALANCE SHEETS

HIGHLANDS BANKSHARES, INC.
                                                           December 31,
ASSETS                                               2000            1999
                                                --------------  -------------

Cash and due from banks (notes 2, 3 and 16)     $   7,061,961  $  7,312,241
Interest bearing deposits in banks                  6,360,931     2,436,271
Federal funds sold                                  7,039,508     2,702,633
Investments:
  Securities held to maturity (note 4)              2,228,390     3,176,547
    (fair value of $2,233,856 and $3,175,918
     at December 31, 2000 and 1999, respectively)
  Securities available for sale (note 4)           22,835,324    25,892,783
  Other investments                                   763,050       745,550

Loans (notes 5, 14, 15 and 16)                    189,267,688   166,614,055
  Less allowance for loan losses (note 6)          (1,492,936)   (1,318,332)
                                                 ------------   -----------

  Net Loans                                       187,774,752   165,295,723

Bank premises and equipment (note 7)                6,809,453     5,690,860
Interest receivable                                 1,901,296     1,627,874
Investment in insurance contracts                   4,854,304     4,661,662
Other assets                                          971,124       938,901
                                                 ------------   -----------

  Total Assets                                  $ 248,600,093  $220,481,045
                                                 ============   ===========

LIABILITIES

Deposits:
  Noninterest bearing                           $  26,369,759  $ 21,085,145
  Interest bearing
    Money market and interest checking             17,678,521    18,101,823
    Money market savings                           12,281,053    13,391,006
    Savings accounts                               23,333,958    21,330,208
    Certificates of deposit over $100,000
       (note 8)                                    34,884,029    28,528,959
    All other time deposits (note 8)              102,023,919    89,907,847
                                                 ------------   -----------

  Total Deposits                                  216,571,239   192,344,988

Accrued expenses and other liabilities              1,751,921     1,344,052
Long-term debt (note 9)                             4,009,319     2,567,958
                                                 ------------   -----------

  Total Liabilities                               222,332,479   196,256,998
                                                 ------------   -----------

STOCKHOLDERS' EQUITY

Common stock, $5 par value, 3,000,000 and
  1,000,000 shares authorized at December 31,
  2000 and 1999, respectively, 546,764
  shares issued                                     2,733,820     2,733,820
Surplus                                             1,661,987     1,661,987
Retained earnings (note 12)                        22,825,747    21,067,191
Other accumulated comprehensive income (loss)          38,761      (246,250)
                                                 ------------   -----------

                                                   27,260,315    25,216,748
Treasury stock (at cost, 44,866 shares in
  2000 and 1999)                                     (992,701)     (992,701)
                                                 ------------   -----------

  Total Stockholders' Equity                       26,267,614    24,224,047
                                                 ------------   -----------

  Total Liabilities and Stockholders' Equity    $ 248,600,093  $220,481,045
                                                 ============   ===========

        The accompanying notes are an integral part of this statement.

CONSOLIDATED STATEMENTS OF INCOME

HIGHLANDS BANKSHARES, INC.

                                               Years Ended December 31,
                                          ---------------------------------
                                             2000        1999         1998
INTEREST INCOME:
  Loans, including fees                $ 15,891,868  $13,663,857  $13,144,542
  Federal funds sold                        330,761      431,670      440,293
  Interest bearing deposits                 179,100      221,724       64,230
  Investment securities - taxable         1,641,057    1,754,509    1,952,454
  Investment securities - nontaxable        164,486      171,192      170,115
                                         ----------   ----------    ---------

  Total Interest Income                  18,207,272   16,242,952   15,771,634
                                         ----------   ----------   ----------

INTEREST EXPENSE:
  Time deposits over $100,000             1,865,498    1,524,334    1,428,100
  Other deposits                          6,712,478    6,000,044    6,263,489
                                         ----------   ----------    ---------

  Total Interest on Deposits              8,577,976    7,524,378    7,691,589

  Borrowed money                            212,054      138,313       52,937
                                         ----------    ---------    ---------

  Total Interest Expense                  8,790,030    7,662,691    7,744,526
                                         ----------   ----------    ---------

NET INTEREST INCOME                       9,417,242    8,580,261    8,027,108

PROVISION FOR LOAN LOSSES (note 6)          500,000      320,000      355,000
                                         ----------   ----------    ---------

Net Interest Income after Provision
  for Loan Losses                         8,917,242    8,260,261    7,672,108
                                         ----------   ----------    ---------

NONINTEREST INCOME:
  Service charges                           591,614      409,052      339,289
  Insurance commissions and income          132,105      112,339      107,482
  Other operating income                    435,534      568,903      290,221
  Gain (loss) on security transactions
    (note 4)                                103,870      (63,590)      (2,071)
                                         ----------    ---------    ---------

  Total Noninterest Income                1,263,123    1,026,704      734,921
                                         ----------    ---------    ---------

NONINTEREST EXPENSES:
  Salaries and benefits (note 11)         3,629,664    3,230,973    2,916,970
  Occupancy expense                         302,738      269,483      269,469
  Equipment expense                         548,850      472,441      411,660
  Data processing expense                   489,744      473,392      456,740
  Other operating expenses                1,659,834    1,466,016    1,321,750
                                         ----------    ---------    ---------

  Total Noninterest Expenses              6,630,830    5,912,305    5,376,589
                                         ----------    ---------    ---------

  Income before Income Tax Expense        3,549,535    3,374,660    3,030,440

INCOME TAX EXPENSE (note 10)              1,168,624    1,049,291    1,018,558
                                         ----------    ---------    ---------

NET INCOME                              $ 2,380,911   $2,325,369  $ 2,011,882
                                         ==========    =========   ==========

Earnings Per Share                      $      4.74   $     4.63  $      4.01
                                         ==========    =========   ==========

Cash Dividends Paid Per Share           $      1.24   $     1.16  $      1.08
                                         ==========    =========   ==========

Weighted Average Shares Outstanding         501,898      501,898      501,898
                                         ==========    =========    =========


        The accompanying notes are an integral part of this statement.


                                                  CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                       HIGHLANDS BANKSHARES, INC.


                                                                               Accumulated
                                                                                  Other
                                    Capital                       Retained     Comprehensive  Treasury
                                     Stock        Surplus         Earnings     Income (Loss)   Stock          Total

BALANCE
   DECEMBER 31, 1997              $2,733,820    $1,661,987     $ 17,854,185     $  39,710    $(992,701)    $ 21,297,001

   Comprehensive Income
     Net income                                                   2,011,882                                   2,011,882
     Change in unrealized gain
       (loss) on securities
       available for sale, net
       of tax effect of $46,814
       (see note 2(l))                                                             79,712                        79,712
                                                                                                                 --------

   Total Comprehensive
     Income                                                                                                   2,091,594

   Cash dividends                                                  (542,048)                                   (542,048)
                                   --------     --------           --------      --------      --------        --------

BALANCE
   DECEMBER 31, 1998               2,733,820     1,661,987       19,324,019       119,422     (992,701)      22,846,547

   Comprehensive Income
     Net income                                                   2,325,369                                   2,325,369
     Change in unrealized gain
       (loss) on securities
       available for sale, net
       of tax effect of $214,757
       (see note 2(l))                                                           (365,672)                     (365,672)
                                                                                                                --------

   Total Comprehensive
     Income                                                                                                   1,959,697

   Cash dividends                                                  (582,197)                                   (582,197)
                                    --------    --------           --------      --------      --------        --------

BALANCE
   DECEMBER 31, 1999               2,733,820     1,661,987       21,067,191      (246,250)    (992,701)      24,224,047

   Comprehensive Income
     Net income                                                   2,380,911                                   2,380,911
     Change in unrealized gain
       (loss) on securities
       available for sale, net
       of tax effect of $167,386
       (see note 2(l))                                                            285,011                       285,011
                                                                                                                --------

   Total Comprehensive
     Income                                                                                                   2,665,922

   Cash dividends                                                  (622,355)                                   (622,355)
                                   --------      --------           --------      --------     --------        --------

BALANCE
   DECEMBER 31, 2000            $2,733,820     $ 1,661,987     $ 22,825,747     $  38,761   $ (992,701)    $ 26,267,614
                                 =========       =========        =========      ========     ========        =========

             The accompanying notes are an integral part of this statement.

CONSOLIDATED STATEMENTS OF CASH FLOWS

HIGHLANDS BANKSHARES, INC.


                                                Years Ended December 31,
                                               2000       1999       1998
                                         -------------------------- ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                             $ 2,380,911  $ 2,325,369 $ 2,011,882
   Adjustments to reconcile net income to
     net cash provided by operating
     activities:
       (Gain) loss on sale of securities     (103,870)      63,590       2,071
       Gain on sale of property and
         equipment                               (237)
       Depreciation                           447,697      407,147     350,429
       Increase in insurance contracts       (192,642)    (139,230)    (52,432)
       Net amortization of security premiums    2,171      151,150      15,062
       Provision for loan losses              500,000      320,000     355,000
       Deferred income tax expense             18,010      (15,192)     (6,441)
       Change in other assets and liabilities:
         Interest receivable                 (158,422)     (71,527)     (8,743)
         Other assets                          86,378     (105,451)    127,550
         Accrued expenses                     315,869      116,566     (83,512)
                                           ----------   ----------   ---------

   Net Cash Provided by Operating
     Activities                             3,295,865    3,052,422   2,710,866
                                           ----------   ----------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of branch, net of cash
     acquired                              (1,220,000)
   Proceeds from maturity of securities
     held to maturity                         952,376      332,027   1,068,833
   Proceeds from maturities of securities
     available for sale                     7,590,970   15,000,285  12,719,231
   Proceeds from sales of securities
     available for sale                     2,115,255      377,499
   Purchases of securities available
     for sale                              (3,978,886) (12,312,504)(10,681,150)
   Net change in other investments            (17,500)     (14,600)    (15,700)
   Net change in deposits in other banks   (3,924,660)     995,252  (2,604,887)
   Net increase in loans                  (17,279,029) (18,587,196)(11,647,875)
   Change in federal funds sold            (2,736,875)   9,671,650  (5,479,168)
   Purchase of property and equipment      (1,287,893)  (1,338,297)   (337,341)
   Proceeds from sale of property and
     equipment                                  2,840
   Investment in insurance contracts                    (2,400,000) (2,070,000)
                                           ----------   ----------  ----------

   Net Cash Used in Investing Activities  (19,783,402)  (8,275,884)(19,048,057)
                                           ----------    ---------  -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net change in time deposits             14,050,142    6,489,323   7,306,146
   Net change in other deposit accounts     1,368,109    1,268,300   9,345,508
   Additional long-term debt                1,731,532      394,922   2,145,532
   Repayment of long-term debt               (290,171)    (146,508)    (52,140)
   Dividends paid in cash                    (622,355)    (582,197)   (542,048)
                                           ----------    ---------    --------

   Net Cash Provided by Financing
     Activities                            16,237,257    7,423,840  18,202,998
                                           ----------  ----------   ----------

CASH AND CASH EQUIVALENTS:
   Net (decrease) increase in cash and
     due from banks                          (250,280)   2,200,378   1,865,807
   Cash and due from banks, beginning
     of year                                7,312,241    5,111,863   3,246,056
                                           ----------   ----------   ---------

   Cash and Due from Banks, End of Year   $ 7,061,961  $ 7,312,241  $5,111,863
                                           ==========  ==========    =========

Supplemental Disclosures:
   Cash paid for:
     Interest expense                     $ 8,610,571  $ 7,688,056  $7,798,847
     Income taxes                           1,203,000    1,152,533   1,013,250

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

              (h) Bank Premises and Equipment

                  Ban premises and equipment are stated at cost less accumulated depreciation. Depreciation is charged to income over the estimated useful lives of the assets using a combination of the straight-line and accelerated methods. The ranges of the useful lives of bank premises and equipment are as follows:

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

                  The components of other comprehensive income and related tax effects are as follows:

                                                    Years Ended December 31,
                                                    ------------------------
                                                  2000        1999        1998
                                                  ----        ----        ----
                                                         (In thousands)

                   Unrealized holding gains
                      (losses) on available-
                      for-sale securities      $ 556,267   $(644,019)  $124,455
                   Reclassification adjustment
                      for (gains) losses
                      realized in income        (103,870)     63,590      2,071
                                                --------    --------    -------

                   Net Unrealized Gains
                      (Losses)                   452,397    (580,429)   126,526
                   Tax effect                   (167,386)    214,757    (46,814)
                                                --------    --------    -------

                   Net Change                  $ 285,011   $(365,672)  $ 79,712
                                                ========    ========    =======


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

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     HIGHLANDS BANKSHARES, INC.


NOTE 4    SECURITIES:

          The carrying amount and estimated fair value of securities are as follows:

                               Carrying   Unrealized Unrealized     Fair
                                 Amount     Gains      Losses       Value
                             -----------------------------------------------

          Held to Maturity

          December 31, 2000

          U.S. Agencies       $    88,609 $           $      319 $    88,290
          Mortgage-backed           8,893        298                   9,191
          State and municipals  2,130,888     13,042       7,555   2,136,375
                               ----------  ---------   ---------   ---------

          Total Securities
            Held to Maturity  $ 2,228,390 $   13,340  $    7,874 $ 2,233,856
                               ==========  =========   =========   =========

          December 31, 1999

          Mortgage-backed     $   339,877 $      406  $      590 $   339,693
          State and municipals  2,836,670     21,575      22,020   2,836,225
                               ----------  ---------   ---------   ---------

          Total Securities
            Held to Maturity  $ 3,176,547 $   21,981  $   22,610 $ 3,175,918
                               ==========  =========   =========   =========


          Available for Sale

          December 31, 2000

          U. S. Treasuries
            and Agencies      $18,178,632 $   79,250  $   38,211 $18,219,671
          Mortgage-backed       3,257,381     24,107       6,402   3,275,086
          State and municipals    771,710     19,146       1,539     789,317
          Marketable equities      58,274                  6,574      51,700
          Corporate
            obligations           507,796                  8,246     499,550
                               ----------  ---------   ---------   ---------

          Total Securities
            Available for
            Sale$              22,773,793 $  122,503  $   60,972 $22,835,324
                               ==========  =========   =========  ==========

          December 31, 1999

          U. S. Treasuries
            and Agencies      $20,923,302 $    6,971  $  260,709 $20,669,564
          Mortgage-backed       4,426,672      5,988      93,779   4,338,881
          State and municipals    255,000                 12,112     242,888
          Marketable equities     167,211                 15,711     151,500
          Corporate
            obligations           511,466                 21,516     489,950
                               ----------  ---------   ---------   ---------

          Total Securities
            Available for Sale$26,283,651 $   12,959  $  403,827 $25,892,783
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

          Securities Held to Maturity                                Fair
          ---------------------------                  Cost          Value
                                                  --------------  -----------

          Due in one year or less                  $   531,435   $  531,986
          Due after one year through five years      1,108,326    1,104,174
          Due after five years through ten years       491,127      500,215
          Due after ten years                           88,609       88,290
          Mortgage-backed securities                     8,893        9,191
                                                    ----------    ---------

            Total Held to Maturity                 $ 2,228,390   $2,233,856
                                                    ==========    =========


          Securities Available for Sale                              Fair
          -----------------------------                Cost          Value
                                                  --------------  -----------

          Due in one year or less                  $ 7,034,645   $ 7,018,526
          Due after one year through five years     10,745,968    10,801,394
          Due after five years through ten years     1,355,000     1,357,305
          Due after ten years                          322,525       331,313
          Mortgage-backed securities                 3,257,381     3,275,086
                                                    ----------     ---------

          Total Fixed Rate Securities               22,715,519    22,783,624
          Equities                                      58,274        51,700
                                                    ----------     ---------

            Total Available for Sale               $22,773,793   $22,835,324
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

          All gains or losses in 1998 are from calls or early payoffs of securities designated as held to maturity. Losses in 1999 and gains in 2000 arose from the sale of securities available for sale. Realized gains or losses for the years ending December 31 are as follows:

                                         2000          1999          1998
                                     ------------  ------------  ------------

          Gains                       $ 103,870    $    4,259    $    9,438
          Losses                                      (67,849)      (11,509)
                                       --------     ---------     ---------

            Total                     $ 103,870    $  (63,590)   $   (2,071)
                                       ========     =========     =========

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

HIGHLANDS BANKSHARES, INC.


NOTE 5    LOANS:

          Loans outstanding as of December 31 are summarized as follows:

                                                      2000          1999
                                                   ------------   -----------

          Commercial                              $ 37,681,492  $ 31,566,793
          Real estate construction                   4,061,000     3,296,000
          Real estate mortgages                    101,889,826    93,391,419
          Consumer installment                      46,191,314    39,993,963
                                                   -----------   -----------

            Subtotal                               189,823,632   168,248,175
            Unearned interest                         (555,944)   (1,634,120)
                                                   -----------   -----------

            Total Loans                           $189,267,688  $166,614,055
                                                   ===========   ===========


NOTE 6    ALLOWANCE FOR LOAN LOSSES:

          A summary of changes in the allowance for loan losses for the years ended December 31 is shown in the following schedule:

                                        2000          1999         1998
                                    ------------  ------------  ----------

          Balance at beginning
            of year                 $1,318,332    $1,355,377    $ 1,369,566
          Allowance relating to loans
            acquired in purchase        86,873
          Provision charged to
            operating expenses         500,000       320,000        355,000
          Loan recoveries              102,873        90,544        107,051
          Loans charged off           (515,142)     (447,589)      (476,240)
                                     ---------     ---------     ----------

            Balance at end of year  $1,492,936    $1,318,332    $ 1,355,377
                                     =========     =========     ==========

            Percentage of outstanding
              loans                       .79%          .79%           .91%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

HIGHLANDS BANKSHARES, INC.


NOTE 7    BANK PREMISES AND EQUIPMENT:

          Bank premises and equipment as of December 31 are summarized as follows:

                                                         2000       1999
                                                     ----------- ----------

          Land                                      $1,017,103   $  917,139
          Buildings and improvements                 6,087,509    5,019,994
          Furniture and equipment                    3,322,481    2,925,284
                                                     ---------    ---------

          Total cost                                10,427,093    8,862,417
            Less - accumulated depreciation         (3,617,640)  (3,171,557)
                                                    ----------   ----------

            Net Book Value                          $6,809,453   $5,690,860
                                                     =========    =========

          Provisions for depreciation of $447,697 in 2000, $407,147 in 1999 and $350,429 in 1998 were charged to operations.


NOTE 8    DEPOSITS:

          At December 31, 2000, the scheduled maturities of certificates of deposit are as follows:

                      2001                         $75,987,325
                      2002                          43,890,585
                      2003                           7,448,992
                      2004                           3,238,955
                      2005                           6,342,091
                                                    ----------

                      Total                       $136,907,948
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
                                                    ===========

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

HIGHLANDS BANKSHARES, INC.


NOTE 10   INCOME TAX EXPENSE:

          The components of income tax expense for the years ended December 31, are summarized as follows:

                                              2000        1999      1998
                                           ----------  ---------- ----------

          Current Expense
            Federal                       $   953,961 $  930,223  $ 899,787
            State                             196,653    134,260    125,212
                                           ----------  ---------   --------

            Total Current Expense           1,150,614  1,064,483  1,024,999
                                           ----------  ---------  ---------

          Deferred Expense
            Federal                            16,431    (13,961)    (5,919)
            State                               1,579     (1,231)      (522)
                                           ----------  ---------   --------

            Total Deferred Expense             18,010    (15,192)    (6,441)
                                           ----------  ---------   --------

            Income Tax Expense            $ 1,168,624 $1,049,291 $1,018,558
                                           ==========  =========  =========

          Income expense (benefits)
            relating to security
            transactions are as
            follows:                      $    38,432 $  (23,528) $    (766)


          The deferred tax effects of temporary differences for the years ended December 31 as follows:

                                              2000        1999      1998
                                          ------------ --------------------

          Tax effect of temporary differences:
            Provision for loan losses       $ (12,874) $(10,937)  $(24,887)
            Sale of loans                       3,693     7,192     32,612
            Pension expense                   (24,694)  (26,626)   (18,030)
            Depreciation                       52,928    23,945     30,497
            Deferred compensation             (38,471)  (24,797)
            Basis of securities sold           75,369
            Miscellaneous                     (37,941)   16,031    (26,633)
                                              -------   -------    -------

            Net (increase) decrease in
              deferred income tax benefit   $  18,010  $(15,192)  $ (6,441)
                                             ========   =======    =======

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

HIGHLANDS BANKSHARES, INC.


NOTE 10   INCOME TAX EXPENSE (CONTINUED):

          The net deferred tax assets arising from temporary differences as of December 31 are summarized as follows:

                                                         2000       1999
                                                      ----------------------

          Deferred Tax Assets:
            Provision for loan losses                $ 382,072   $ 316,232
            Insurance commissions                       32,181      30,663
            Unrealized loss on securities available
              for sale                                             144,618
            Deferred compensation                       89,319      50,860
            Accrued pension expense                     23,965
            Other                                       25,310      10,796
                                                      --------    --------

            Total Assets                               552,847     553,169
                                                      --------    --------

          Deferred Tax Liabilities:
          -------------------------
            Unrealized gain on securities
              available for sale                        22,769
            Accretion income                            22,914      41,840
            Property basis differences                 299,745     156,768
                                                      --------    --------

            Total Liabilities                          345,428     198,608
                                                      --------    --------

            Net Tax Asset                            $ 207,419   $ 354,561
                                                      ========    ========


          The following table summarizes the difference between income tax expense and the amount computed by applying the federal statutory income tax rate for the years ended December 31:

                                           2000        1999        1998
                                       ------------------------------------

          Amounts at federal statutory
            rates                        $1,206,848  $1,147,384  $1,030,351
          Additions (reductions)
            resulting from:
              Tax-exempt income             (82,259)    (71,484)    (61,331)
              Partially exempt income       (36,606)    (30,125)    (27,497)
              State income taxes, net       115,964     100,227      90,004
              Income from life insurance
                contracts                   (71,798)    (51,515)    (15,096)
              Capital losses incurred
                (utilized)                              (53,346)
              State income tax adjustment    30,000
              Other                           6,475       8,150       2,127
                                          ---------   ---------   ---------

              Income tax expense         $1,168,624  $1,049,291  $1,018,558
                                          =========   =========   =========

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

HIGHLANDS BANKSHARES, INC.


NOTE 17   DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED):

          Off-Balance-Sheet Items

          The carrying amount and estimated fair value of off-balance-sheet items were not material at December 31, 2000.

          The carrying amount and estimated fair values of financial instruments as of December 31 are as follows:

                                         2000                  1999
                                             Estimated             Estimated
                                 Carrying      Fair     Carrying     Fair
                                  Amount       Value     Amount      Value
                               ------------ ---------------------- ---------

          Financial Assets:
            Cash and due from
              banks            $ 7,061,961  $ 7,061,961 $ 7,312,241 $  7,312,241
            Interest bearing
              deposits           6,360,931    6,360,931   2,436,271    2,436,271
            Federal funds sold   7,039,508    7,039,508   2,702,633    2,702,633
            Securities held to
              maturity           2,228,390    2,233,856   3,176,547    3,175,918
            Securities available
              for sale          22,835,324   22,835,324  25,892,783   25,892,783
            Other investments      763,050      763,050     745,550      745,550
            Loans, net         187,774,752  187,498,412 165,295,723  164,368,631
            Interest receivable  1,901,296    1,901,296   1,627,874    1,627,874

          Financial Liabilities:
            Demand and savings
              deposits          79,663,291   79,663,291  73,908,182   73,908,182
            Term deposits      136,907,948  137,101,109 118,436,806  117,846,983
            Borrowed money       4,009,319    3,964,810   2,567,958    2,346,150
            Interest payable       842,979      842,979     663,522      663,522


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

          The Company's actual capital ratios are presented in the following table:

                                        Actual       Regulatory Requirements
                                  -------------------------------------------
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

HIGHLANDS BANKSHARES, INC.


NOTE 19   PARENT CORPORATION ONLY FINANCIAL STATEMENTS:


                                 BALANCE SHEETS

          Assets                                           December 31,
                                                       ---------------------
                                                        2000        1999
                                                    ------------- ----------

            Cash                                    $    81,062  $    34,476
            Investment in subsidiaries               26,121,840   24,028,470
            Other investments                            32,584      100,000
            Other assets                                    671        1,115
            Income taxes receivable                     237,959      113,268
                                                     ----------   ----------

            Total Assets                            $26,474,116  $24,277,329
                                                     ==========   ==========

          Liabilities

            Due to subsidiaries                     $   206,502  $    53,282
                                                     ----------   ----------

            Total Liabilities                           206,502       53,282
                                                     ----------   ----------

          Stockholders' Equity

            Common stock, par value $5 per share
              3,000,000 and 1,000,000 shares
              authorized at December 31, 2000
              and 1999, respectively; 546,764
              shares issued                         $ 2,733,820  $ 2,733,820
            Surplus                                   1,661,987    1,661,987
            Retained earnings                        22,825,747   21,067,191
            Other accumulated comprehensive income       38,761     (246,250)
                                                     ----------   ----------

                                                     27,260,315   25,216,748
            Less treasury stock (at cost, 44,866
              shares in 2000 and 1999)                 (992,701)    (992,701)
                                                     ----------   ----------

            Total Stockholders' Equity               26,267,614   24,224,047
                                                     ----------   ----------

            Total Liabilities and Stockholders'
              Equity                                $26,474,116  $24,277,329
                                                     ==========   ==========

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

HIGHLANDS BANKSHARES, INC.


NOTE 19   PARENT CORPORATION ONLY FINANCIAL STATEMENTS (CONTINUED):


                  STATEMENTS OF INCOME AND RETAINED EARNINGS

                                                Years Ended December 31,
                                           ---------------------------------
                                             2000       1999         1998
                                         ------------------------ -----------

          Income

            Dividends from subsidiaries   $  722,354  $  666,652  $  623,525
            Other dividends                                1,680         735
                                           ---------   ---------   ---------

            Total                            722,354     668,332     624,260
                                           ---------   ---------   ---------

          Expenses

            Professional fees                 48,988      34,056      27,032
            Directors' fees                   32,650      25,500      24,050
            Other expenses                    31,172      33,905      36,749
                                           ---------   ---------   ---------

            Total                            112,810      93,461      87,831
                                           ---------   ---------   ---------

          Net income before income tax
            benefit and undistributed
            income of subsidiaries           609,544     574,871     536,429

          Income tax benefit                  43,006      37,866      29,360
                                           ---------   ---------   ---------

          Income before undistributed income
            of subsidiaries                  652,550     612,737     565,789

          Undistributed income of
            subsidiaries                   1,728,361   1,712,632   1,446,093
                                           ---------   ---------   ---------

            Net Income                     2,380,911   2,325,369   2,011,882

          Retained earnings,
            Beginning of period           21,067,191  19,324,019  17,854,185
            Dividends paid                  (622,355)   (582,197)   (542,048)
                                           ---------   ---------   ---------

          Retained Earnings,
            End of Period                $22,825,747 $21,067,191 $19,324,019
                                          ==========  ==========  ==========

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

HIGHLANDS BANKSHARES, INC.


NOTE 19   PARENT CORPORATION ONLY FINANCIAL STATEMENTS (CONTINUED):


                            STATEMENTS OF CASH FLOWS

                                                 Years Ended December 31,
                                              ------------------------------
                                                2000       1999      1998
                                             ---------- ---------  ---------


          Cash Flows from Operating Activities:
            Net income                    $2,380,911  $2,325,369  $2,011,882
            Adjustments
              Undistributed subsidiary
              income                      (1,728,361) (1,712,632) (1,446,093)
              Depreciation                       446         624         583
              Increase in other
                investments                  (12,584)
              Increase in payables           153,220      52,809         473
              Increase in receivables       (124,691)    (65,251)    (25,413)
              Increase in other assets                                (2,325)
                                           ---------   ---------    --------

            Net Cash Provided by Operating
              Activities                     668,941     600,919     539,107
                                           ---------   ---------    --------


          Cash Flows from Financing Activities:
            Dividends paid                  (622,355)   (582,197)   (542,048)
                                           ---------   ---------    --------

            Net Cash Used in Financing
              Activities                    (622,355)   (582,197)   (542,048)
                                           ---------   ---------    --------

          Net Increase (Decrease) in Cash     46,586      18,722      (2,941)

          Cash, Beginning of Year             34,476      15,754      18,695
                                           ---------   ---------    --------

          Cash, End of Year               $   81,062  $   34,476  $   15,754
                                           =========   =========    ========

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


                                    S. B. Hoover & Company, L.L.P.


January 19, 2001
Harrisonburg, Virginia

Item  8. Changes in and  Disagreements  with  Accountants  on Accounting  and
-------- ---------------------------------------------------------------------
         Financial Disclosure

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

                            Amendments    to   the    original    Bylaws   are
                            incorporated by reference; filed as Exhibit 3(ii) with 1997 10KSB

             4              Not applicable

             9              Not applicable

            10              Not applicable

            11              Not applicable

            12              Not applicable

            16              Not applicable

            18              Not applicable

            21 Subsidiary listing of the Registrant is attached on Page 53

            22              Not applicable

            23 Consent of Certified Public Accountant attached on Page 54

            24              Not applicable

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

                                        HIGHLANDS BANKSHARES, INC.


                                        By   LESLIE A. BARR
                                             --------------------------------
                                             Leslie A. Barr
                                             President, Chief Executive
                                                Officer


                                        Date March 27, 2001
                                             -------------------------



                                        By   CLARENCE E. PORTER
                                             ------------------------------
                                             Clarence E. Porter
                                             Secretary/Treasurer


                                        Date March 27, 2001
                                             -------------------------

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
L. Keith Wolfe                          Director

Exhibit 21 - List of Subsidiaries of the Registrant


   The following is a list of subsidiaries meeting the requirements of Exhibit
21.

   a) The Grant County Bank (incorporated in West Virginia), doing business as The Grant County Bank.

   b) Capon Valley Bank (incorporated in West Virginia), doing business as the Capon Valley Bank.

   c) HBI Life Insurance Company, Inc. (incorporated in the state of Arizona), doing business as HBI Life.

   d) Highlands Bankshares Trust Company (incorporated in the state of West Virginia), doing business as Highlands Bankshares Trust Company

                                                                   Exhibit 21

Exhibit 23 - Consent of Certified Public Accountant



Board of Directors
Highlands Bankshares, Inc.


   We consent to the use of our report, dated January 19, 2001, relating to the consolidated balance sheets of Highlands Bankshares, Inc. as of December 31, 2000 and 1999, and the related statements of income, changes in stockholders' equity, and cash flows for each of the years in the three year period ended December 31, 2000, which report appears on page 24 in the December 31, 2000 Annual Report to Shareholders of Highlands Bankshares, Inc. and page 48 of this 10K/A.


                                    S. B. Hoover & Company, L.L.P.




Harrisonburg, VA
March 22, 2001