Form 10-Q
period 2001-09-30
HIGHLANDS BANKSHARES INC /WV/
filed 2001-11-14
CIK 756862

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q



                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934


For the quarter ended                         Commission File No.   0-16761
 September 30, 2001

                           HIGHLANDS BANKSHARES, INC.


           West Virginia                                      55-0650793
-----------------------------------                      --------------------
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

                Class                       Outstanding at September 30, 2001
----------------------------------------    ---------------------------------
Common Stock, par value - $5                            501,898 shares

                           HIGHLANDS BANKSHARES, INC.

                                      INDEX

                                                                        Page

PART I   FINANCIAL INFORMATION                                            2

Item 1.  Financial Statements

         Consolidated Statements of Income - Nine Months Ended
         September 30, 2001 and 2000                                      2

         Consolidated Statements of Income - Three Months Ended
         September 30, 2001 and 2000                                      3

         Consolidated Balance Sheets - September 30, 2001 and
         December 31, 2000                                                4

         Consolidated Statements of Changes in Stockholders' Equity -
         Nine Months Ended September 30, 2001 and 2000                    5

         Consolidated Statements of Cash Flows - Nine Months Ended
         September 30, 2001 and 2000                                      6

         Notes to Consolidated Financial Statements                       7


Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                    9


PART II  OTHER INFORMATION                                               19

Item 1.  Legal Proceedings                                               19

Item 2.  Changes in Securities                                           19

Item 3.  Defaults upon Senior Securities                                 19

Item 4.  Submission of Matters to a Vote of Security Holders             19

Item 5.  Other Information                                               19

Item 6.  Exhibit and Reports on Form 8K                                  19


         SIGNATURES                                                      20

Part I Financial Information
Item 1 Financial Statements

                           HIGHLANDS BANKSHARES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                            (In Thousands of Dollars)

                                                          Nine Months Ended
                                                             September 30,
                                                          2001        2000
                                                         ------      ------

Interest Income
   Interest and fees on loans                           $13,476     $11,561
   Interest on federal funds sold                           363         214
   Interest on time deposits                                183         137
   Interest and dividends on investment securities
     Taxable                                              1,101       1,245
     Nontaxable                                             120         128
                                                         ------      ------

   Total Interest Income                                 15,243      13,285
                                                         ------      ------

Interest Expense
   Interest on time deposits over $100,000                1,944       1,330
   Interest on other deposits                             5,492       4,878
   Interest on borrowed money                               162         141
                                                         ------      ------

   Total Interest Expense                                 7,598       6,349
                                                         ------      ------

Net Interest Income                                       7,645       6,936

Provision for Loan Losses                                   390         310
                                                         ------      ------

Net Interest Income after Loan Losses                     7,255       6,626
                                                         ------      ------

Noninterest Income
   Service charges                                          436         439
   Other                                                    388         392
                                                         ------      ------

   Total Noninterest Income                                 824         831
                                                         ------      ------

Noninterest Expense
   Salaries and employee benefits                         2,874       2,671
   Occupancy expense                                        295         223
   Equipment expense                                        434         424
   Data processing expense                                  398         373
   Other                                                  1,315       1,173
                                                         ------      ------

   Total Noninterest Expense                              5,316       4,864
                                                         ------      ------

Income before Income Taxes                                2,763       2,593

Provision for Income Taxes                                  942         939
                                                         ------      ------

Net Income                                              $ 1,821     $ 1,654
                                                         ======      ======

Per Share Data

   Net Income                                          $   3.63    $   3.30
                                                        =======     =======

   Cash Dividends                                      $   1.02    $    .93
                                                        =======     =======

Weighted Average Common Shares Outstanding              501,898     501,898
                                                        =======     =======


       The accompanying notes are an integral part of these statements.

                           HIGHLANDS BANKSHARES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                            (In Thousands of Dollars)


                                                         Three Months Ended
                                                             September 30,
                                                          2001        2000
                                                         ------      ------

Interest Income
   Interest and fees on loans                           $ 4,553     $ 4,144
   Interest on federal funds sold                           115          83
   Interest on time deposits                                 51          52
   Interest and dividends on investment securities
     Taxable                                                366         413
     Nontaxable                                              41          45
                                                         ------      ------

   Total Interest Income                                  5,126       4,737
                                                         ------      ------

Interest Expense
   Interest on time deposits over $100,000                  668         491
   Interest on other deposits                             1,837       1,742
   Interest on borrowed money                                57          73
                                                         ------      ------

   Total Interest Expense                                 2,562       2,306
                                                         ------      ------

Net Interest Income                                       2,564       2,431

Provision for Loan Losses                                   135          90
                                                         ------      ------

Net Interest Income after Loan Losses                     2,429       2,341
                                                         ------      ------

Noninterest Income
   Service charges                                          146         154
   Other income                                             135         130
                                                         ------      ------

   Total Noninterest Income                                 281         284
                                                         ------      ------

Noninterest Expense
   Salaries and employee benefits                           986         908
   Occupancy expense                                        114          74
   Equipment expense                                        145         144
   Data processing                                          136         122
   Other                                                    447         406
                                                         ------      ------

   Total Noninterest Expense                              1,828       1,654
                                                         ------      ------

Income before Income Taxes                                  882         971

Provision for Income Taxes                                  302         356
                                                         ------      ------

Net Income                                              $   580     $   615
                                                         ======      ======

Per Share Data

   Net Income                                          $   1.16    $   1.23
                                                        =======     =======

   Cash Dividends                                      $    .34    $    .31
                                                        =======     =======

Weighted Average Common Shares Outstanding              501,898     501,898
                                                        =======     =======


       The accompanying notes are an integral part of these statements.

                           HIGHLANDS BANKSHARES, INC.
                           CONSOLIDATED BALANCE SHEETS
                            (In Thousands of Dollars)

                                                    September 30, December 31,
                                                        2001         2000
                                                   ------------ ------------
     ASSETS

Cash and due from banks - noninterest bearing         $  6,504    $  7,062
Time deposits in other banks                             6,022       6,361
Federal funds sold                                      16,180       7,040
Securities held to maturity (note 2)                     1,705       2,228
Securities available for sale (note 3)                  26,660      22,835
Other investments                                          792         763
Loans, net of unearned interest (note 4)               200,844     189,268
   Less allowance for loan losses (note 5)              (1,552)     (1,493)
Bank premises and equipment                              7,138       6,810
Interest receivable                                      2,098       1,901
Investment in insurance contracts (note 6)               4,999       4,854
Other assets                                               875         971
                                                       -------     -------

   Total Assets                                       $272,265    $248,600
                                                       =======     =======

     LIABILITIES

Deposits:
   Noninterest bearing
     Demand deposits                                  $ 28,646    $ 26,370
   Interest bearing
     Money market and checking                          16,760      17,678
     Money market savings                               10,326      12,281
     Savings                                            25,649      23,334
     Time deposits over $100,000                        45,413      34,884
     All other time deposits                           110,745     102,024
                                                       -------     -------

   Total Deposits                                      237,539     216,571

Borrowed money                                           4,159       4,009
Accrued expenses and other liabilities                   2,678       1,752
                                                       -------     -------

   Total Liabilities                                   244,376     222,332
                                                       -------     -------

   STOCKHOLDERS' EQUITY

Common stock ($5 par value, 3,000,000 shares
   authorized, 546,764 shares issued)                    2,734       2,734
Surplus                                                  1,662       1,662
Retained earnings                                       24,135      22,826
Accumulated other comprehensive income                     351          39
                                                       -------     -------

                                                        28,882      27,261

Treasury stock (at cost, 44,866 shares in
   2001 and 2000)                                         (993)       (993)
                                                       -------     -------

   Total Stockholders' Equity                           27,889      26,268
                                                       -------     -------

   Total Liabilities and Stockholders' Equity         $272,265    $248,600
                                                       =======     =======


       The accompanying notes are an integral part of these statements.


                           HIGHLANDS BANKSHARES, INC.
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                            (In Thousands of Dollars)

                                                                Accumulated
                                                                    Other
                                 Common                Retained Comprehensive   Treasury
                                  Stock     Surplus    Earnings  Income (Loss)    Stock      Total


Balance, December 31, 2000     $   2,734   $   1,662   $   22,826   $   39       $ (993)   $ 26,268
  Comprehensive Income
  Net Income                                                1,821                             1,821
  Net change in unrealized
   appreciation on
   investment securities
   available for sale,
   net of taxes                                                        312                      312
                                                                                              -----

  Total Comprehensive
   Income                                                                                     2,133
  Dividends paid                                             (512)                             (512)
                                   -----      -----         -----    -----        -----       -----

  Balances, September 30,
   2001                           $2,734     $1,662       $24,135   $  351       $ (993)    $27,889
                                   =====      =====        ======    =====        =====      ======



                                                                 Accumulated
                                                                    Other
                                Common                 Retained  Comprehensive  Treasury
                                 Stock      Surplus    Earnings  Income (Loss)    Stock      Total

Balance, December 31, 1999     $   2,734     $1,662     $21,067    $ (246)       $ (993)    $24,224
  Comprehensive Income
  Net Income                                              1,654                               1,654
  Net change in unrealized
   appreciation on
   investment securities
   available for sale,
   net of taxes                                                       138                       138
                                                                                              -----

  Total Comprehensive
   Income                                                                                     1,792
  Dividends paid                                           (467)                               (467)
                                   -----      -----       -----      -----         -----       -----

  Balances, September 30,
   2000                           $2,734     $1,662     $22,254    $ (108)       $ (993)    $25,549
                                   =====      =====      ======     =====         =====      ======

       The accompanying notes are an integral part of these statements.

                           HIGHLANDS BANKSHARES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In Thousands of Dollars)

                                                          Nine Months Ended
                                                            September 30,
                                                         2001        2000
                                                        ------      ------
Cash Flows from Operating Activities:
   Net income                                           $ 1,821     $ 1,654
   Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depreciation                                         383         352
       Income from insurance contracts                     (145)       (138)
       Net security amortization                             70          32
       Provision for loan losses                            390         310
       Increase in interest receivable                     (197)       (308)
       Decrease in other assets                             (89)       (147)
       Increase in accrued expenses                         926         708
                                                         ------      ------

   Net Cash Provided by Operating Activities              3,159       2,463
                                                         ------      ------

Cash Flows from Investing Activities:

   Net change in federal funds sold                      (9,140)     (2,860)
   Proceeds from maturities of securities
     available for sale                                  15,289       5,743
   Proceeds from maturities of securities
     held to maturity                                       603         386
   Purchase of other investments                            (29)        (17)
   Net change in time deposits in other banks               339         241
   Purchase of securities available for sale            (18,767)     (5,408)
   Net change in loans to customers                     (11,907)    (17,759)
   Purchase of property and equipment                      (711)     (1,206)
   Proceeds from sale of property and equipment                          11
                                                         ------      ------

   Net Cash Consumed by Investing Activities            (24,323)    (20,869)
                                                        -------     -------

Cash Flows from Financing Activities:
   Net increase in deposits                              20,968      15,407
   (Repayment of) increase in borrowed money               (450)      2,076
   Advances of borrowed money                               600
   Payment of dividends                                    (512)       (467)
                                                         ------      ------

   Net Cash Provided by Financing Activities             20,606      17,016
                                                         ------      ------

Net Decrease in Cash and Cash Equivalents                  (558)     (1,390)

Cash and Cash Equivalents, Beginning of Period            7,062       7,312
                                                         ------      ------

Cash and Cash Equivalents, End of Period                $ 6,504     $ 5,922
                                                         ======      ======

Supplementary Disclosures:
   Cash paid for:
     Income taxes                                       $ 1,392     $   808
     Interest expense                                     6,997       6,063


       The accompanying notes are an integral part of these statements.

                           HIGHLANDS BANKSHARES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1    ACCOUNTING PRINCIPLES:

             The consolidated financial statements conform to generally accepted accounting principles and to general industry practices. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 2001, and the results of operations for the nine and three month periods ended September 30, 2001 and 2000. The notes included herein should be read in conjunction with the notes to financial statements included in the 2000 annual report to stockholders of Highlands Bankshares, Inc.


NOTE 2    SECURITIES HELD TO MATURITY:

             The amortized cost and market value of securities held to maturity as of September 30, 2001 and December 31, 2000, are as follows:

                                              2001               2000
                                      Amortized  Market   Amortized  Market
                                         Cost     Value      Cost     Value
                                      ---------- -------  ---------- -------

          US Treasury securities and
            obligations of US government
            corporations and agencies   $     7  $     7    $   97  $    97
          Obligations of states and
            political subdivisions        1,698    1,753     2,131    2,137
                                         ------   ------     -----   ------

            Total                       $ 1,705  $ 1,760    $2,228  $ 2,234
                                         ======   ======     =====   ======


NOTE 3    SECURITIES AVAILABLE FOR SALE:

             The amortized cost and market value of securities available for sale as of September 30, 2001 and December 31, 2000, are as follows:

                                              2001               2000
                                       Amortized Market   Amortized  Market
                                         Cost     Value      Cost     Value
                                      ---------- -------  ---------- -------

          US Treasury securities and
            obligations of US government
            corporations and agencies   $16,875  $17,223   $21,436  $21,495
          Obligations of states and
            political subdivisions        3,588    3,689       772      789
          Corporate debt securities       5,575    5,694       508      500
          Other investments                  61       54        58       51
                                         ------   ------     -----   ------

            Total                       $26,099  $26,660   $22,774  $22,835
                                         ======   ======    ======   ======

                           HIGHLANDS BANKSHARES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 4    LOANS OUTSTANDING:

             A summary of loans outstanding as of September 30, 2001 and December 31, 2000, is as follows:

                                                        2001       2000

          Commercial                                  $40,871    $ 37,682
          Real estate - construction                    4,382       4,061
                      - mortgages                     106,839     101,890
          Consumer installment                         48,998      46,191
                                                       ------     -------

            Total                                     201,090     189,824
          Unearned interest                              (246)       (556)
                                                       ------     -------

            Net loans outstanding                    $200,844    $189,268
                                                      =======     =======


NOTE 5    INVESTMENT IN INSURANCE CONTRACTS:

             Investments in insurance contracts consist of single premium insurance contracts which have the dual purposes of providing a rate of return to the Company which approximately equals the rate of return on one year Treasury obligations and providing life insurance and retirement benefits to employees. The carrying value of these investments was $4,999,000 at September 30, 2001 and $4,854,000 at December 31, 2000.


NOTE 6     BUSINESS COMBINATIONS:

              The Grant County Bank purchased the stock of the Stockmans Bank of Harman on July 26, 2000 and immediately merged it into Grant to be operated as a branch of the Bank. The addition increased total deposits and assets by about $9 million dollars.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Overview

    Year to Date Operations

    The Company's nine month income of $1,821,000 was an increase of $167,000 over 2000 amounts and represents a 10.10% increase in net income and earnings per share compared to 2000 operations. Earnings represented an annualized return on equity of 8.97% for the first nine months of 2001 compared to 8.90% for the same period in 2000. The annualized return on average assets was .93% in the first nine months of 2001 compared with .97% in the first nine months of 2000.

    The tax equivalent net interest income increased by $704,000 in 2001 as the result of an increased level of income earning assets, namely loans. Returns on loans, which increased eighteen basis points, was partially responsible for the increase. Yields on fed funds and cash equivalents decreased by 165 basis points and yields on investments decreased by seventeen basis points. An increase of eighteen basis points in the overall cost of funds was the result of higher costs of interest expense related to the growth in certificates of deposit. The net interest margin was 4.25% of average earning assets for the first nine months of 2001 compared to 4.44% for the same period in 2000. Good loan demand and increased yields on loans are the primary reasons for the improvement in the dollar amount of the net interest margin.

    Noninterest income decreased .84% in 2001 compared to 2000 due mainly to lower income from service fees and overdraft charges and higher claims experience with the insurance company. Noninterest expenses increased 9.29% in 2001 largely due to costs relating to the opening of a new branch in Gore, Virginia in August, 2001 and a full year of operating costs at the Harman branch in West Virginia.

    Quarter Ending September 30 Operations

    Net income for the quarter ending September 30, 2001 decreased 5.69% to $580,000 when compared to 2000 income of $615,000. An increase in both interest expense and noninterest expense, as well as a fifty percent increase in the provision for loan loss more than offset the gain in interest income during the same nine month periods.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


Net Interest Income

    Year to Date Operations

    The Company's net interest income on a tax equivalent basis was $7,715,000 in the first nine months of 2001 compared to $7,011,000 for 2000. Contributing to the margin increase was higher yields on loans and a 14.81% increase in average earning assets. The increase was negatively impacted by a corresponding increase in interest bearing liabilities of 15.20%. This deposit increase reflects a 19.71% average growth in certificates of deposit over the past year. Average loans outstanding grew by 14.23% from 2000 to 2001. The loan growth reflects good local economic conditions, moderate interest rates and expanded banking facilities. The overall costs of funds reflects the high level of competition for deposits in the Company's service areas which have traditionally paid higher rates on deposits than larger statewide financial institutions.

    Actual loans outstanding at September 30, 2001 increased 8.98% over amounts at September 30, 2000 and 8.15% on annualized basis since December 31, 2000. The increase in loans has been the result of opening branches in new market areas (Stockmans and Gore) and a concerted effort to increase lending in existing markets. Loan growth has been funded by deposit growth, particularly in certificates of deposit. The 2.26% decrease in the tax equivalent net interest income for the third quarter of 2001 compared to the second quarter of 2001 is the result of depressed yields on short term investments in a decreasing interest rate environment. The Company anticipates its net interest margin to decrease slightly over the next six months until repricing of high-yielding certificates of deposit can occur.

    Quarter Ending September 30, 2001 Operations

    The Company's net interest income on a tax equivalent basis of $2,558,000 was 4.12% of average earning assets for the quarter ending September 30, 2001 compared to net interest income of $2,457,000 (4.48% of average earning assets) for the same period in 2000. Increased income from loans was the result of increases in volume as the level of average loans outstanding rose during the period. Yields on investment securities fell 86 basis points and yields on short-term investments fell an unprecedented 305 basis points from 2000 to 2001. Rates on interest bearing liabilities and borrowed money fell slightly from 5.00% in 2000 to 4.92% in 2001 tempering the above declines in returns on earning assets. The decreasing returns and cost of funds were caused by the Fed's actions of lowering interest rates during the year 2001. The Company expects future transaction deposit rates to remain stable, causing renewing and maturing instruments to reprice at lower rates while the Fed continues to influence the economy out of this recessionary trend.

    A complete yield analysis is shown as Table I on page 17.

Item 2 Management's   Discussion  and  Analysis  of  Financial   Condition  and
       Results of Operations (Continued)


Noninterest Income

    Year to Date Operations

    Noninterest income for the period ending September 30, 2001 decreased slightly (.60%) from amounts at September 30, 2000. Income from insurance operations was down $30,000 due to higher than usual claims while income from service charges was flat for the quarter.

    Quarter Ending September 30 Operations

    Noninterest interest income for the quarter ending September 30, 2001 decreased slightly ($3,000) as the result of items discussed in the preceding paragraph.

Noninterest Expenses

    Year to Date Operations

    Overall, noninterest expense increased 9.29% in the first nine months of 2001 when compared to the same period in 2000. Personnel expenses increased 7.60% as the result of the additional branches at Gore and Stockmans and inflationary raises. Occupancy and equipment expenses increased 12.67% as the result of higher depreciation on building improvements and additional equipment placed in service. Data processing expenses increased 6.70% as a result of general asset growth and expanded locations. Other noninterest expenses increased 12.11% due to additional advertising and customer incentives for new locations. The Company's annualized noninterest expenses, reduced by noninterest income, were 2.30% of average assets for the nine months ended September 30, 2001 versus 2.37% of average assets for the nine months ended September 30, 2000. The overall increase in noninterest expense of 9.29% compares favorably to the increase on assets of 13.45% over the last year.

    Quarter Ending September 30 Operations

    Overall, noninterest expenses increased 10.52% for the quarter ending September 30, 2001 compared to the quarter ending September 30, 2000. The reasons for the quarterly increase are the same as for the year-to-date increases and the percentage increases for the quarters are relatively the same as the year-to-date increases. Annualized noninterest expenses, reduced by noninterest income, for the quarter ended September 30, 2001 was 2.34% of average assets compared to 2.31% for the quarter ended September 30, 2000.

Item 2 Management's   Discussion  and  Analysis  of  Financial   Condition  and
       Results of Operations (Continued)

Provision for Income Taxes

    Year to Date Operations

    The provision for income taxes as a percentage of pretax income decreased from 36.21% in 2000 to 34.09% in 2001. The decrease was the result of 2000 state tax audit in which the field agent proposed several adjustments. The matter was resolved in October, 2001 to the benefit of the Company.

    Quarter Ending September 30 Operations

    The provision for income taxes as a percentage of pretax income decreased from 36.66% in 2000 to 34.24% in 2001. The decrease was the result of the state tax audit.

Loan Portfolio

    The Company is an active residential mortgage and construction lender and generally extends commercial loans to small and medium sized businesses within its primary service area. The Company's commercial lending activity extends across its primary service areas of Grant, Hardy, Mineral, Randolph, northern Pendleton, southeastern Hampshire counties in West Virginia and Frederick County in Virginia. Consistent with its focus on providing community-based financial services, the Company does not attempt to diversify its loan portfolio geographically by making significant amounts of loans to borrowers outside of its primary service area.

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

    Loans outstanding increased $11,576,000 or 6.12% in the first nine months of 2001. Increases in all types of loans were noted. The loan to deposit ratio was 84.55% at September 30, 2001 compared to 87.39% at December 31, 2000. Management believes this level of lending is satisfactory to generate adequate earnings without undue credit risk. Loan demand is expected to remain satisfactory in the near future with any growth a function of local and national economic conditions.

Item 2 Management's   Discussion  and  Analysis  of  Financial   Condition  and
       Results of Operations (Continued)


Asset Quality and Risk Elements

    Nonperforming loans include nonaccrual loans, loans 90 days or more past due and restructured loans. Nonaccrual loans are loans on which interest accruals have been suspended or discontinued permanently. Restructured loans are loans on which the original interest rate or repayment terms have been changed due to financial hardship of the borrower. Nonaccrual loans totaled $914,000 at September 30, 2001 compared to $57,000 at June 30, 2001 and $32,000 at December 31, 2000. The increase in nonaccrual loans in the third quarter is primarily the result of three large borrowers who either declared bankruptcy, discontinued operations or have stopped making loan payments.

    Real estate acquired through foreclosure was $62,000 at September 30, 2001 and $171,000 at December 31, 2000. All foreclosed property held at September 30, 2001 was in the Company's primary service area. The Company's practice is to value real estate acquired through foreclosure at the lower of (i) an independent current appraisal or market analysis less anticipated costs of disposal, or (ii) the existing loan balance. The Company is actively marketing all foreclosed real estate and does not anticipate material write-downs in value before disposition.

    An inherent risk in the lending of money is that the borrower will not be able to repay the loan under the terms of the original agreement. The allowance for loan losses (see subsequent section) provides for this risk and is reviewed periodically for adequacy. This review also considers concentrations of loans in terms of geography, business type or level of risk. While lending is geographically diversified within the service area, the Company does have some concentration of loans in the area of agriculture (primarily poultry farming), timber and related industries. Management recognizes these concentrations and considers them when structuring its loan portfolio. As of September 30, 2001, management is not aware of any significant potential problem loans in which the debtor is currently meeting their obligations as stated in the loan agreement but which may change in future periods.

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

    The additional provision for loan losses in 2001 is due to an increase in loans outstanding and the increase in nonaccrual loans which is discussed above.

     In evaluating the portfolio, loans are segregated into a variety of pools including: substandard, watch, past due over 90 days (by type). Each of these pools are assigned loss potentials based on industry standards or management estimates. The remainder of the portfolio is segregated by loan type. Potential losses are evaluated based on historic losses and are adjusted due to the inherent uncertainties within the portfolio. Finally loss percentages are assigned to loan commitments. The Boards of Directors of the banks review and approve the allowances on a quarterly basis.

Item 2 Management's   Discussion  and  Analysis  of  Financial   Condition  and
       Results of Operations (Continued)


Allowance for Loan Losses (Continued)

    The provision for credit losses and changes in the allowance for credit losses are shown below (in thousands of dollars).

                                       Quarter Ended    Nine Months Ended
                                       September 30,       September 30,
                                      ---------------     ---------------
                                       2001    2000       2001     2000
                                      ------- ------     -------  ------

    Balance, beginning of period     $ 1,700  $ 1,459    $ 1,493  $ 1,318
    Allowance relating to loans
      acquired in purchase of branch               88                  88
    Net charge-offs (recoveries)
      Charge-offs                       (317)    (105)      (504)    (244)
      Recoveries                          34       24        173       84
                                      ------   ------     ------   ------

    Total net charge-offs *             (283)     (81)      (331)    (160)
    Provision for credit losses          135       90        390      310
                                      ------   ------     ------   ------

      Balance, End of Period         $ 1,552  $ 1,556    $ 1,552  $ 1,556
                                      ======   ======     ======   ======

   * Components of net charge-offs:
      Real estate mortgages          $   (40) $   (32)   $   (40) $   (62)
      Commercial                        (166)      (4)      (174)     (21)
      Installment                        (73)     (33)      (113)     (65)
      Credit card                         (4)     (12)        (4)     (12)
                                      ------   ------     ------   ------

      Total                          $  (283) $   (81)   $  (331) $  (160)
                                      ======   ======     ======   ======

    The allowance for credit losses of $1,552,000 at September 30, 2001, is down $148,000 from its level at June 30, 2001, and up $59,000 from December 31, 2000 levels. The allowance was equal to .77%, .85% and .79% of total loans at September 30, 2001, June 30, 2001 and December 31, 2000, respectively.

     The following table shows the allocation of loans in the loan portfolio and the corresponding amounts of the allowance allocated by loan types as of September 30, 2001 and December 31, 2000:


                       September 30, 2001                         December 31, 2000
                       ------------------                         -----------------

   Loan        Allowance   Percentage Percentage of       Allowance  Percentage   Percentage of
   Type       Allocation  of Allowance Total Loans       Allocation  of Allowance  Total Loans


Commercial      $  685         44%         20%             $  656         44%          20%
Mortgage           359         23%         55%                239         16%          56%
Consumer           500         32%         25%                590         39%          24%
Credit cards         8          1%           %                  8          1%            %
               -------        ---         ---              ------        ---           ---
%

   Totals       $1,552        100%        100%             $1,493        100%         100%
                 =====        ===         ===               =====        ===          ===

     Commercial loans carry the largest percentage of the allowance as these loans tend to be more sensitive to changes in economic conditions and generally show losses earlier than consumer and mortgage lending. Mortgage lending carries a lower percentage of the allowance as losses on these types of loans have shown a lower loss rate in previous periods and tend to be well collateralized. Consumer and credit card losses tend to have a loss rate that is reflective both of the current economy and the levels of collateral required by the lender and have been a moderate source of losses in prior periods.

Item 2 Management's   Discussion  and  Analysis  of  Financial   Condition  and
       Results of Operations (Continued)


Securities

     The Company's securities portfolio serves numerous purposes. Portions of the portfolio may secure certain public and trust deposits. The remaining portions are held as investments or used to assist the Company in liquidity and asset/liability management. Total securities at September 30, 2001 were $29,157,000 compared to $25,826,000 at December 31, 2000. Securities as a percentage of total assets were 10.71% at September 30, 2001 compared to 10.39% at December 31, 2000.

     The level of securities has declined slightly from previous years due to good loan demand and relatively low yields on investments.

     The securities portfolio consists of three components, specifically, securities held to maturity, securities available for sale and other investments. Securities are classified as held to maturity when management has the intent and the Company has the ability at the time of purchase to hold the securities to maturity. Held to maturity securities are carried at cost, adjusted for amortization of premiums and accretion of discounts. Securities to be held for indefinite periods of time are classified as available for sale and accounted for at market value. Securities available for sale include securities that may be sold in response to changes in market interest rates, changes in the security's prepayment risk, increases in loan demand, general liquidity needs and other similar factors. Other investments include restricted securities whose ownership is required to participate in certain governmental programs.
The Company's recent purchases of all securities have generally been limited to securities of high credit quality with short to medium term maturities. Changes in the market values of securities available for sale are reflected as changes in stockholders' equity, net of the deferred tax effect. As of September 30, 2001, the cost of the securities available for sale exceeded their market value by $561,000 ($351,000 after tax considerations).

Deposits

     The Company's main source of funds remains deposits received from individuals, governmental entities and businesses located within the Company's service area. Deposit accounts include demand deposits, savings, money market and certificates of deposit.

     Total deposits increased 9.68% between December 31, 2000 and September 30, 2001, in all deposit areas except money market checking and money market saving accounts. The cost of funds for the first nine months of 2001 was 4.94% compared to 4.76% for the same period in 2000. The costs on all saving and demand deposits decreased during the period due to substantial declines in market yields in 2001. Rates on certificates increased in the first nine months of 2001 due to contracts entered into in prior years as part of a program to attract and retain deposits. The majority of the Company's deposits are time deposits which are attractive to persons seeking high yields on their deposits but without the need for liquidity. The Company has not actively pursued deposits in excess of $100,000 but has seen a substantial increase in these deposits in the first nine months of 2001 due to the sale of a large poultry producer in the area which generated significant cash to local farmers and the general decline in the stock market in 2001.

Capital

     The Company seeks to maintain a strong capital base to expand facilities, promote public confidence, support current operations and grow at a manageable level. As of September 30, 2001, the Company's total risk based capital ratio was 15.11% which is far above the regulatory minimum of 8.0%. The leverage ratio of total capital to total assets was 10.24% at September 30, 2001 which is comparable to the Company's peer group.

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

     At September 30, 2001 the Company had a negative gap position. This liability sensitive position typically produces an unfavorable contribution to earnings during a period of increasing rates. With the largest amount of interest sensitive assets and liabilities repricing within three years, the Company monitors these areas very closely. Early withdrawal of deposits, prepayments of loans and loan delinquencies are some of the factors that could affect actual versus expected cash flows. In addition, changes in rates on interest sensitive assets and liabilities may not be equal, which could result in a change in net interest margin. While the Company does not match each of its interest sensitive assets against specific interest sensitive liabilities, it does review its positions regularly and takes actions to reposition itself when necessary.

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

Table I

                           HIGHLANDS BANKSHARES, INC.
                          NET INTEREST MARGIN ANALYSIS
                          (Dollar Amounts in Thousands)

                           Nine Months Ended              Nine Months Ended
                          September 30, 2001             September 30, 2000

                     Average    Income/            Average     Income/
                     Balance    Expense   Rates    Balance     Expense   Rates

Rate Related Income
   Loans
     Commercial    $ 41,076   $  2,695     8.75%  $ 32,251   $  2,102    8.69%
     Consumer        47,642      3,799    10.63%    40,853      3,150   10.28%
     Real Estate    108,255      6,982     8.60%    99,324      6,309    8.47%
                    -------    -------   ------    -------    -------   -----

     Total          196,973     13,476     9.12%   172,428     11,561    8.94%

   Federal funds
     sold            11,443        363     4.23%     4,654        214    6.13%
   Interest bearing
     deposits         5,710        183     4.27%     3,297        137    5.54%
   Investments
     Taxable         24,375      1,101     6.02%    27,091      1,245    6.13%
     Tax exempt 1     3,421        190     7.41%     3,249        203    8.33%
                    -------    -------   ------    -------    -------   -----

   Total Earning
     Assets 1       241,922     15,313     8.44%   210,719     13,360    8.45%
                    -------    -------   ------    -------    -------   -----

Interest Expense
   Demand deposits   28,410        432     2.03%    30,235        651    2.87%
   Savings           24,908        439     2.35%    21,324        468    2.93%
   Time deposits    147,495      6,565     5.93%   123,209      5,089    5.51%
   Other borrowed
     money            4,096        162     5.27%     3,109        141    6.05%
                    -------    -------   ------    -------    -------   -----

   Total Interest
     Bearing
     Liabilities    204,909      7,598     4.94%   177,877      6,349    4.76%
                    -------    -------   ------    -------    -------   -----

   Net Interest Margin        $  7,715                       $  7,011
                               =======                        =======

Net Yield on Interest
   Earning Assets 1                        4.25%                         4.44%
                                         ======                         =====

1  Yields are on a taxable equivalent basis using an assumed tax rate of 37%.


       17 (Continued)
Table I (Continued)

                           HIGHLANDS BANKSHARES, INC.
                          NET INTEREST MARGIN ANALYSIS
                          (Dollar Amounts in Thousands)

                           Three Months Ended            Three Months Ended
                           September 30, 2001            September 30, 2000

                     Average    Income/            Average     Income/
                     Balance    Expense    Rates   Balance     Expense   Rates

Rate Related Income
   Loans
     Commercial     $ 41,620  $     904    8.69%   $  33,996   $   757    8.91%
     Consumer         49,176      1,318   10.72%      43,602     1,149   10.54%
     Real Estate     110,101      2,331    8.47%     102,896     2,238    8.70%
                     -------   --------   -----     --------    ------  ------

     Total           200,897      4,553    9.07%     180,494     4,144    9.18%

   Federal funds
     sold             13,883        115    3.31%       4,976        83    6.67%
   Interest bearing
     deposits          5,470         51    3.73%       3,362        52    6.19%
   Investments
     Taxable          27,535        366    5.32%      26,814       413    6.16%
     Tax exempt 1      3,683         65    7.06%       3,533        71    8.04%
                     -------   --------   -----     --------    ------  ------

   Total Earning
     Assets 1        251,468      5,150    8.19%     219,179     4,763    8.69%
                     -------   --------   -----     --------    ------  ------

Interest Expense
   Demand deposits    27,038        122    1.80%      28,487       213    2.99%
   Savings            25,728        132    2.05%      22,090       170    3.08%
   Time deposits     151,257      2,251    5.95%     129,426     1,850    5.72%
   Other borrowed
     money             4,170         57    5.47%       4,356        73    6.70%
                     -------   --------   -----     --------    ------  ------

   Total Interest
     Bearing
     Liabilities     208,193      2,562    4.92%     184,359     2,306    5.00%
                     -------   --------   -----     --------    ------  ------

   Net Interest Margin        $   2,588                        $ 2,457
                               ========                         ======

Net Yield on Interest
   Earning Assets 1                        4.12%                          4.48%
                                          =====                         ======

1  Yields are on a taxable equivalent basis using an assumed tax rate of 37%.

TABLE II

                           HIGHLANDS BANKSHARES, INC.
                       INTEREST RATE SENSITIVITY ANALYSIS
                               SEPTEMBER 30, 2001
                            (In Thousands of Dollars)


                         1 - 90  91 - 365 1 to 3   3 to 5  More than
                          Days     Days    Years    Years   5 Years   Total
EARNINGS ASSETS

   Loans                $28,715 $ 86,846 $ 52,265 $ 25,770 $ 7,248  $200,844
   Fed funds sold        16,180                                      16,180
   Securities and other
     investments          3,394    4,058   13,554    2,681   5,470   29,157
   Time deposits in
     other banks          4,622    1,200      200                     6,022
                         ------  -------  -------  -------  ------   ------

   Total                 52,911   92,104   66,019   28,451  12,718   252,203
                         ------  -------  -------  -------  ------   -------


INTEREST BEARING LIABILITIES

   Transaction accounts  16,760                                      16,760
   Money market accounts 10,326                                      10,326
   Savings accounts      25,649                                      25,649
   Time deposits more
     than $100,000        7,916   25,128    8,865    3,504           45,413
   Time deposits less
     than $100,000       18,842   61,962   21,561    8,299      81  110,745
   Other borrowed money      46    1,253      734    1,100   1,026    4,159
                         ------  -------  -------  -------  ------   ------

   Total                 79,539   88,343   31,160   12,903   1,107  213,052
                         ------  -------  -------  -------  ------  -------


Rate sensitivity GAP    (26,628)   3,761   34,859   15,548  11,611   39,151

Cumulative GAP          (26,628) (22,867)  11,992   27,540  39,151

Ratio of cumulative
   interest sensitive
   assets to cumulative
   interest sensitive
   liabilities            66.52%   86.38%  106.02%  112.99% 118.38%


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

                                       HIGHLANDS BANKSHARES, INC.



                                       LESLIE A. BARR
                                       -----------------------------
                                       Leslie A. Barr
                                       President


                                       CLARENCE E. PORTER
                                       -----------------------------
                                       Clarence E. Porter
                                       Secretary/Treasurer





Date:  November 14, 2001