Form 10-K
period 2001-12-31
HIGHLANDS BANKSHARES INC /WV/
filed 2002-03-28
CIK 756862

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                    FORM 10-K

        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

For fiscal year ended December 31, 2001         Commission file number: 0-16761

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

                              Common Stock - $5 Par

    Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ..X. No
.....

    Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

    Issuer's revenues for its most recent fiscal year:  $21,401,065

    The aggregate market value of the 457,154 shares of Common Stock of the registrant issued and outstanding held by nonaffiliates on March 1, 2002 was approximately $ 22,400,546 based on the closing sales price of $ 49.00 per share on that date. For purposes of this calculation, the term "affiliate" refers to all directors and executive officers of the registrant.

    State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of March 1, 2002 - 501,898

                      DOCUMENTS INCORPORATED BY REFERENCE:

    Proxy Statement of Highlands Bankshares, Inc. filed via Form DEF 14A on March 13, 2002.

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

    Employees

    As of December 31, 2001, The Grant County Bank had 58 full time equivalent employees and Capon Valley Bank had 42 full time equivalent employees. Highlands employs two persons as full time equivalents. No person is employed by HBI Life on a full time basis. HBTC had two full time equivalent employees at year-end.

    Competition

    The banks' primary trade area is generally defined as Grant County, Hardy County, Mineral County, Randolph County, Frederick County, portions of Western Maryland and the northern part of Pendleton County. This area includes the cities of Petersburg, Wardensville, Moorefield and Keyser and several rural towns. The banks' secondary trade area includes portions of Hampshire County in West Virginia. The banks compete with four state chartered banks and six national banks. In addition, the banks compete with money market mutual funds and investment brokerage firms for deposits in their service area. No financial institution has been chartered in the area within the last five years although branches of state and nationally chartered banks have located in this area within this time period. Competition for new loans and deposits in the banks' service area is quite intense and all banks have been forced to pay rates on deposits which exceed the national averages.

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

Item 2. Description of Properties

    The Grant County Bank's main office is located on Main Street in Petersburg, West Virginia. In July 2000, the Bank acquired a full service branch in Harman through the purchase of the Stockmans' Bank of Harman. This location primarily serves Randolph County. The Bank also has branch facilities in Moorefield, Keyser and Riverton, West Virginia which provide banking services in Hardy County, Mineral County, and northwest Pendleton County, respectively. The Riverton branch building is leased while all other locations are owned by the Bank.

    Capon Valley Bank has its main office in Wardensville, West Virginia and branch offices located in Moorefield and Baker, West Virginia and Gore, Virginia. The Wardensville location was substantially renovated and expanded in 2000 to enhance customer service. Capon's offices serve mainly Hardy County and Hampshire County, West Virginia, with the Gore branch servicing Frederick County, Virginia. All facilities include state-of-the-art drive in and automated teller operations. All facilities are owned by the Bank and considered adequate for current operations.

Item 3. Legal Proceedings

    Management is not aware of any material pending or threatened litigation in which Highlands or its subsidiaries may be involved as a defendant. In the normal course of business, the banks periodically must initiate suits against borrowers as a final course of action in collecting past due loans.


Item 4. Submission of Matters to a Vote of Security Holders

     Highlands has not submitted any matters to the vote of security holders for the quarter ending December 31, 2001.


Part II

Item 5. Market for Common Equity and Related Stockholder Matters

    The Company had approximately 825 stockholders of record as of March 1, 2002. This amount includes all shareholders, whether titled individually or held by a brokerage firm or custodian in street name. The Company's stock is not traded on any national or regional stock exchange although brokers in Cumberland, Maryland or Winchester and Harrisonburg, Virginia may occasionally initiate or be a participant in a trade. Terms of an exchange between individual parties may not be known to the Company. The following outlines the dividends paid and market prices of the Company's stock based on prices disclosed to management. Prices have been provided by a broker in Winchester who is making a market in the Company's stock. Such prices may not include retail mark-ups, mark-downs or commissions.


                             Dividends          Market Price Range
           2001              Per Share          High             Low
           ----              ---------          ----             ---

        First Quarter          $.34            $51.00         $47.00
        Second Quarter          .34             50.00          47.13
        Third Quarter           .34             50.25          47.75
        Fourth Quarter          .34             50.00          46.60


           2000

        First Quarter          $.31            $59.00         $57.00
        Second Quarter          .31             58.50          50.13
        Third Quarter           .31             55.00          51.00
        Fourth Quarter          .31             51.00          48.00

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

    The Company's 2001 net income of $2,480,785 represents a 4.19% increase in net income and earnings per share compared to 2000. This represented a return on average equity of 9.08% for 2001 compared to 9.40% for 2000. Returns on average assets for 2001 and 2000 were .94% and 1.03%, respectively. The increase in earnings was due to an increase in the volume of earning assets and was achieved in spite of a declining interest margin.

    The tax equivalent interest income increased by $2,001,000 in 2001 to $20,306,000 as compared to 2000. A 14.16% increase in the level of earning assets, nearly double the previous year's increase, more than offset the decrease in yields for 2001, creating the earnings improvement. A 12.49% increase in average loans outstanding was the result of a good local economy and was spread across all types of loans. The increase was also partly attributable to the acquisition of the branch at Harman. The funding of the asset growth was from deposits of local customers (primarily time deposits) and declines in securities available for sale.

    Noninterest income decreased 5.47% in 2001 compared to 2000 due to an absence of security gains, a slight reduction in service charge income and an increase in the claims experience in the insurance company over year 2000. Noninterest expenses increased 8.74% in 2001 due mainly to the higher personnel and occupancy expenses.


Net Interest Margin

    2001 compared to 2000

    The Company's net interest margin on a tax equivalent basis was $10,257,000 for 2001 compared to $9,515,000 for 2000. The increase was due to an increase in average earning assets (14.16%) while maintaining deposit and borrowings liability costs at 4.84% for both years. Average loans outstanding grew by 12.49% from 2000 to 2001. This growth reflected good local economic conditions, even in a declining interest rate environment. The overall cost of funds reflected the high level of competition for deposits in the Company's service area which has traditionally paid higher rates on deposits than larger, statewide financial institutions. Efforts to reduce this discrepancy have been moderately successful and are expected to show future benefits in the form of lower interest expenses. The deposit increase was the result of growth in the area of time deposit accounts and was obtained primarily from customers in the immediate service areas.

    Loans outstanding at December 31, 2001 increased 8.56% over amounts at December 31, 2000. The loan increase was the result of continued efforts to increase lending in existing markets. Loan growth was funded primarily by deposit growth, with a small amount of additional borrowings from the Federal Home Loan Bank. The increase in the dollar amount of tax equivalent net interest margin for 2001 over the 2000 amounts is the result of an annualized growth in average earning assets of 14.16%. The Company anticipates its net interest margin to remain stable or rise slightly in the first six months of 2002 due to the maturing of higher rate liabilities. This improvement in the net interest margin should continue as long as interest rates remain stable or increase gradually. Rates paid on deposits are expected to stabilize over the next twelve months as the Federal Reserve Bank's rate cuts have been less frequent and the economy shows signs of recovery. Returns on most loans have repricing opportunities within the next twelve months and the Company should be able to slightly improve its net interest margin in this anticipated rate environment.

    A summary of the net interest margin analysis is shown as Table II on page
22.

    2000 Compared to 1999

    The Company's net interest margin on a tax equivalent basis was $9,515,000 for 2000 compared to $8,716,000 for 1999. The increase was due to an increase in average earning assets (7.11%) and a consistent spread (the difference in rates earned on assets and paid on liabilities) of 3.70% in 1999 to 3.69% in 2000. Average loans outstanding grew by 13.48% from 1999 to 2000. This growth reflected good local and national economic conditions, slightly increasing interest rates and acquiring an additional banking facility. The deposit increase represented growth in savings and time deposit accounts and was obtained primarily from customers in the immediate service areas.

    Loans outstanding at December 31, 2000 increased 13.60% over amounts at December 31, 1999. The loan increase was the result of acquiring a branch in a new market area and continued efforts to increase lending in existing markets. Loan growth was funded primarily by deposit growth with declines in the level of security investments. The net interest margin for 2000 was 4.43% and for 1999 was 4.35%, reflecting the results of increasing rates on all types of earning assets and all types of deposit accounts.

    A summary of the net interest margin analysis is shown as Table II on Page
22.


Provision for Loan Losses

    The Company's provisions for loan losses were $600,000 for 2001, $500,000 for 2000, and $320,000 for 1999. Net loan losses were $490,000 in 2001 compared to $412,000 in 2000 and $357,000 in 1999. The Company's three year charge off rate of .24% of average loans outstanding compares closely with its peer group. The 2001 charge off percentage of .25% of average loans was slightly above the peer group average for the year 2001 and reflects some charged off loans acquired in the prior year acquisition of the Harman Branch. (See the following discussion relating to the allowance for loan losses.)


Noninterest Income

    2001 Compared to 2000

    Noninterest income for 2001 decreased 5.47% from 2000. Decreases in service charge income of 1.76% were largely due to the loss of one large corporate customer which was bought and financially managed from outside the local area. Decreases in insurance commissions of 23.70% were the result of above average claims experienced during the year. Offsetting these declines was greater income from investments in insurance contracts which showed improved profitability in 2001. There were no gains or losses on security transactions in 2001 as no securities were sold. The $104,000 gain on security transactions in 2000 was due to unusual circumstances involving securities involved in the acquisition of the Stockmans Bank and were not repeated in 2001.

    2000 Compared to 1999

    Overall noninterest income increased in 2000 by 23.03% when compared with 1999 operations. Increases in service charge income were the result of volume increases and increased rates for non sufficient funds (NSF) checks. Other operating income declined due to a $165,000 gain from the demutualization of an insurance company in 1999 which was not repeated in 2000. The Company did recognize greater income from investments in insurance contracts due to a complete year of investing in these assets. Gains of $104,000 from the sale of investments in 2000 compared to losses from the sale of investments in 1999 of $65,000 added $169,000 to total noninterest income.

Noninterest Expenses

    2001 Compared to 2000

    Total noninterest expenses increased 8.74% in 2001 when compared with 2000 operations. Salaries and benefits increased 8.49% due to the increase in staff at the new branches, merit raises and higher benefit costs. Average full time equivalent employees increased 9.89% in 2001 due mainly to staffing the new branches in Gore, VA and Harman. The costs of occupancy and equipment increased 18.82% due to depreciation associated with the new and renovated facilities and equipment upgrades. Data processing expenses increased by 8.03% due to general asset growth and expanded locations. Other operating expenses increased 4.30% for all of the reasons cited above. Noninterest expense as a percentage of average assets was 2.73% in 2001 compared to 2.86% in 2000 and 2.74% in 1999. These ratios compare favorably to the Company's peer group. The overall increase in noninterest expenses is a reflection of additional locations which generally take one to three years to become profitable.

    2000 Compared to 1999

    Overall, noninterest expense increased 12.15% in 2000 when compared to 1999. Personnel expenses increased 12.34% as the result of additional locations, higher benefit costs and merit raises. Occupancy and equipment expenses increased 14.78% as the result of a full year of costs, including depreciation, for the Moorefield branch and equipment upgrades. Data processing expenses increased by 3.45% as a result of volume growth and expanded locations. Other noninterest expenses increased by 13.22% due to asset growth and new locations costs.


Financial Condition

     Loan Portfolio

     The Company is an active residential mortgage and construction lender and generally extends commercial loans to small and medium sized businesses within its primary service area. The Company's commercial lending activity extends across its primary service areas of Grant, Hardy, Hampshire, Mineral, Randolph, northern Pendleton counties and Frederick County, VA. Consistent with its focus on providing community-based financial services, the Company does not attempt to diversify its loan portfolio geographically by making significant amounts of loans to borrowers outside of its primary service area.

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

    Loans outstanding increased $16,201,000 or 8.56% in 2001. All loan types recognized significant growth with the exception of real estate construction. The loan to deposit ratio was 84.89% at December 31, 2001 compared to 87.39% at December 31, 2000. Management believes this level of lending activity is satisfactory to generate adequate earnings without undue credit risk. Loan demand is expected to remain satisfactory in the near future with any growth a function of local and national economic conditions.

     The following table presents the year-end balances of loans, classified by type (in thousands):

                           2001      2000      1999       1998      1997
                           ----      ----      ----       ----      ----
     Real estate loans:
       Construction and
        land
        development     $  4,105   $ 4,096   $  3,296   $ 2,969   $  2,189
       Secured by
        farmland           9,464    10,059      9,219     9,586      9,436
       Secured by 1-4
        family
        residential
        properties        75,771    72,408     67,775    64,372     59,126
       Secured by multi-
        Family (5 or
        more) residential
        properties
       Secured by nonfarm,
        non-residential
        properties        48,282    39,122     33,064    28,142     26,076

     Loans to farmers      1,238       567        391       449        541
     Commercial and
       industrial
       loans               9,652     8,029      6,568     4,498      3,101
     Consumer loans       56,366    54,691     46,266    38,353     35,414
     Loans for nonrated
       industrial
       development
       obligations           458       275
     All other loans         133        21         35        15      1,222
                         -------    ------    -------    ------    -------

       Loans - net of
        unearned
        income          $205,469  $189,268   $166,614  $148,384   $137,105
                         =======    =======   =======    =======   =======


     There were no foreign loans outstanding during any of the above periods.


     The following table summarizes the Company's loan portfolio, net of unearned income:

                                                  At December 31,
                                 ----------------------------------------------
                                            2001        2000        1999
                                            ----        ----        ----
                                              (In Thousands of Dollars)
     Real Estate:
       Mortgage                           $111,668    $101,890    $ 93,391
       Construction                          3,868       4,061       3,296
     Commercial                             42,204      37,681      31,567
     Installment                            47,927      46,191      39,994
                                           -------     -------     -------

                                           205,667     189,823     168,248
     Less unearned discount                   (198)       (555)     (1,634)
                                           --------    -------     -------

                                           205,469     189,268     166,614
     Allowance for loan losses              (1,603)     (1,493)     (1,318)
                                           --------    -------     -------

       Loans, net                         $203,867    $187,775    $165,296
                                           =======     =======     =======

     The following table shows the maturity of loans outstanding (in thousands of dollars) as of December 31, 2001, 2000 and 1999.

    Maturity Range                          2001        2000        1999
    --------------                          ----        ----        ----

     Predetermined Rates:
       0 - 12 months                      $ 99,049    $105,054    $ 91,080
       13 - 60 months                       68,106      75,918      61,193
       More than 60 months                  37,429       8,264      14,147
     Nonaccrual Loans                          885          32         194
                                           -------     -------     -------

       Total Loans                        $205,469    $189,268    $166,614
                                           =======     =======     =======


     The following table shows the Company's loan maturity distribution (in thousands of dollars) as of December 31, 2001:
                                             Maturity Range
                                Less Than     1-5        Over
       Loan Type                  1 Year     Years      5 Years    Total
       ---------                 -------     -----      -------    -----

     Commercial and
       Agricultural Loans     $ 29,425    $  6,280    $  6,499    $ 42,204
     Real Estate - mortgage     53,274      27,376      31,018     111,668
     Real Estate -
      construction               3,868                               3,868
     Consumer - installment     12,482      34,450         797      47,729
                               -------     -------     -------     -------

       Total                  $ 99,049    $ 68,106    $ 38,314    $205,469
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

     Real estate acquired through foreclosure was $58,250 at December 31, 2001, $110,000 at December 31, 2000 and $121,000 at December 31, 1999. All foreclosed property held at December 31, 2001 was in the Company's primary service area. The Company's practice is to value real estate acquired through foreclosure at the lower of (i) an independent current appraisal or market analysis less anticipated costs of disposal, or (ii) the existing loan balance. The Company is actively marketing all foreclosed real estate and does not anticipate material write-downs in value before disposition.

     Nonperforming loans increased 16.69% at December 31, 2001 compared to 2000. Nonaccrual loans dramatically increased as the result of two bankruptcies. Loans 90 and more days past due decreased 1.96% in spite of an 8.56% increase in total loans outstanding. The decrease in delinquent loans is a net result of the reclassification of the two bankruptcies and a corresponding increase in commercial loans due to one failed business, one bankruptcy and one workout. In addition, a substantial portion of the delinquent real estate loans have been guaranteed by state or federal agencies. Management does not anticipate any significant losses from the current level of nonperforming assets.

     The following table summarizes the nonperforming loans:

                                                  At December 31,
                                          -------------------------------
                                           2001        2000        1999
                                           ----        ----        ----
                                               (Dollars in Thousands)

     Loans accounted for on a
       nonaccrual basis
       Real estate                       $   474      $   32      $   194
                                          ------       -----       ------

     Loans contractually past due 90 days
       or more as to interest or principal
       payments (not included in nonaccrual
       loans above)
         Commercial                          607          60           89
         Real estate                       1,352       1,984        1,465
         Installments                        336         297          140
                                          ------       -----       ------

       Total Delinquent Loans              2,295       2,341        1,694
                                          ------       -----       ------

       Total Nonperforming Loans         $ 2,769      $2,373      $ 1,888
                                          ======       =====       ======

    An inherent risk in the lending of money is that the borrower will not be able to repay the loan under the terms of the original agreement. The allowance for loan losses (see subsequent section) provides for this risk and is reviewed periodically for adequacy. This review also considers concentrations of loans in terms of geography, business type or level of risk. While lending is geographically diversified within the service area, the Company does have some concentration of loans in the area of agriculture (primarily poultry farming), timber and related industries. Management recognizes these concentrations and considers them when structuring its loan portfolio. As of December 31, 2001, management is not aware of any significant potential problem loans for which the debtor is currently meeting their obligations as stated in the loan agreement but which may change in future periods.

     As of December 31, 2001, the Company did not have any potential problem loans as defined in Guide 3 that would require disclosure.


Allowance for Loan Losses

     Management has analyzed the potential risk of loss on the Company's loan portfolio given the loan balances and the value of the underlying collateral and has recognized losses where appropriate. Nonperforming loans are closely monitored on an ongoing basis as part of the Company's loan review process. Management reviews the loan loss allowance at the end of each quarter. Based primarily on the Company's loan classification system, which classifies problem credits as substandard, doubtful or loss, additional provisions for losses are made monthly. The ratio of the allowance for loan losses to total loans outstanding was .78% at December 31, 2001 and .79% at both December 31, 2000 and December 31, 1999. At December 31, 2001, the ratio of the allowance for loan losses to nonperforming loans was 57.89% compared to 62.92% at December 31, 2000 and 69.83% at December 31, 1999.

     The computation of the allowance for loan losses is based on guidelines established in FFIEC interagency statement SAB 102. This is a change in methodology from their previous computation. Both banks continue to classify loans into categories and assign a loss rate as follows to be used later in the calculation:

                 Loss                        100%
                 Doubtful                     50%
                 Substandard                  15%
                 Special mention               5%

     All loans 90 days or more past due and nonaccrual loans are included in one of the four categories above. Generally, all loans in excess of $250,000 are evaluated individually as well as any loan regardless of size that is classified as loss, doubtful, substandard or special mention. This detailed review identifies each applicable loan for specific impairment and a specific allocation for that impaired amount is set aside as the first element in the calculation. In all sections of the calculation, the amounts are classified into "Installment," "Real Estate" or "Commercial".

     After reducing the loan portfolio by the impaired loans, the above less ratios are applied to each category. For "Doubtful" collectibility, all loan balances receive a 50% allocation for loss; for "Substandard", a 15% allocation, for "Special Mention", a 5% allocation is added to the required reserve.

     Additionally, all loans past due 90 days or more, not included in any of the above four loss categories, receive a 15% allocation. All other loans in the portfolio are evaluated as a group.

     The remaining portfolio balances are assigned a loss factor based on the average net loss after recoveries over the last five years. Loss experience per classification varies significantly based on risk and collateral.
Installment loans and Commercial loans, generally, have higher loss volumes than real estate secured loans. These actual loss experience factors are weighed by the average life of the loan category. Installments have a two to three year carrying life, real estate loans a five to six year life; and commercial loans a three to four year life. The net result creates a low and high range of allocated reserve. The Company's actual reserve balance is compared to this range and adjusted as deemed necessary.

     The allowance for loan losses is computed quarterly and adjusted prior to the issuance of the quarterly financial statements. All loan losses charged to the allowance are approved by the boards of directors at their regular meetings. The allowance is reviewed for adequacy after considering historical loss rates, current economic conditions (both locally and nationally) and any known credit problems that have not been considered under the above formula.

     Management continues to monitor the economic health of the poultry industry. The Company has direct loans to poultry growers and the industry is a large employer in the Company's trade area. Operating results for the industry have improved due to moderating grain prices and better turkey pricing but profitability in this industry is still quite volatile. Since Pilgrim's Pride purchase of WLR Foods, Inc. there has been no noticeable impact to the local economy, either positively or negatively. Loan requests for poultry house loans or expansion continue to be presented for approval.

     An analysis of the loan loss allowance is set forth in the following table (in thousands):

                             2001       2000     1999      1998       1997
                             ----       ----     ----      ----       ----

     Balance at beginning
       of period          $ 1,493   $  1,318   $ 1,355   $  1,370   $ 1,257

     Charge-offs:
       Commercial loans       239        172       107        135        34
       Real estate loans       92        128        87         53        20
       Consumer loans         369        215       254        289       170
                           ------    -------    ------    -------    ------

                              700        515       448        477       224
                           ------    -------    ------    -------    ------

     Recoveries:
       Commercial loans        57          2        16          6         9
       Real estate loans       12         30         1          1        25
       Consumer loans         141         71        74        100       113
                           ------    -------    ------    -------    ------

                              210        103        91        107       147
                           ------    -------    ------    -------    ------

     Net charge-offs          490        412       357        370        77
     Provision for loan
       losses                 600        500       320        355       190
     Other                                87
                           ------    -------    ------    -------    ------
     Balance at end of
       period             $ 1,603   $  1,493   $ 1,318   $  1,355   $ 1,370
                           ======    =======    ======    =======    ======

     Percent of net charge-offs
       to average net loans
       outstanding during the
       period                  .25%       .23%      .23%       .26%      .06%
                          ========  =========  ========  =========  ========




   The following table shows the balance and percentage of the Company's allowance for loan losses allocated to each major category of loans:

                                                              At December 31,
                 ------------------------------------------------------------------------------------------------------------------
                        2001                    2000                     1999                    1998              1997
               ------------------------ ----------------------   --------------------------  ---------------------  ----------------
                              Percent                  Percent                 Percent                 Percent               Percent
                                of                       of                      of                      of                    of
                              Loans                     Loans                   Loans                   Loans                 Loans
                      Percent  in             Percent    in            Percent  in            Percent   in           Percent    in
                        of    Category           of    Category           of   Category          of  Category          of   Category
                      Allow-  to Total         Allow-to  Total         Allow-  to Total        Allow- to Total       Allow- to Total
              Amount   ance   Loans    Amount   ance    Loans   Amount  ance    Loans  Amount  ance   Loans   Amount  ance    Loans
              ------   ----    -----   ------  -----    -----    ------ -----  ------   ------  ----   -----  ------ -----   -----
                             (Dollars in Thousands)

Commercial     $ 487    30%     21%    $ 507     34%     20%    $395     30%    19%    $ 379    28%    23%    $ 343    25%    22%
Real estate
   Mortgage      576    36      56       239     16      56      211     16     58       434    32     56       548    40     56
Installment      450    28      23       598     40      24      580     44     23       406    30     21       343    25     22
Unallocated       90    06               149     10              132     10              136    10              136    10
                ----   ---      ---     ----    ---     ---      ---     ---    --       ---    ---    ---      ---   ---     ---

              $1,603   100%    100%   $1,493    100%    100%  $1,318    100%   100%   $1,355   100%   100%   $1,370   100%   100%
               =====   ====    ====    =====    ====   ====     ====     ===    ====    =====   ====   ====     =====   ===   ====



     Cumulative net loan losses, after recoveries, for the five year period ending December 31, 2001 are as follows:

                  Commercial                   $   597         34.99%
                  Real estate                      311         18.23%
                  Consumer                         798         46.78%
                                                ------   -----------

                    Total                      $ 1,706        100.00%

     The above acts as the basis for allocating the overall allowances. Additional changes have been made in the allocation of the allowance to address unknowns, loan commitments, etc. The unallocated portion is not computed using a specific formula and is management's best estimate of what should be allocated for contingencies in the current portfolio. Without an unallocated reserve, the allocation would have been made along the lines of the five year average losses by loan type. In 2001, a greater portion was allocated to the real estate allowance and a lesser amount to the consumer allowance as changes in the calculation of the allowance placed more weight on the significantly higher proportion of balances and estimated longer loan life in real estate. A single loss involving the bankruptcy of one commercial loan was responsible for about 63% of the gross commercial charge-offs in 2001.

     While 2001 losses were slightly above peer group amounts, they are considered reasonable in the eyes of management. The allowance as of December 31, 2001 was .78% of loans outstanding which is below peer group levels. However, management believes the present allowance, which is 3.82 times the average annual net charge-off rate over the last three years, is adequate based on its knowledge of the loan portfolio and historical performance.


Securities

     The Company's securities portfolio serves several purposes. Portions of the portfolio are used to secure certain public and trust deposits. The remaining portfolio is held as investments or used to assist the Company in liquidity and asset liability management. During 2001, total securities increased to $31.9 million or 11.51% of total assets at December 31, 2001. Total securities were $25.8 million or 10.39% of total assets at December 31, 2000.

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

     The Company identifies at the time of acquisition those securities that are available for sale. These securities are valued at their market value with any difference in market value and amortized cost shown as an adjustment in stockholders' equity. Changes within the year in market values are reflected as changes in stockholders' equity, net of the deferred tax effect. As of December 31, 2001, the fair value of the securities available for sale exceeded their cost basis by $449,000 ($283,000 after the related tax effect).

     The following table summarizes the carrying value of the Company's securities at the dates indicated:
                              Held to Maturity         Available for Sale
                               Carrying Value             Carrying Value
                     ----------------------------------------------------------
                                December 31,              December 31,
                            2001    2000    1999      2001    2000    1999
                            ----    ----    ----      ----    ----    ----
                         (In Thousands of Dollars)   (In Thousands of Dollars)

     U.S. treasuries,
       agencies
       and corporations   $       $    88  $        $16,432  $18,719  $21,160
     Obligations of states
       and political
       subdivisions         1,597   2,131   2,837     6,380      789      243
     Mortgage-backed
       securities               6       9     340     6,609    3,275    4,339
                           ------  ------   -----    ------   ------   ------

       Total Debt
         Securities         1,603   2,228   3,177    29,421   22,783   25,742

     Other securities                                    39       52      151
                           ------  ------   -----    ------   ------   ------

       Total              $ 1,603 $ 2,228  $3,177   $29,460  $22,835  $25,893
                           ======  ======   =====    ======  ======   ======

     The carrying amount and estimated market value of debt securities (in thousands of dollars) at December 31, 2001 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

     Securities Held to Maturity         Amortized       Fair        Average
     ---------------------------
                                           Cost          Value        Yield
                                       ------------   -----------   ---------

     Due in one year or less             $     231    $      233      6.84%
     Due after one year through
       five years                            1,202         1,229      7.12%
     Due after five years through
       ten years                               171           177      7.41%
                                          --------     ---------     -----

       Total Held to Maturity            $   1,603    $    1,639      7.11%
                                          ========     =========     =====


     Securities Available for Sale       Amortized       Fair        Average
     -----------------------------
                                           Cost          Value        Yield
                                       ------------   -----------   ---------

     Due in one year or less             $   7,035    $    7,133      5.22%
     Due after one year through
       five years                           13,292        13,521      4.78%
     Due after five years through
       ten years                             3,836         3,918      5.92%
     Due after ten years                     4,806         4,848      5.98%
                                          --------     ---------     -----

       Total Fixed Rate Securities          28,969        29,421      5.24%

     Equities                                   42            39      6.07%
                                          --------     ---------     -----

       Total Available for Sale          $  29,011    $   29,460      5.24%
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

     The average balance of interest bearing deposits increased by 14.32% in 2001 over average levels in 2000. The average rate paid on deposits increased to 4.84% in 2001 from 4.82% in 2000 and 4.46% in 1999. The majority of the Company's deposits are higher yielding time deposits as most of its customers are individuals who seek higher yields than savings accounts or don't wish to accept the risks of the stock market.

     The Company does not actively solicit large certificates of deposit (those more than $100,000) due to the unstable nature of these deposits. Increases in 2001 are the result of overall deposit growth and higher than average rates offered by the Company. A summary of the maturity of large deposits is as follows:
                                                    December 31,
                                            ----------------------------
         Maturity Range                   2001        2000        1999
         --------------                   ----        ----        ----
                                            (In Thousands of Dollars)

     Three months or less               $  8,980    $  4,172    $   6,341
     Four to twelve months                21,965      14,336       12,342
     One year to three years              10,018      13,753        7,100
     Four years to five years              4,219       2,623        2,746
                                         -------     -------     --------

       Total                            $ 45,182    $ 34,884    $  28,529
                                        ========     =======     ========


Borrowed Money

     The Company occasionally borrows funds from the Federal Home Loan Bank to reduce market rate risks and to fund capital additions. Such borrowings may have fixed repay or variable interest rates and are amortized over a period of ten to twenty years. Borrowings from this institution allow the banks to offer long-term, fixed rate loans to their customers and match the interest rate exposure of the receivable and the liability. The Company had additional borrowings in 2001 of $1,395,000 and repayments within the year of $881,000.


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

     The following table shows risk-based capital ratios and stockholders' equity to total assets:

                                           Regulatory     December 31,
                                             Minimum    2001       2000
                                           -----------  ----       ----

     Capital Ratios
     --------------
       Risk-based capital to risk-
         weighted assets
         Tier 1                               8.00%     13.66%    15.17%
         Total                                4.00%     14.46%    16.03%
       Stockholders' equity to total assets   5.00%     10.06%    10.57%

     The capital management function is an ongoing process. Central to this process is internal equity generation accomplished by earnings retention. During 2001, 2000, and 1999, total stockholders' equity increased by $2,042,000, $2,044,000 and $1,378,000, respectively, as a result of earnings retention and changes in the unrealized gains (losses) on securities available for sale.
The return on average equity was 9.08% in 2001 compared to 9.40% for 2000 and 9.94% for 1999. Total cash dividends declared represent 27.51% of net income for 2001 compared to 26.14% of net income for 2000 and 25.04% for 1999. Book value per share was $56.41 at December 31, 2001 compared to $52.34 at December 31, 2000 and $48.26 at December 31, 1999.

     The Company's principal source of cash income is dividend payments from the Banks and insurance subsidiary. Certain limitations exist under applicable law and regulation by regulatory agencies regarding dividend payments to a parent by its subsidiaries. As of January 1, 2002, the Banks had $1,223,000 of retained earnings available for distribution to the Company as dividends without prior regulatory approval.


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

     The investing activity saw a net increase in loans of $16,692,000, an increase in investments of $5,763,000 and an increase in fed funds sold of $6,245,000. New equipment and facility additions were $776,000 in 2001 compared with $1,288,000 in 2000. Funding these investments was an increase in deposits of $25,470,000 and retained operating income of $1,798,000.

     In the year ending December 31, 2001, cash and due from banks decreased $570,000 as cash provided by operations and financing activities was less than cash used in investing activities. Cash provided by operations consists primarily of earnings from operations and noncash expenses such as the provision for loan losses, deferred income taxes and depreciation. The dividends paid of $683,000 in 2001 were an increase of 9.68 percent over 2000 amounts.

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

     At December 31, 2001, the Company had a negative gap position as of twelve months into the future. This position causes a squeeze on income in the short term in reaction to rate changes by the Federal Reserve Bank. With assets repricing at a level of 89% of the volume of interest bearing liabilities during the first year, the impact to earnings should be minimal due to the history of asset growth to absorb some of the effect. The Company expects a decrease in the overall cost of money in the first half of 2001 due to the maturity of certificates issued at higher rates and a gradual increase in all deposit rates for the rest of the year.

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

     The majority of the Company's commercial and real estate loans are made with repricing frequencies of three months to three years. For this reason, 82% of all loans will reprice within three years of December 31, 2001. Installment loans generally have a fixed rate of interest but have limited amortization periods. These loans have an average life to maturity of less than two years. Management believes that its philosophy of requiring loan repricing within a three to five year period to be the most prudent approach to asset/liability management.

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


                              SUMMARY OF OPERATIONS



                             ---------- Years Ending December 31,--------------
                                     (In Thousands Except for Share Amounts)
                                  2001     2000     1999     1998     1997

Total Interest Income           $20,207  $18,207  $16,243  $15,772  $15,084
Total Interest Expense          (10,049)  (8,790)  (7,663)  (7,745)  (7,474)
                                 ------   ------   ------   ------   ------

Net Interest Income              10,158    9,417    8,580    8,027    7,610
Provision for Loan Losses           600      500      320      355      190
                                 ------   ------   ------   ------   ------

Net Interest Income after
   Provision for Loan Losses      9,558    8,917    8,260    7,672    7,420
Other Income                      1,194    1,263    1,026      735      571
Other Expenses                    7,210    6,631    5,912    5,377    5,115
                                 ------   ------   ------   ------   ------

Income before Income Taxes        3,542    3,549    3,374    3,030    2,876
Income Tax Expense                1,061    1,168    1,049    1,018      996
                                 ------   ------   ------   ------   ------

   Net Income                   $ 2,481  $ 2,381  $ 2,325  $ 2,012  $ 1,880
                                 ======   ======   ======   ======   ======


Net Income Per Share            $  4.94  $  4.74  $  4.63  $  4.01  $  3.73
Dividends Per Share             $  1.36  $  1.24  $  1.16  $  1.08  $  1.00

Total Assets at Year End       $276,778 $248,600 $220,481 $210,981 $190,770
                                =======  =======  =======  =======  =======



Return on Average Assets           .94%    1.03%    1.08%    1.01%    1.00%
Return on Average Equity          9.08%    9.40%    9.94%    9.12%    8.80%
Dividend Payout Ratio            27.51%   26.14%   25.04%   26.94%   26.80%
Year End Equity to Assets
   Ratio                         10.23%   10.57%   10.99%   10.83%   11.16%




TABLE II


                    NET INTEREST MARGIN AND AVERAGE BALANCE ANALYSIS
                              (Dollar amounts in thousands)


                                      2001                              2000                            1999
                            ------------------------      -----------------------------      --------------------------
                                      Income/   Yield/                 Income/     Yield/               Income/   Yield/
EARNING ASSETS             Average    Expense    Rate       Average    Expense      Rate     Average    Expense   Rate
--------------            -------     --------  -----      -------    --------    -----      -------    -------  ------

Loans 1,3                 $  197,989   $17,895     9.04    $ 176,010   $ 15,893      9.03   $ 155,102   $ 13,699    8.83

Investment securities:
   Taxable 4                  24,686     1,445     5.85       26,583      1,641      6.17      29,235      1,755    6.00
   Nontaxable 1,4              3,501       267     7.63        3,285        262      7.98       3,192        271    8.49
                               -----    -----      ----        -----       ----      ---       ------     ------    -----

   Total Investment
     Securities               28,187     1,712     6.07       29,868      1,903      6.37      32,427      2,026    6.25

Interest bearing deposits
   in banks                    5,813       248     4.27        3,464        179      5.17       4,161        222    5.34

Federal funds sold            13,019       451     3.46        5,276        330      6.25       8,685        432    4.97
                               -----       --       ----       -----       ----      ---        ----         ----   ----

   Total Earning Assets      245,008    20,306     8.29      214,618     18,305      8.53     200,375     16,379    8.17
                               -----    ------     ---       ------       ----      ----      ------       ----     ----

Allowance for loan losses     (1,613)                         (1,474)                          (1,322)
Nonearnings assets            20,550                          18,608                           16,931
                              ------                          ------                           ------

   Total Assets             $263,945                       $ 231,752                         $215,984
                             =======                       =========                          =======

INTEREST-BEARING LIABILITIES

Deposits:
   Demand                   $ 28,330  $    520     1.84    $  30,015   $    867      2.89    $ 32,971    $   809    2.45
   Savings                    25,109       546     2.17       21,784        650      2.98      21,250        583    2.74
   Time deposits             149,867     8,771     5.85      126,041      7,061      5.60     114,632      6,133    5.35
                               -----     -----     ----      ------       -----     -----     ------       -----   ------

   Total Deposits            203,306     9,837     4.84      177,840      8,578      4.82     168,853      7,525    4.46
Other borrowed money           4,149       212     5.11        3,762        212      5.64       2,560        138    5.39
                              -----       ----     ----      ------        ----    ------         ----      -----   ----

   Total Interest Bearing
     Liabilities             207,455    10,049     4.84      181,602      8,790      4.84     171,413      7,663    4.47
                                        -----      ----                   -----     -----                  -----    ----

Noninterest bearing deposits  26,735                          23,035                           20,319
Other liabilities              2,436                           1,793                              856
                               -----                           -----                           ------

   Total Liabilities         236,626                         206,430                          192,588

   Stockholders' Equity       27,319                          25,322                           23,396
                              ------                           ------                          ------

   Total Liabilities and
    Equity                  $263,945                      $  231,752                         $215,984
                             =======                       ========                           =======

   Net Interest Earnings             $  10,257                        $   9,515                         $  8,716
                                       =======                          =======                           ======
   Net Yield on Interest
    Earning Assets                                 4.19%                             4.43%                          4.35%
                                                   =====                            ======                           ====


1 Yields are computed on a taxable equivalent basis using a 37% income tax rate.
2  Average balances are based on daily balances.
3  Includes loans in nonaccrual status.
4 Average balances for securities available for sale are based on amortized carrying values and do not reflect changes in market values.

TABLE III


             EFFECT OF RATE-VOLUME CHANGES ON NET INTEREST INCOME
                      (On a fully taxable equivalent basis)
                            (In thousands of dollars)



                            2001 Compared to 2000        2000 Compared to 1999
                           -------------------------   -------------------------
                              Increase (Decrease)          Increase (Decrease)

                           Due to Change in: Total     Due to Change in:  Total
                          Average  Average  Increase  Average Average  Increase
                          Volume   Rate    (Decrease)  Volume   Rate  (Decrease)
                         -------- -------- ---------   ------  ------   -------

Interest Income:

   Loans 2                $1,985  $  17    $2,002     $1,841   $ 353    $2,194

   Investment Securities:
     Taxable                (117)   (79)     (196)      (159)     45      (114)
     Nontaxable               17    (12)        5          8     (17)       (9)
                           -----   ----     ----       ----     -----     -----

   Total Investment
     Securities             (100)   (91)     (191)      (151)     28      (123)

   Interest bearing
     deposits
     in banks                121    (52)       69        (37)     (6)      (43)
   Federal funds sold        484   (363)      121       (169)     67      (102)
                           -----   -----    ----       -----     ----      ----

   Total Interest Income   2,490   (489)    2,001      1,484     442     1,926
                           -----   -----    -----      -----    ----     -----


Interest Expense:

   Deposits:
     Demand                  (49)  (298)     (347)       (72)    130        58
     Savings                  99   (203)     (104)        15      52        67
     All other time
       deposits            1,334    376     1,710        610     318       928
   Other borrowed money       21    (21)        0         65       9        74
                           -----   -----    ----       ----     ----      ----

   Total Interest Expense  1,405   (146)    1,259        618     509     1,127
                           -----   -----    -----      ----     ----     -----

   Net Interest Income    $1,085  $(343)   $  742      $ 866  $  (67)   $  799
                           =====   ====     ====       ====     =====    ====





1 Changes in volume are calculated based on the difference in average balance multiplied by the prior year average rate. Rate change differences are the difference in the volume changes and the actual dollar amount of interest income or expense changes.

2  Nonaccrual loans have been included in average asset balances.

TABLE IV


                       INTEREST RATE SENSITIVITY ANALYSIS
                            (In thousands of dollars)
                                DECEMBER 31, 2001



                                                           More than
                                                           5 Years
                         1 - 90  91 - 365 1 to 3   3 to 5  or Without
                          Days     Days    Years    Years   Maturity   Total
EARNINGS ASSETS

   Loans                $26,953  $87,763  $54,024  $24,919  $11,810 $205,469
   Fed funds sold        13,284                                       13,284
   Securities             5,880    7,914   11,136    3,103    3,822   31,855
   Interest bearing
     time
     deposits             5,934      300      100                      6,334
                         ------   ------   ------   ------   -----   ------

   Total                 52,051   95,977   65,260   28,022   15,632  256,942
                         ------   ------   ------   ------   ------  -------

INTEREST BEARING LIABILITIES

   Transaction accounts  17,936                                       17,936
   Money market accounts 11,407                                       11,407
   Savings accounts      26,782                                       26,782
   Time deposits more
     than
     $100,000             8,980   21,965   10,018    4,219            45,182
   Time deposits less
     than
     $100,000            27,345   51,312   24,479    8,220      100  111,456
   Other borrowed money     337      163    1,320      725    1,978    4,523
                         ------   ------   ------   ------   -----    ------

   Total                 92,787   73,440   35,817   13,164    2,078  217,286
                         ------   ------   ------   ------   -----   -------


Discrete interest
   sensitivity GAP      (40,736)  22,537   29,443   14,858   13,544

Cumulative interest
   sensitivity GAP      (40,736) (18,199)  11,244   26,102   39,656

Ratio of cumulative
   Interest sensitive
   assets to cumulative
   interest sensitive
   liabilities            56.10%   89.05%  105.57%  112.13%  118.25%



Assumes all transaction, money market and savings deposit accounts reprice within 90 days.

TABLE V


                           QUARTERLY FINANCIAL RESULTS
                   (In thousands, except per share amounts)



                                 Fourth       Third      Second      First
                                 Quarter     Quarter     Quarter    Quarter
2001

Interest income               $   4,964   $   5,126   $   5,161   $   4,956
Interest expense                  2,451       2,562       2,537       2,499
                               --------    --------    --------    --------

   Net interest income            2,513       2,564       2,624       2,457
Provision for loan losses           210         135         135         120
                               --------    --------    --------    --------
   Net interest income after
     provision                    2,303       2,429       2,489       2,337

Non-interest income                 370         281         269         274
Non-interest expense              1,894       1,828       1,768       1,720
                               --------    --------    --------    --------

   Income before income tax
     provision                      779         882         990         891
Income tax provision                119         302         343         297
                               --------    --------    --------    --------

   Net Income                 $     660   $     580   $     647   $     594
                               ========    ========    ========    ========

Per common share:
   Net income (basic)         $    1.31  $     1.16  $     1.29  $     1.18
   Net income (diluted)            1.31        1.16        1.29        1.18
   Cash dividends                   .34         .34         .34         .34

2000

Interest income               $   4,922   $   4,737   $   4,368   $   4,180
Interest expense                  2,441       2,306       2,083       1,960
                               --------    --------    --------    --------

   Net interest income            2,481       2,431       2,285       2,220
Provision for loan losses           190          90         100         120
                               --------    --------    --------    --------
   Net interest income after
     provision                    2,291       2,341       2,185       2,100

Non-interest income                 432         284         268         279
Non-interest expense              1,767       1,654       1,639       1,571
                               --------    --------    --------    --------

   Income before income tax
     provision                      956         971         814         808
Income tax provision                229         356         313         270
                               --------    --------    --------    --------

   Net Income                 $     727   $     615   $     501   $     538
                               ========    ========    ========    ========

Per common share:
   Net income (basic)         $    1.45  $     1.22  $     1.00  $     1.07
   Net income (diluted)            1.45        1.22        1.00        1.07
   Cash dividends                   .31         .31         .31         .31

Item 7. Financial Statements




                          Index to Financial Statements



                                                                        Page

Consolidated Balance Sheets as of December 31, 2001 and 2000             27

Consolidated Statements of Income for the Years Ended
  December 31, 2001, 2000 and 1999                                       28

Consolidated Statements of Changes in Stockholders' Equity for
  the Years Ended December 31, 2001, 2000 and 1999                       29

Consolidated Statements of Cash Flows for the Years Ended
  December 31, 2001, 2000 and 1999                                       30

Notes to Consolidated Financial Statements                               31

Independent Auditors' Report                                             49

CONSOLIDATED BALANCE SHEETS

HIGHLANDS BANKSHARES, INC.
                                                           December 31,
ASSETS                                               2001          2000
                                                 ----------------------------

Cash and due from banks (notes 2, 3 and 16)      $  6,492,361   $  7,061,961
Interest bearing deposits in banks                  6,333,551      6,360,931
Federal funds sold                                 13,284,408      7,039,508
Investments:
  Securities held to maturity (note 4)              1,603,393      2,228,390
    (fair value of $1,638,968 and $2,233,856
     at December 31, 2001 and 2000, respectively)
  Securities available for sale (note 4)           29,460,117     22,835,324
  Other investments                                   791,650        763,050

Loans (notes 5, 14, 15 and 16)                    205,469,148    189,267,688
  Less allowance for loan losses (note 6)          (1,602,536)    (1,492,936)
                                                  -----------    -----------

  Net Loans                                       203,866,612    187,774,752

Bank premises and equipment (note 7)                7,055,640      6,809,453
Interest receivable                                 1,817,884      1,901,296
Investment in insurance contracts                   5,100,262      4,854,304
Other assets                                          971,993        971,124
                                                  -----------    -----------

  Total Assets                                   $276,777,871   $248,600,093
                                                  ===========     ===========

LIABILITIES

Deposits:
  Noninterest bearing                            $ 29,278,596   $ 26,369,759
  Interest bearing
    Money market and interest checking             17,935,755     17,678,521
    Money market savings                           11,407,235     12,281,053
    Savings accounts                               26,782,334     23,333,958
    Certificates of deposit over $100,000
      (note 8)                                     45,181,560     34,884,029
    All other time deposits (note 8)              111,456,188    102,023,919
                                                  -----------    -----------

  Total Deposits                                  242,041,668    216,571,239

Accrued expenses and other liabilities              1,902,794      1,751,921
Long-term debt (note 9)                             4,523,442      4,009,319
                                                  -----------    -----------

  Total Liabilities                               248,467,904    222,332,479
                                                  -----------    -----------

STOCKHOLDERS' EQUITY

Common stock, $5 par value, 3,000,000
shares authorized, 546,764 shares issued            2,733,820      2,733,820
Surplus                                             1,661,987      1,661,987
Retained earnings (note 12)                        24,623,951     22,825,747
Other accumulated comprehensive income                282,910         38,761
                                                  -----------    -----------

                                                   29,302,668     27,260,315
Treasury stock (at cost, 44,866 shares in 2001
  and 2000)                                          (992,701)      (992,701)
                                                  ------------   -----------

  Total Stockholders' Equity                       28,309,967     26,267,614
                                                  -----------    -----------

  Total Liabilities and Stockholders' Equity     $276,777,871   $248,600,093
                                                  ===========    ===========

        The accompanying notes are an integral part of this statement.

CONSOLIDATED STATEMENTS OF INCOME

HIGHLANDS BANKSHARES, INC.

                                                Years Ended December 31,
                                          ----------------------------------
                                             2001        2000        1999
INTEREST INCOME:
  Loans, including fees                  $17,894,665 $15,891,868 $13,663,857
  Federal funds sold                         450,657     330,761     431,670
  Interest bearing deposits                  248,442     179,100     221,724
  Investment securities - taxable          1,445,327   1,641,057   1,754,509
  Investment securities - nontaxable         167,930     164,486     171,192
                                          ----------   ---------   ---------

  Total Interest Income                   20,207,021  18,207,272  16,242,952
                                          ----------  ----------  ----------

INTEREST EXPENSE:
  Time deposits over $100,000              2,623,584   1,865,498   1,524,334
  Other deposits                           7,213,321   6,712,478   6,000,044
                                          ----------   ---------   ---------

  Total Interest on Deposits               9,836,905   8,577,976   7,524,378

  Borrowed money                             211,827     212,054     138,313
                                          ----------   ---------   ---------

  Total Interest Expense                  10,048,732   8,790,030   7,662,691
                                          ----------  ----------   ---------

NET INTEREST INCOME                       10,158,289   9,417,242   8,580,261

PROVISION FOR LOAN LOSSES (note 6)           600,000     500,000     320,000
                                          ----------   ---------   ---------

Net Interest Income after Provision
  for Loan Losses                          9,558,289   8,917,242   8,260,261
                                          ----------   ---------   ---------

NONINTEREST INCOME:
  Service charges                            581,224     591,614     409,052
  Insurance commissions and income           100,801     132,105     112,339
  Insurance investment income                245,958     192,642     139,230
  Other operating income                     266,061     242,892     429,673
  Gain (loss) on security transactions
    (note 4)                                             103,870     (63,590)
                                          ----------   ---------   ---------

  Total Noninterest Income                 1,194,044   1,263,123   1,026,704
                                          ----------   ---------   ---------

NONINTEREST EXPENSES:
  Salaries and benefits (note 11)          3,937,908   3,629,664   3,230,973
  Occupancy expense                          381,029     302,738     269,483
  Equipment expense                          630,840     548,850     472,441
  Data processing expense                    529,054     489,744     473,392
  Other operating expenses                 1,731,258   1,659,834   1,466,016
                                          ----------   ---------   ---------

  Total Noninterest Expenses               7,210,089   6,630,830   5,912,305
                                          ----------   ---------   ---------

  Income before Income Tax Expense         3,542,244   3,549,535   3,374,660

INCOME TAX EXPENSE (note 10)               1,061,459   1,168,624   1,049,291
                                          ----------   ---------   ---------

NET INCOME                               $ 2,480,785  $2,380,911  $2,325,369
                                          ==========   =========   =========

Earnings Per Share                       $      4.94    $   4.74    $   4.63
                                          =========     =======       ======

Cash Dividends Paid Per Share            $      1.36    $   1.24    $   1.16
                                           =========      ======      =======

Weighted Average Shares Outstanding          501,898     501,898     501,898
                                          ==========   =========   =========

        The accompanying notes are an integral part of this statement.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

HIGHLANDS BANKSHARES, INC.


                                                                           Accumulated
                                                                             Other
                                     Common                    Retained  Comprehensive    Treasury
                                      Stock       Surplus       Earnings    Income (Loss)   Stock         Total

BALANCE
   DECEMBER 31, 1998                $2,733,820   $1,661,987   $  19,324,019   $ 119,422   $(992,701)     $22,846,547

   Comprehensive Income
     Net income                                                   2,325,369                                2,325,369
     Change in unrealized
       loss on securities
       available for sale, net
       of tax effect of $214,757
       (see note 2(l))                                                         (365,672)                    (365,672)
                                                                                                            --------

   Total Comprehensive
     Income                                                                                                1,959,697

   Cash dividends                                                  (582,197)                                (582,197)
                                    -------       ---------         --------   --------    --------         --------

BALANCE
   DECEMBER 31, 1999                 2,733,820    1,661,987      21,067,191    (246,250)   (992,701)      24,224,047

   Comprehensive Income
     Net income                                                   2,380,911                                2,380,911
     Change in unrealized gain
       on securities
       available for sale, net
       of tax effect of $167,386
       (see note 2(l))                                                          285,011                      285,011
                                                                                                            --------

   Total Comprehensive
     Income                                                                                                2,665,922

   Cash dividends                                                  (622,355)                                (622,355)
                                    --------     --------          --------    --------    --------        --------

BALANCE
   DECEMBER 31, 2000                 2,733,820    1,661,987      22,825,747      38,761    (992,701)      26,267,614

   Comprehensive Income
     Net income                                                   2,480,785                                2,480,785
     Change in unrealized gain
       on securities
       available for sale, net
       of tax effect of $143,388
       (see note 2(l))                                                          244,149                      244,149
                                                                                                            --------

   Total Comprehensive
     Income                                                                                                2,724,934

   Cash dividends                                                  (682,581)                                (682,581)
                                    --------      --------         ---------   --------      --------      ---------

BALANCE
   DECEMBER 31, 2001                $2,733,820   $1,661,987     $24,623,951   $ 282,910   $(992,701)     $28,309,967
                                     ========    =========       =========      ======      =======       ==========

             The accompanying notes are an integral part of this statement.

CONSOLIDATED STATEMENTS OF CASH FLOWS

HIGHLANDS BANKSHARES, INC.
                                                   Years Ended December 31,
                                                2001      2000         1999
                                                -------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                             $ 2,480,785  $ 2,380,911  $ 2,325,369
   Adjustments to reconcile net income to
     net cash provided by operating
     activities:
       (Gain) loss on security
         transactions                                     (103,870)      63,590
       Gain on sale of property and
         equipment                                            (237)
       Depreciation                           523,626      447,697      407,147
       Increase in insurance contracts       (245,958)    (192,642)    (139,230)
       Net amortization of security
         premiums                             122,343        2,171      151,150
       Provision for loan losses              600,000      500,000      320,000
       Deferred income tax expense
         (benefit)                            (17,061)      18,010      (15,192)
       Change in other assets and liabilities:
         Interest receivable                   83,412     (158,422)     (71,527)
         Other assets                        (127,198)      86,378     (105,451)
         Accrued expenses                     150,873      315,869      116,566
                                             ---------   ---------   ----------

   Net Cash Provided by Operating
     Activities                             3,570,822    3,295,865    3,052,422
                                            ---------   ---------   ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of branch, net of
     cash acquired                                      (1,220,000)
   Proceeds from maturity of securities
     held to maturity                         621,481      952,376      332,027
   Proceeds from maturities of securities
     available for sale                    17,116,010    7,590,970   15,000,285
   Proceeds from sales of securities
     available for sale                                  2,115,255      377,499
   Purchases of securities available
     for sale                             (23,472,091)  (3,978,886) (12,312,504)
   Net change in other investments            (28,600)     (17,500)     (14,600)
   Net change in deposits in other banks       27,380   (3,924,660)     995,252
   Net increase in loans                  (16,691,860) (17,279,029) (18,587,196)
   Change in federal funds sold            (6,244,900)  (2,736,875)   9,671,650
   Purchase of property and equipment        (776,171)  (1,287,893)  (1,338,297)
   Proceeds from sale of property and
     equipment                                  6,358        2,840
   Investment in insurance contracts                                 (2,400,000)
                                            ----------   ---------   ----------

   Net Cash Used in Investing
     Activities                           (29,442,393) (19,783,402)  (8,275,884)
                                          ------------  -----------  ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net change in time deposits             19,729,800   14,050,142    6,489,323
   Net change in other deposit accounts     5,740,629    1,368,109    1,268,300
   Additional long-term debt                1,395,300    1,731,532      394,922
   Repayment of long-term debt               (881,177)    (290,171)    (146,508)
   Dividends paid in cash                    (682,581)    (622,355)    (582,197)
                                            ---------   ---------   ----------

   Net Cash Provided by Financing
     Activities                            25,301,971   16,237,257    7,423,840
                                           ----------  ----------   ----------

CASH AND CASH EQUIVALENTS:
   Net (decrease) increase in cash and
     due from banks                          (569,600)    (250,280)   2,200,378
   Cash and due from banks, beginning
     of year                                7,061,961    7,312,241    5,111,863
                                           ---------    ---------   ----------

   Cash and Due from Banks, End of Year   $ 6,492,361   $7,061,961  $ 7,312,241
                                           ==========  =========   ==========

Supplemental Disclosures:
   Cash paid for:
     Interest expense                     $10,042,704   $8,610,571  $ 7,688,056
     Income taxes                           1,367,143    1,203,000    1,152,533

        The accompanying notes are an integral part of this statement.

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     HIGHLANDS BANKSHARES, INC.


     NOTE 1   NATURE OF OPERATIONS:

              Highlands Bankshares, Inc. (the "Company") is a bank holding company and operates under a charter issued by the state of West Virginia. The Company owns all of the outstanding stock of The Grant County Bank, Capon Valley Bank, HBI Life Insurance Company, Inc. and Highlands Bankshares Trust Company, which operate under charters issued in Arizona and West Virginia, respectively. State chartered banks are subject to regulation by the West Virginia Division of Banking, The Federal Reserve Bank and the Federal Deposit Insurance Corporation while the insurance company is regulated by the Arizona Department of Insurance. The Banks provide services to customers located mainly in Grant, Hardy, Hampshire, Mineral, Pendleton and Randolph counties of West Virginia, including the towns of Petersburg, Keyser, Moorefield and Wardensville through eight locations and the county of Frederick in Virginia through a single location. The insurance company sells life and accident coverage exclusively through the Company's subsidiary banks. The Trust Company utilizes the subsidiary banks to facilitate the sales of trust services to its customers and citizens in those locales.


     NOTE 2   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

              The accounting and reporting policies of Highlands Bankshares, Inc. ("Company") and its subsidiaries conform to accounting principles generally accepted in the United States of America and to accepted practice within the banking industry.

              (a) Principles of Consolidation

                  The consolidated financial statements include the accounts of The Grant County Bank, the Capon Valley Bank, HBI Life Insurance Company and Highlands Bankshares Trust Company. All significant intercompany accounts and transactions have been eliminated.

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

              (k) Comprehensive Income

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

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     HIGHLANDS BANKSHARES, INC.


     NOTE 2   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

              (k) Comprehensive Income (Continued)

                  The components of other comprehensive income and related tax effects are as follows:

                                                    Years Ended December 31,
                                                    ------------------------
                                                  2001        2000        1999
                                                  ----        ----        ----
                                                         (In thousands)

                   Unrealized holding gains
                      (losses) on available-
                      for-sale securities      $ 387,537   $ 556,267  $(644,019)

                   Reclassification adjustment for
                      (gains) losses realized in
                      income                                (103,870)    63,590
                                                --------    --------    --------

                   Net Unrealized Gains (Losses) 387,537     452,397   (580,429)
                   Tax effect                   (143,388)   (167,386)   214,757
                                                --------    --------   --------

                   Net Change                  $ 244,149   $ 285,011  $(365,672)
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

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     HIGHLANDS BANKSHARES, INC.



NOTE 4    SECURITIES:

          The carrying amount and estimated fair value of securities are as follows:

                               Carrying   Unrealized Unrealized     Fair
                                 Amount       Gains     Losses      Value
                             ------------------------------------------------

          Held to Maturity

          December 31, 2001

          Mortgage-backed     $    6,022  $     422   $          $    6,444
          State and municipals 1,597,371     35,153               1,632,524
                               ---------   --------    --------   ---------

          Total Securities
            Held to Maturity  $1,603,393  $  35,575   $          $1,638,968
                               =========   ========    ========   =========

          December 31, 2000

          U.S. Agencies       $   88,609  $           $     319  $   88,290
          Mortgage-backed          8,893        298                   9,191
          State and municipals 2,130,888     13,042       7,555   2,136,375
                               ---------   --------    --------   ---------

          Total Securities
            Held to Maturity  $2,228,390  $  13,340   $   7,874  $2,233,856
                               =========   ========    ========   =========


          Available for Sale

          December 31, 2001

          U. S. Treasuries
            and Agencies     $10,562,796 $  197,676   $         $10,760,472
          Mortgage-backed      6,527,396      81,347              6,608,743
          State and
            municipals         6,318,613      65,393      3,505   6,380,501
          Marketable equities     42,206                  3,106      39,100
          Corporate
            obligations        5,560,038     111,263              5,671,301
                               ---------   ---------   ---------  ---------

          Total Securities
            Available for
              Sale           $29,011,049 $   455,679  $   6,611 $29,460,117
                               ==========  =========   =========  ==========

          December 31, 2000

          U. S. Treasuries
            and Agencies     $18,178,632 $    79,250  $  38,211 $18,219,671
          Mortgage-backed      3,257,381      24,107      6,402   3,275,086
          State and municipals   771,710      19,146      1,539     789,317
          Marketable equities     58,274                  6,574      51,700
          Corporate
            obligations          507,796                  8,246     499,550
                               ---------   ---------   ---------  ---------

          Total Securities
            Available for
            Sale             $22,773,793 $   122,503  $  60,972 $22,835,324
                               ==========  =========   =========  ==========

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

HIGHLANDS BANKSHARES, INC.



NOTE 4    SECURITIES (CONTINUED):

          The carrying amount and fair value of debt securities at December 31, 2001, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

          Securities Held to Maturity                                Fair
          ---------------------------
                                                       Cost         Value
                                                  -------------- ------------

          Due in one year or less                  $  230,741    $  233,068
          Due after one year through five years     1,196,015     1,222,517
          Due after five years through ten years      170,615       176,939
          Mortgage-backed securities                    6,022         6,444
                                                    ---------     ---------

            Total Held to Maturity                 $1,603,393    $1,638,968
                                                    =========     =========


          Securities Available for Sale                              Fair
          -----------------------------
                                                       Cost         Value
                                                  -------------- ------------

          Due in one year or less                  $7,034,575   $ 7,133,409
          Due after one year through five years    13,203,631    13,432,279
          Due after five years through ten years      992,472     1,000,180
          Due after ten years                       1,210,769     1,246,406
          Mortgage-backed securities                6,527,396     6,608,743
                                                    ---------    ----------

          Total Fixed Rate Securities              28,968,843    29,421,017
          Equities                                     42,206        39,100
                                                    ---------    ----------

            Total Available for Sale              $29,011,049   $29,460,117
                                                    ==========   ==========

          The carrying amount (which approximates market value) of securities pledged by the banks to primarily secure deposits amounted to $4,963,000 at December 31, 2001 and $10,786,000 at December 31, 2000.

          There were no holdings totaling more than 10% of stockholders' equity with any issuer as of December 31, 2001 and 2000.

          All gains and losses arose from the sale of securities available for sale. There were no sales of securities in 2001. Realized gains or losses for the years ending December 31 are as follows:

                                         2001          2000          1999
                                     ------------  ------------  ------------

          Gains                       $       0    $  103,870    $    4,259
          Losses                              0                     (67,849)
                                       --------     ---------     ---------

            Total                     $       0    $  103,870    $  (63,590)
                                       ========     =========     =========

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

HIGHLANDS BANKSHARES, INC.


NOTE 5    LOANS:

          Loans outstanding as of December 31 are summarized as follows:

                                                        2001         2000
                                                   -------------- -----------

          Commercial                              $ 42,204,159  $ 37,681,492
          Real estate construction                   3,868,000     4,061,000
          Real estate mortgages                    111,668,376   101,889,826
          Consumer installment                      47,926,399    46,191,314
                                                   -----------   -----------

            Subtotal                               205,666,934   189,823,632
            Unearned interest                         (197,786)     (555,944)
                                                   -----------   -----------

            Total Loans                           $205,469,148  $189,267,688
                                                   ==========     ==========


NOTE 6    ALLOWANCE FOR LOAN LOSSES:

          A summary of changes in the allowance for loan losses for the years ended December 31 is shown in the following schedule:

                                        2001          2000         1999
                                    ------------- ------------- -----------

          Balance at beginning of
            year                    $1,492,936    $1,318,332    $ 1,355,377
          Allowance relating to
            loans acquired
            in purchase                               86,873
          Provision charged to
            operating expenses         600,000       500,000        320,000
          Loan recoveries              209,552       102,873         90,544
          Loans charged off           (699,952)     (515,142)      (447,589)
                                     ---------     ---------     ----------

            Balance at end of year  $1,602,536    $1,492,936    $ 1,318,332
                                     =========     =========     ==========

            Percentage of outstanding
              loans                        .78%           .79%          .79%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

HIGHLANDS BANKSHARES, INC.


NOTE 7    BANK PREMISES AND EQUIPMENT:

          Bank premises and equipment as of December 31 are summarized as follows:

                                                         2001         2000
                                                    --------------------------

          Land                                     $ 1,137,485   $ 1,017,103
          Buildings and improvements                 6,400,610     6,087,509
          Furniture and equipment                    3,644,925     3,322,481
                                                    ----------    ----------

          Total cost                                11,183,020    10,427,093
            Less - accumulated depreciation         (4,127,380)   (3,617,640)
                                                    ----------   -----------

            Net Book Value                         $ 7,055,640   $ 6,809,453
                                                    ==========    ==========

          Provisions for depreciation of $523,626 in 2001, $447,697 in 2000 and $407,147 in 1999 were charged to operations.


NOTE 8    DEPOSITS:

          At December 31, 2001, the scheduled maturities of certificates of deposit are as follows:

                      2002                           107,511,843
                      2003                            26,462,399
                      2004                             8,043,528
                      2005                             7,258,612
                      2006                             7,361,366
                                                    ------------

                      Total                        $ 156,637,748
                                                    ============


NOTE 9    LONG-TERM DEBT:

          The Company has borrowed money from the Federal Home Loan Bank of Pittsburgh (FHLB). The interest rates on most of the notes payable were fixed at the time of the advance and fixed rates range from 2.50% to 6.85%; the largest borrowing is a variable rate loan whose rate is tied to LIBOR and was 1.42% at December 31, 2001. The weighted average interest rate is 5.68% at December 31, 2001. The debt is secured by the general assets of the Banks.

          Repayments of long-term debt are due either monthly or quarterly. Interest expense of $211,827, $212,054, and $138,313 was incurred on these debts in 2001, 2000, and 1999, respectively. The maturities of long-term debt as of December 31, 2001 are as follows:

                      2002                         $    499,911
                      2003                              475,322
                      2004                              617,581
                      2005                              342,037
                      2006                              356,667
                      Thereafter                      2,231,924
                                                    -----------

                      Total                        $  4,523,442
                                                    ===========

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

HIGHLANDS BANKSHARES, INC.


NOTE 10   INCOME TAX EXPENSE:

          The components of income tax expense for the years ended December 31, are summarized as follows:

                                              2001        2000       1999
                                          ------------ ----------------------

          Current Expense
            Federal                        $  968,401  $ 953,961  $  930,223
            State                             110,119    196,653     134,260
                                            ---------   --------   ---------

            Total Current Expense           1,078,520  1,150,614   1,064,483
                                            ---------   ---------  ---------

          Deferred Expense (Benefit)
            Federal                           (15,690)    16,431     (13,961)
            State                              (1,371)     1,579      (1,231)
                                            ----------  --------   ---------

            Total Deferred Expense
               (Benefit)                      (17,061)    18,010     (15,192)
                                            ---------   --------   ---------

            Income Tax Expense             $1,061,459 $1,168,624  $1,049,291
                                            =========   =========  =========

          Income expense (benefits) relating
            to security transactions are as
            follows:                       $           $  38,432  $  (23,528)


          The deferred tax effects of temporary differences for the years ended December 31 as follows:

                                              2001         2000      1999
                                          ------------ ---------------------

          Tax effect of temporary differences:
            Provision for loan losses       $  37,802  $(12,874)  $(10,937)
            Sale of loans                     (28,271)    3,693      7,192
            Pension expense                   (31,690)  (24,694)   (26,626)
            Depreciation                       47,406    52,928     23,945
            Deferred compensation             (57,251)  (38,471)   (24,797)
            Basis of securities sold                     75,369
            Miscellaneous                      14,943   (37,941)    16,031
                                             --------   -------    -------

            Net (increase) decrease
              in deferred
              income tax benefit            $ (17,061) $ 18,010   $(15,192)
                                             ========   =======    =======

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

HIGHLANDS BANKSHARES, INC.


NOTE 10   INCOME TAX EXPENSE (CONTINUED):

          The net deferred tax assets arising from temporary differences as of December 31 are summarized as follows:

                                                         2001        2000
                                                     ------------------------

          Deferred Tax Assets:
            Provision for loan losses                $ 419,951   $ 382,072
            Insurance commissions                       32,130      32,181
            Sale of Loans                               31,183       2,935
            Deferred compensation                      146,232      89,319
            Accrued pension expense                                 23,965
            Other                                       12,228      22,375
                                                      --------    --------

            Total Assets                               641,724     552,847
                                                      --------    --------

          Deferred Tax Liabilities:
          -------------------------
            Unrealized gain on securities
              available for sale                       166,157      22,769
            Accretion income                            19,571      22,914
            Other liabilities                           28,471
            Property basis differences                 346,166     299,745
                                                      --------    --------

            Total Liabilities                          560,365     345,428
                                                      --------    --------

            Net Tax Asset                            $  81,359   $ 207,419
                                                      ========    ========


          The following table summarizes the difference between income tax expense and the amount computed by applying the federal statutory income tax rate for the years ended December 31:

                                            2001         2000      1999
                                      --------------------------------------

          Amounts at federal
            statutory rates              $1,205,199  $1,206,848  $1,147,384
          Additions (reductions)
            resulting
            from:
              Tax-exempt income            (102,365)    (82,259)    (71,484)
              Partially exempt income       (28,142)    (36,606)    (30,125)
              State income taxes, net       105,278     115,964     100,227
              Income from life insurance
                contracts                   (97,014)    (71,798)    (51,515)
              Capital losses utilized                               (53,346)
              State income tax adjustment   (30,000)     30,000
              Other                           8,503       6,475       8,150
                                          ---------   ---------   ---------

              Income tax expense         $1,061,459  $1,168,624  $1,049,291
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

          The Grant County Bank is a member of the West Virginia Bankers' Association Retirement Plan. Benefits under the plan are based on compensation and years of service with 100% vesting after seven years of service. The Plan's assets are in excess of the projected benefit obligations and thus the Bank was not required to make contributions to the Plan in 2001, 2000 or 1999. The amounts of the accrued liability and the net pension expense reflected in operations are insignificant. In addition, The Grant County Bank also maintains a profit sharing plan covering substantially all employees to which contributions are made at the discretion of the Board of Directors.

          The Company has established an employee stock ownership plan which will provide stock ownership to all employees of the Company. The Plan provides total vesting upon the attainment of seven years of service. Contributions to the plan are made at the discretion of the Board of Directors and are allocated based on the compensation of each employee relative to total compensation paid by the Company. All shares held by the Plan are considered outstanding in the computation of earnings per share. Shares of Company stock, when distributed, will have restrictions on transferability.

          Employer contributions related to the above benefit plans charged to operations totaled $234,455 in 2001, $266,601 in 2000 and $266,704 in
          1999.


NOTE 12   RESTRICTIONS ON DIVIDENDS OF SUBSIDIARY BANKS:

          The principal source of funds of Highlands Bankshares, Inc. is dividends paid by subsidiary banks. The various regulatory authorities impose restrictions on dividends paid by a state bank. A state bank cannot pay dividends (without the consent of state banking authorities) in excess of the total net profits of the current year and the combined retained profits of the previous two years. As of January 1, 2002, the banks could pay dividends to the Company of approximately $1,223,000 without permission of the regulatory authorities.


NOTE 13   ACQUISITION OF THE STOCKMANS BANK OF HARMAN:

          On July 27, 2000, The Grant County Bank acquired the remaining stock not already owned by Highlands Bankshares from the stockholders of the Stockmans Bank of Harman (hereinafter referred to as "Harman"). Harman was a single branch bank serving Randolph County in West Virginia. The acquisition was accounted for as purchase under generally accepted accounting principles and operations subsequent to July 26, 2000 are included as part of the operations of the Company for the year 2000. Grant purchased the 229 shares not already owned by Highlands from unrelated shareholders and Highlands contributed the 21 shares it owned to Grant as a capital contribution. Unrelated shareholders were paid $7,850 per share in cash for their shares at closing. The total acquisition cost, including shares acquired in previous years, was $1,878,000 plus expenses. The total purchase price was allocated as follows:

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

HIGHLANDS BANKSHARES, INC.


NOTE 13   ACQUISITION OF THE STOCKMANS BANK OF HARMAN (CONTINUED):

          As part of the accounting for this transaction, the Company acquired goodwill totaling $108,122 which is being amortized on a straight line basis over a period of ten years.


NOTE 14   TRANSACTIONS WITH RELATED PARTIES:

          During the year, officers and directors (and companies controlled by them) were customers of and had transactions with the subsidiary Banks in the normal course of business. These transactions were made on substantially the same terms as those prevailing for other customers and did not involve any abnormal risk. The aggregate amount of loans to related parties of $2,699,825 at December 31, 2000 was increased $661,577 by new loans and reduced $717,417 by payments resulting in an ending balance of $2,643,985 at December 31, 2001.


NOTE 15   COMMITMENTS AND GUARANTEES:

                  The Banks make commitments to extend credit in the normal course of business and issued standby letters of credit to meet the financing needs of their customers. The amount of the commitments represents the Banks' exposure to credit loss that is not included in the balance sheet. As of the balance sheet dates, the Banks had outstanding the following commitments:
                                                        2001        2000

          Commitments to extend credit              $ 8,991,000 $11,517,000
          Standby letters of credit                     252,000     438,000

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

          The Bank has cash deposited in and federal funds sold to other commercial banks totaling $22,772,450 and $17,082,837 at December 31, 2001 and 2000, respectively.


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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

HIGHLANDS BANKSHARES, INC.


NOTE 17   DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED):

          Off-Balance-Sheet Items

          The carrying amount and estimated fair value of off-balance-sheet items were not material at December 31, 2001.

          The carrying amount and estimated fair values of financial instruments as of December 31 are as follows:

                                         2001                  2000
                                             Estimated             Estimated
                                 Carrying      Fair     Carrying     Fair
                                  Amount       Value      Amount       Value
                               ------------ -----------------------------------

          Financial Assets:
            Cash and due
              from banks      $  6,492,361 $  6,492,361 $  7,061,961 $ 7,061,961
            Interest bearing
              deposits           6,333,551    6,333,551    6,360,931   6,360,931
            Federal funds sold  13,284,408   13,284,408    7,039,508   7,039,508
            Securities held to
              maturity           1,603,393    1,638,968    2,228,390   2,233,856
            Securities available
              for sale          29,460,117   29,460,117   22,835,324  22,835,324
            Other investments      791,650      791,650      763,050     763,050
            Loans, net         203,866,612  204,748,161  187,774,752 187,498,412
            Interest receivable  1,817,884    1,817,884    1,901,296   1,901,296

          Financial Liabilities:
            Demand and savings
              deposits          85,403,920   85,403,920   79,663,291  79,663,291
            Term deposits      156,637,748  158,647,902  136,907,948 137,101,109
            Borrowed money       4,523,442    4,477,891    4,009,319   3,964,810
            Interest payable       848,606      848,606      842,979     842,979


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

          Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). The Company meets all capital adequacy requirements to which it is subject and as of the most recent examination, the Company was classified as well capitalized.

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

          The Company's actual capital ratios are presented in the following table:

                                        Actual       Regulatory Requirements
                                  -------------------------------------------
                                       December        Adequately     Well
                                     2001     2000     Capitalized  Capitalized

          Total risk-based ratio    14.46%   16.03%       8.00%      10.00%
          Tier 1 risk-based ratio   13.66%   15.17%       4.00%       6.00%
          Total assets leverage
            ratio                   10.06%   10.57%       4.00%       5.00%

          Capital ratios and amounts are applicable both at the individual bank level and on a consolidated basis. At December 31, 2001, both subsidiary banks had capital levels in excess of minimum requirements. As such, both banks qualified as "well capitalized banks" for FDIC insurance purposes and thus were charged the minimum rate for insurance coverage.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

HIGHLANDS BANKSHARES, INC.


NOTE 19   PARENT CORPORATION ONLY FINANCIAL STATEMENTS:


                                 BALANCE SHEETS

          Assets                                            December 31,
                                                       ----------------------
                                                        2001         2000
                                                     ----------   ----------

            Cash                                   $   102,141   $     81,062
            Investment in subsidiaries              28,128,103     26,121,840
            Other investments                           15,304         10,304
            Other assets                                26,965         22,951
            Income taxes receivable                    208,372        237,959
                                                    ----------    -----------

            Total Assets                           $28,480,885   $ 26,474,116
                                                    ==========    ===========


          Liabilities

            Accrued Expenses                             2,315
            Due to subsidiaries                    $   168,603   $    206,502
                                                    ----------    -----------

            Total Liabilities                          170,918        206,502
                                                    ----------    -----------

          Stockholders' Equity

            Common stock, par value $5 per share
              3,000,000 shares authorized,
              546,764 shares issued                $ 2,733,820   $  2,733,820
            Surplus                                  1,661,987      1,661,987
            Retained earnings                       24,623,951     22,825,747
            Other accumulated comprehensive income     282,910         38,761
                                                    ----------    -----------

                                                    29,302,668     27,260,315
            Less treasury stock (at cost,
              44,866 shares
              in 2001 and 2000)                       (992,701)      (992,701)
                                                    ----------    -----------

            Total Stockholders' Equity              28,309,967     26,267,614
                                                    ----------    -----------

            Total Liabilities and Stockholders'
              Equity                               $28,480,885   $ 26,474,116
                                                    ==========    ===========

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

HIGHLANDS BANKSHARES, INC.


NOTE 19   PARENT CORPORATION ONLY FINANCIAL STATEMENTS (CONTINUED):


                  STATEMENTS OF INCOME AND RETAINED EARNINGS

                                                 Years Ended December 31,
                                           ----------------------------------
                                            2001        2000        1999
                                         ------------------------ ----------

          Income

            Dividends from subsidiaries  $ 3,063,877  $  722,354  $   666,652
            Other dividends                                             1,680
                                          ----------   ---------   ----------

            Total                          3,063,877     722,354      668,332
                                          ----------   ---------   ----------

          Expenses

            Salary and benefits expense      169,325
            Professional fees                 34,413      48,988       34,056
            Directors' fees                   40,550      32,650       25,500
            Other expenses                    70,120      31,172       33,905
                                          ----------   ---------   ----------

            Total                            314,408     112,810       93,461
                                          ----------   ---------   ----------

          Net income before income
            tax benefit
            and undistributed income
            (deficit)
            of subsidiaries                2,749,469     609,544      574,871

          Income tax benefit                 112,779      43,006       37,866
                                          ----------   ---------   ----------

          Income before undistributed income
            (deficit) of subsidiaries      2,862,248     652,550      612,737

          Undistributed income (deficit) of
            subsidiaries                    (381,463)  1,728,361    1,712,632
                                          ----------   ---------   ----------

            Net Income                     2,480,785   2,380,911    2,325,369

          Retained earnings,
            Beginning of period           22,825,747  21,067,191   19,324,019
            Dividends paid                  (682,581)   (622,355)    (582,197)
                                          ----------   ---------   ----------

          Retained Earnings,
            End of Period                $24,623,951 $22,825,747  $21,067,191
                                          ==========   ==========  ==========

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

HIGHLANDS BANKSHARES, INC.


NOTE 19   PARENT CORPORATION ONLY FINANCIAL STATEMENTS (CONTINUED):


                            STATEMENTS OF CASH FLOWS


                                                 Years Ended December 31,
                                              ------------------------------
                                                 2001       2000     1999
                                            ---------------------------------


          Cash Flows from Operating Activities:
            Net income                     $ 2,480,785 $2,380,911   $2,325,369
            Adjustments
              Undistributed subsidiary
                (income) deficit               381,463 (1,728,361)  (1,712,632)
              Depreciation                         397        446          624
              Increase (decrease) in payables  (35,584)   153,220       52,809
              (Increase) decrease in
                receivables                     29,587   (124,691)     (65,251)
              Increase in other assets          (4,411)
                                            ----------    -------        -----

            Net Cash Provided by Operating
              Activities                     2,852,237    681,525      600,919
                                            ----------  ---------    ---------

            Cash Flows from Investing Activities:
              Investment in subsidiaries    (2,143,577)
              Other investments                 (5,000)   (12,584)
                                            ----------     --------    -------

              Net Cash Used in Investing
                Activities                  (2,148,577)   (12,584)


          Cash Flows from Financing Activities:
            Dividends paid                    (682,581)  (622,355)    (582,197)
                                             ---------      -----       -----

            Net Cash Used in Financing
              Activities                      (682,581)  (622,355)    (582,197)
                                              --------     ------        -----

          Net Increase in Cash                  21,079     46,586       18,722

          Cash, Beginning of Year               81,062     34,476       15,754
                                            ----------  ---------    ---------

          Cash, End of Year                $   102,141 $   81,062   $   34,476
                                            ==========  =========   =========

                          INDEPENDENT AUDITORS' REPORT




The Stockholders and Board of Directors
Highlands Bankshares, Inc.
Petersburg, West Virginia


We have audited the accompanying consolidated balance sheets of Highlands Bankshares, Inc. and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the years in the three year period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with U.S. generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Highlands Bankshares, Inc. and subsidiaries as of December 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for each of the years in the three year period ended December 31, 2001, in conformity with U.S. generally accepted accounting principles.


                                    /s/ S. B. Hoover & Company, L.L.P.




January 24, 2002
Harrisonburg, Virginia

Item  8. Changes in and  Disagreements  with  Accountants  on Accounting  and
-------- ---------------------------------------------------------------------
         Financial Disclosure
         ---------------------

     None

Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

     We are incorporating the Proxy Statement of Highlands Bankshares, Inc. via Form DEF 14A filed March 13, 2002.

Item 10. Executive Compensation

     We are incorporating the Proxy Statement of Highlands Bankshares, Inc. via Form DEF 14A filed March 13, 2002.

Item 11. Security Ownership of Certain Beneficial Owners and Management

     We are incorporating the Proxy Statement of Highlands Bankshares, Inc. via Form DEF 14A filed March 13, 2002.

Item 12. Certain Relationships and Related Transactions

     We are incorporating the Proxy Statement of Highlands Bankshares, Inc. via Form DEF 14A filed March 13, 2002.

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

                            Amendments to the original Articles of Incorporation are incorporated by reference; filed as Exhibit 3(i) with 1997 10-KSB.

     a)  Exhibits (Continued)
         --------------------

         Exhibit No.                        Description


           3 (ii)           Bylaws   of   Highlands   Bankshares,   Inc.   are
                            incorporated by reference to Appendix D to Highland Bankshares, Inc.'s Form S-4 filed October 20, 1986.

                            Amendments    to   the    original    Bylaws   are
                            incorporated by reference; filed as Exhibit 3(ii) with 1997 10-KSB

             4              Not applicable

             9              Not applicable

            10              Not applicable

            11              Not applicable

            12              Not applicable

            16              Not applicable

            18              Not applicable

            21              Subsidiary  listing of the  Registrant

            22              Not applicable

            23              Consent of Certified  Public  Accountant

            24              Not applicable

            28              Not applicable


     b)  Reports on Form 8-K

         No reports on Form 8-K were filed in the fourth quarter of 2001.

                                   SIGNATURES


   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        HIGHLANDS BANKSHARES, INC.


                                        By   /s/ LESLIE A. BARR
                                             -------------------------------
                                             Leslie A. Barr
                                             President, Chief Executive
                                             Officer


                                        Date   MARCH 27, 2002
                                             -------------------------



                                        By   /s/ CLARENCE E. PORTER
                                             ------------------------------
                                             Clarence E. Porter
                                             Treasurer


                                        Date   MARCH 27, 2002
                                             -------------------------

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and as of the date indicated.

        Signature                         Title                  Date

/s/ LESLIE A. BARR                                              MARCH 27, 2002
--------------                                                  -------------
Leslie A. Barr                          President
                                & Chief Executive Officer
                                        Director
/s/ ALAN L. BRILL                                               MARCH 27, 2002
--------------------                                            ------------
Alan L. Brill                           Secretary

/s/ KATHY G. KIMBLE                                             MARCH 27, 2002
----------------------                                          --------------
Kathy G. Kimble                         Director


George B. Moomau                        Director                ------------


/s/ THOMAS B. MCNEIL, SR.                                       MARCH 27, 2002
----------------------                                          --------------
Thomas B. McNeil, Sr.                   Director

/s/ CLARENCE E. PORTER                                          MARCH 27, 2002
----------------------                                          --------------
Clarence E. Porter                      Treasurer

/s/ COURTNEY R. TUSING                                          MARCH 27, 2002
----------------------                                          --------------
Courtney R. Tusing                      Director

/s/ JOHN G. VANMETER                                            MARCH 27, 2002
----------------------                                          --------------
John G. VanMeter                  Chairman of the Board
                                        Director

/s/ JACK H. WALTERS                                             MARCH 27, 2002
----------------------                                          --------------
Jack H. Walters                         Director

/s/ L. KEITH WOLFE                                              MARCH 27, 2002
----------------------                                          -------------
L. Keith Wolfe                          Director