Form 10-Q
period 2002-03-31
HIGHLANDS BANKSHARES INC /WV/
filed 2002-05-14
CIK 756862

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q



                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934


For the quarter ended                         Commission File No.   0-16761
                                                                  -----------
  March 31, 2002

                           HIGHLANDS BANKSHARES, INC.


           West Virginia                                      55-0650793
-----------------------------------                      --------------------
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

                  Class                        Outstanding at March 31, 2002
----------------------------------------       ------------------------------
Common Stock, par value - $5                            501,898 shares

                           HIGHLANDS BANKSHARES, INC.

                                      INDEX


PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Statements of Income - Three Months
         Ended March 31, 2002 and 2001                                   2

         Consolidated Balance Sheets - March 31, 2002 and
         December 31, 2001                                               3

         Consolidated Statements of Changes in Stockholders'
         Equity - Three Months Ended March 31, 2002 and 2001             4

         Consolidated Statements of Cash Flows - Three
         Months Ended March 31, 2002 and 2001                            5

         Notes to Consolidated Financial Statements                      6


Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                   8


PART II  OTHER INFORMATION                                              17

Item 1.  Legal Proceedings                                              17

Item 2.  Changes in Securities                                          17

Item 3.  Defaults upon Senior Securities                                17

Item 4.  Submission of Matters to a Vote of Security Holders            17

Item 5.  Other Information                                              17

Item 6.  Exhibit and Reports on Form 8K                                 17


         SIGNATURES                                                     18

Part I   Financial Information
Item 1.  Financial Statements

                           HIGHLANDS BANKSHARES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                            (In Thousands of Dollars)

                                                         Three Months Ended
                                                               March 31,
                                                          2002        2001
                                                        --------    --------
Interest Income
   Interest and fees on loans                           $  4,279    $ 4,373
   Interest on federal funds sold                             54        132
   Interest on time deposits                                  33         59
   Interest and dividends on investment securities
     Taxable                                                 319        355
     Nontaxable                                               52         37
                                                         -------     ------

   Total Interest Income                                   4,737      4,956
                                                         -------     ------

Interest Expense
   Interest on time deposits over $100,000                   580        579
   Interest on other deposits                              1,523      1,863
   Interest on borrowed money                                 53         57
                                                         -------     ------

   Total Interest Expense                                  2,156      2,499
                                                         -------     ------

Net Interest Income                                        2,581      2,457

Provision for Loan Losses                                    120        120
                                                         -------     ------

Net Interest Income After Loan Losses                      2,461      2,337
                                                         -------     ------

Noninterest Income
   Service charges                                           129        141
   Other                                                     150        133
                                                         -------     ------

   Total Noninterest Income                                  279        274
                                                         -------     ------

Noninterest Expense
   Salaries and employee benefits                          1,049        934
   Equipment and occupancy expense                           252        229
   Data processing                                           145        140
   Other                                                     434        417
                                                         -------     ------

   Total Noninterest Expense                               1,880      1,720
                                                         -------     ------

Income Before Income Taxes                                   860        891

Provision for Income Taxes                                   260        297
                                                         -------     ------

Net Income                                              $    600    $   594
                                                         =======     ======

Per Share Data

   Net Income                                           $  1.20     $  1.18
                                                         ======      ======

   Cash Dividends                                       $   .37     $   .34
                                                         ======      ======

Weighted Average Common Shares Outstanding              501,898     501,898
                                                        =======     =======

       The accompanying notes are an integral part of these statements.

                           HIGHLANDS BANKSHARES, INC.
                           CONSOLIDATED BALANCE SHEETS
                            (In Thousands of Dollars)

                                                      March 31,  December 31,
                                                        2002         2001
                                                      --------     --------
     ASSETS

Cash and due from banks - noninterest bearing         $  6,634    $  6,492
Time deposits in other banks                             5,423       6,334
Federal funds sold                                      12,877      13,284
Securities held to maturity (note 2)                     1,602       1,603
Securities available for sale (note 3)                  29,708      29,460
Other investments (note 4)                                 792         792
Loans, net of unearned interest (note 5)               209,599     205,469
     Less allowance for loan losses (note 6)            (1,623)     (1,602)
                                                       --------    --------

   Net Loans                                           207,976     203,867

Bank premises and equipment                              7,012       7,056
Interest receivable                                      2,062       1,818
Investments in insurance contracts                       5,143       5,100
Other assets                                             1,105         972
                                                       -------     -------

   Total Assets                                       $280,334    $276,778
                                                       =======     =======

     LIABILITIES

Deposits:
   Noninterest bearing
     Demand deposits                                  $ 31,612    $ 29,279
   Interest bearing
     Money market and checking                          19,276      17,936
     Money market savings                               12,345      11,407
     Savings                                            28,950      26,782
     Time deposits over $100,000                        44,094      45,182
     All other time deposits                           108,631     111,456
                                                       -------     -------

   Total Deposits                                      244,908     242,042

Borrowed money                                           4,401       4,523
Accrued expenses and other liabilities                   2,371       1,903
                                                       -------     -------

   Total Liabilities                                   251,680     248,468
                                                       -------     -------

   STOCKHOLDERS' EQUITY

Common stock ($5 par value, 3,000,000 shares
   authorized, 546,764 shares issued)                    2,734       2,734
Surplus                                                  1,662       1,662
Retained earnings                                       25,038      24,624
Accumulated other comprehensive income                     213         283
                                                       -------     -------

Treasury stock (at cost, 44,866 shares
   in 2002 and 2001)                                      (993)       (993)
                                                       --------    --------

   Total Stockholders' Equity                           28,654      28,310
                                                       -------     -------

   Total Liabilities and Stockholders' Equity         $280,334    $276,778
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


                                                          HIGHLANDS BANKSHARES, INC.
                                        CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                                           (In Thousands of Dollars)


                                                                           Accumulated
                                                                               Other
                                        Common                  Retained   Comprehensive Treasury
                                         Stock      Surplus     Earnings       Income      Stock     Total


Balances, December 31, 2001            $   2,734   $   1,662   $   24,624      $  283     $ (993)  $  28,310
   Comprehensive Income
   Net income                                                         600                                600
   Net change in unrealized
     appreciation on investment
     securities available for sale,
     net of taxes                                                                 (70)                   (70)
                                                                                                      ------

   Total Comprehensive Income                                                                            530

   Dividends paid                                                    (186)                              (186)
                                       --------      ------      --------       -----       -----    -------

   Balances, March 31, 2002            $  2,734     $ 1,662     $   25,038     $  213      $ (993)  $  28,654
                                       ========      ======      =========      =====       =====    ========


                                                                           Accumulated
                                                                              Other
                                        Common                  Retained   Comprehensive  Treasury
                                         Stock    Surplus       Earnings       Income      Stock       Total

Balances, December 31, 2000             $ 2,734     $ 1,662      $  22,826     $   39      $ (993)  $  26,268
   Comprehensive Income
   Net income                                                          594                                594
   Net change in unrealized
     appreciation on investment
     securities available for sale,
     net of taxes                                                                 130                     130
                                                                                                        -----

   Total Comprehensive Income                                                                             724

   Dividends paid                                                     (171)                              (171)
                                         ------      ------         -------      -----       -----     -------

   Balances, March 31, 2001             $ 2,734     $ 1,662      $  23,249      $  169      $ (993)   $ 26,821
                                         ======      ======       ========        ====       =====     =======

                                     The accompanying notes are an integral part of these statements.


                           HIGHLANDS BANKSHARES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In Thousands of Dollars)

                                                         Three Months Ended
                                                              March 31,
                                                          2002        2001
                                                        --------    --------
Cash Flows from Operating Activities:
   Net income                                           $    600    $   594
   Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depreciation                                          132        126
       Income from insurance contracts                       (43)       (48)
       Net amortization                                       68          4
       Provision for loan losses                             120        120
       (Increase) decrease in interest receivable           (244)        27
       (Increase) decrease in other assets                   (93)        10
       Increase in accrued expenses                          468        344
                                                         -------     ------

   Net Cash Provided by Operating Activities               1,008      1,177
                                                         -------     ------

Cash Flows from Investing Activities:
   Net change in federal funds sold                          408     (5,256)
   Proceeds from maturities of securities
     available for sale                                    2,636      6,071
   Proceeds from maturities of securities
     held to maturity                                          1         65
   Purchase of securities available for sale              (3,063)    (7,562)
   Net change in time deposits in other banks                911         78
   Net change in loans                                    (4,229)    (4,714)
   Purchase of property and equipment                        (89)      (176)
                                                         --------    ------

   Net Cash Used in Investing Activities                  (3,425)    (11,494)
                                                         --------    -------

Cash Flows from Financing Activities:
   Net increase in deposits                                2,867      8,858
   Dividends paid in cash                                   (186)      (171)
   Repayment of borrowed money                              (122)      (106)
                                                         --------    ------

   Net Cash Provided by Financing Activities               2,559      8,581
                                                         -------     ------

Net Increase (Decrease) in Cash and Cash Equivalents         142     (1,736)

Cash and Cash Equivalents, Beginning of Period             6,492      7,062
                                                         -------     ------

Cash and Cash Equivalents, End of Period                $  6,634    $ 5,326
                                                         =======     ======

Supplemental Disclosures:
   Cash Paid For:
     Income taxes                                       $      0    $     5
     Interest                                              2,116      2,424

       The accompanying notes are an integral part of these statements.

                           HIGHLANDS BANKSHARES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1    ACCOUNTING PRINCIPLES:

             The consolidated financial statements conform to U. S. generally accepted accounting principles and to general industry practices. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 2002 and the results of operations for the three month periods ended March 31, 2002 and 2001. The notes included herein should be read in conjunction with the notes to financial statements included in the 2001 annual report to stockholders of Highlands Bankshares, Inc.


NOTE 2    SECURITIES HELD TO MATURITY:

             The amortized cost and market value of securities held to maturity as of March 31, 2002 and December 31, 2001, are as follows:

                                         2002                  2001
                                   Amortized Market     Amortized   Market
                                     Cost     Value        Cost      Value

          Mortgage-Backed
            Securities              $     5  $     6      $    6   $     6
          Obligations of states and
            political subdivisions    1,597    1,641       1,597     1,633
                                     ------   ------       -----    ------

            Total                   $ 1,602  $ 1,647      $1,603   $ 1,639
                                     ======   ======       =====    ======


NOTE 3    SECURITIES AVAILABLE FOR SALE:

             The amortized cost and fair value of securities available for sale as of March 31, 2002 and December 31, 2001 are as follows:

                                         2002                  2001
                                   Amortized  Market    Amortized    Market
                                     Cost     Value        Cost      Value

          US Treasury securities and
            obligations of US
            Government corporations
            and agencies            $12,089  $12,230      $10,563  $10,760
          Mortgage-Backed             5,962    6,036       6,527     6,609
          Obligations of states and
            political subdivisions    5,738    5,802       6,319     6,381
          Other investments           5,580    5,640       5,602     5,710
                                     ------   ------       -----    ------

            Total                   $29,369  $29,708      $29,011  $29,460
                                     ======   ======       ======   ======

                           HIGHLANDS BANKSHARES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 4    OTHER INVESTMENTS:

             Other investments totaling $791,650 include investments in the Federal Home Loan Bank and other governmental entities whose transferability is restricted.


NOTE 5    LOANS OUTSTANDING:

             A summary of loans outstanding as of March 31, 2002 and December 31, 2001, is as follows:

                                                        2002         2001
                                                        ----         ----

          Commercial                                  $ 41,120    $ 42,204
          Real estate- construction                      5,056       3,868
                     - mortgages                       116,122     111,668
          Consumer installment                          47,439      47,927
                                                       -------     -------

            Total                                      209,737     205,667
          Unearned interest                               (138)       (198)
                                                       --------    --------

            Net loans outstanding                     $209,599    $205,469
                                                       =======     =======


NOTE 6    ALLOWANCE FOR LOAN LOSSES:

             A summary of transactions in the allowance for loan losses for the three months ended March 31, 2002 and 2001 follows:

                                                        2002         2001
                                                        ----         ----

          Balance, beginning of period                $  1,602    $  1,493
          Provisions charged to operating expenses         120         120
          Loan recoveries                                   23          86
          Loan charge-offs                                (122)       (104)
                                                       --------    -------

            Balance, end of period                    $  1,623    $  1,595
                                                       =======     =======


NOTE 7    INVESTMENT IN INSURANCE CONTRACTS:

             Investment in insurance contracts consist of single premium insurance contracts which have the dual purposes of providing a rate of return to the Company which approximately equals the rate of return on one year Treasury obligations and providing life insurance and retirement benefits to employees. The carrying value of these investments was $5,143,000 at March 31, 2002 and $5,100,000 at
          December 31, 2001.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Overview

    The Company's net income was $600,000 in the first quarter of 2002, an increase of 1.01% compared to the first quarter of 2001. Earnings per share were $1.20 for the first quarter of 2002 compared to $1.18 per share for the same quarter in 2001. The Company's annualized return on average equity was 8.43% in the first quarter of 2002 compared to 8.95% for the first quarter of 2001. Return on average assets was .86% for 2002 and .94% for 2001, respectively.

    The increase in earnings per share for the first quarter was due primarily to a 5.05% increase in net interest income. Growth in average earning assets (8.13%) and interest bearing liabilities (8.38%) within the last twelve months offset a declining net interest spread between quarters. The increase in the tax equivalent net interest income was 5.32% for the period. The provision for loan losses of $120,000 was the same as 2001 and is reflective of lower net charge offs in 2002. Noninterest income increased 1.82% because of greater income on investments in insurance contracts. Other noninterest expenses increased 9.30%, mainly the result of operating expenses at the new branch in Gore, Virginia which opened in June 2001 and salary/benefit increases.

Net Interest Income

    The Company's net yield on interest earning assets on a tax equivalent basis was 4.08% in the first quarter of 2002 compared to 4.27% for the first quarter of 2001. The volume of all lending increased substantially in the last twelve months due to a strong economy and additional branch locations. Commercial rates increased from 7.61% in 2001 to 8.19% in 2002 due to internal pricing. Rates on consumer loans decreased 146 basis points and rates on real estate loans declined 65 basis points. The overall decrease of 83 basis points in returns on average loans was offset by decreases in the rates paid on deposits and borrowed money (see below) and declines in short-term investment rates.

    For the first quarter of 2002, the Company saw an overall decrease of 151 basis points in the yields on investment securities compared to 2001 results. The increase is reflective of recent reinvestments at lower rates. Average investments in securities have increased over the last twelve months as deposit growth has outpaced loan demand creating excess cash to invest. Interest rates earned on fed funds sold and interest bearing deposits declined 297 basis points as rates were cut eleven times in 2001 by the Federal Reserve Bank ("The Fed") by one-quarter to one-half point each time. The increase in federal funds is intended to act as a source of funding should maturing, high rate certificates leave the Banks. The Company experienced a $3.9 million decline in the balance of certificates in the first quarter of 2002 due to repricing of maturing certificates at much lower rates but this outflow has been met by increased levels of demand and savings deposits.

    Customers appear reluctant to commit to long-term, fixed rates on certificates when rates are at historical lows and are instead placing their deposits in accounts that are highly liquid and will allow them to respond quickly when rates increase.

    Interest rates paid on transaction and savings accounts declined a combined 117 basis points due to lower rates resulting from Fed action. The average balance in time deposits grew 8.74% in 2002 compared to 2001 and was a source of funding for the loan growth discussed earlier. A 99 point basis point decrease in rates paid on time deposits between 2001 and 2002 reflects the declining rate environment experienced throughout 2001, especially after the tragedies of September 11.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


Net Interest Income (Continued)

    Beginning in 1999, the Company has borrowed amounts from the FHLB at fixed rates of interest and loaned these monies to customers on a fixed rate basis. The Company anticipates continuing to use this approach as a mechanism to provide long-term financing to customers and limit market rate risk. In addition, monies were borrowed on a short-term, variable rate basis to fund the renovation and expansion at the Capon Valley Bank. The Bank anticipates refinancing this variable rate debt when long-term interest rates are favorable. The cost of all FHLB borrowings decreased 103 basis points from 2001 to 2002 due to rate changes in market.

    A complete yield analysis is shown as Table I on page 15.

Noninterest Income

    Noninterest income for 2002 was virtually unchanged from 2001 levels. Service charge income declined by 8.50% and other operating income increased by 12.78%. Service charge income declined as the result of a single customer being sold to new investors who infused funds in the business and eliminated overdrafts and their related fees. The net increase in other income is primarily due to a corresponding increase in underwriting revenue of HBI Life Insurance Company.

Noninterest Expenses

    Overall noninterest expense increased 9.30% in 2002 as the result of operating expense increases at Capon Valley Bank's new Gore Branch which opened in June 2001, a marketing campaign with additional advertising expenses and an increase in expenses relative to employee benefit plan administration of 401-K. Personnel expense increases of 12.31% were the result of a 8.08% increase in full time equivalent employees due to growth and reorganization and an increase in average wages. Expenses for occupancy, equipment and data processing expenses increased 7.59% due to costs of upgrading data processing equipment and equipping an additional branch facility. Other noninterest expenses increased 4.08% due to asset growth and additional branch locations. The overall increase in noninterest expense of 9.30% is in line with management estimates for the first quarter of the year and the increase in average earning assets of 8.13%.

Loan Portfolio

    The Company is an active residential mortgage and construction lender and generally extends commercial loans to small and medium sized businesses within its primary service area. The Company's commercial lending activity extends across its primary service areas of Grant, Hardy, Randolph, Mineral, Hampshire, northern Pendleton counties in West Virginia and Frederick County in Virginia. Consistent with its focus on providing community-based financial services, the Company does not attempt to diversify its loan portfolio geographically by making significant amounts of loans to borrowers outside of its primary service area.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


Loan Portfolio (Continued)

    Loans outstanding increased $4,130,000 or 2.01% in the first quarter in 2002 compared to levels at December 31, 2001. The first quarter of any year is traditionally slow as farming and logging operations are hampered by weather conditions and retail borrowing in the first quarter is put on hold until the spring. Thus, the first quarter increase in the loan portfolio was not anticipated but certainly welcomed. A 4.88% rise in real estate construction and mortgage loans was primarily responsible for the first quarter increase with modest losses in consumer and commercial lending. The loan to deposit ratio was 85.58% at March 31, 2002 compared to 84.89% at December 31, 2001.
Loan demand is expected to remain satisfactory in the near future barring any significant declines in the local or national economies.

Asset Quality and Risk Elements

    Nonperforming loans include nonaccrual loans, loans 90 days or more past due and restructured loans. Nonaccrual loans are loans on which interest accruals have been suspended or discontinued permanently. Restructured loans are loans on which the original interest rate or repayment terms have been changed due to financial hardship of the borrower. Nonaccrual loans totaled $951,000 at March 31, 2002 compared to $885,000 in nonaccrual loans at December 31, 2001. The increase was the result of one mortgage loan that went into bankruptcy and is pending foreclosure.

    Real estate acquired through foreclosure was $72,000 at March 31, 2002 and $77,000 at December 31, 2001. All foreclosed property held was in the Company's primary service area. The Company's practice is to value real estate acquired through foreclosure at the lower of (i) an independent current appraisal or market analysis less anticipated costs of disposal, or (ii) the existing loan balance. The Company is actively marketing all foreclosed real estate and does not anticipate material write-downs in value before disposition.

    An inherent risk in the lending of money is that the borrower will not be able to repay the loan under the terms of the original agreement. The allowance for loan losses (see subsequent section) provides for this risk and is reviewed periodically for adequacy. This review also considers concentrations of loans in terms of geography, business type or level of risk. While lending is geographically diversified within the service area, the Company does have some concentration of loans in the area of agriculture (primarily poultry farming), timber and related industries. Management recognizes these concentrations and considers them when structuring its loan portfolio. As of March 31, 2002, management is not aware of any significant potential problem loans in which the debtor is currently meeting their obligations as stated in the loan agreement but which may change in future periods.

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

     The provision for credit losses and changes in the allowance for credit losses are shown below (in thousands of dollars).

                                                          Quarter Ended
                                                             March 31,
                                                          2002     2001
                                                        -------- --------

    Balance, beginning of period                         $ 1,602  $ 1,493
    Net charge-offs (recoveries)
      Charge-offs                                           (122)    (104)
      Recoveries                                              23       86
                                                          ------   ------

    Total net charge-offs *                                  (99)     (18)
    Provision for credit losses                              120      120
                                                          ------   ------

      Balance, End of Period                             $ 1,623  $ 1,595
                                                          ======   ======

   * Components of net charge-offs:
      Real estate                                        $    (8) $
      Commercial                                             (16)      (8)
      Consumer                                               (75)     (10)
                                                          -------  ------

      Total                                              $   (99) $   (18)
                                                          =======  ======

    The allowance for credit losses of $1,623,000 at March 31, 2002, was up $21,000 from its level at December 31, 2001. The increase was due to net loan growth in the first quarter. The allowance was equal to .77% and .78% of total loans outstanding at March 31, 2002 and December 31, 2001, respectively. The Company believes that its allowance must be viewed in its entirety and, therefore, is available for potential credit losses in its entire portfolio, including loans, credit-related commitments and other financial instruments. In the opinion of management, the allowance, when taken as a whole, is adequate to absorb reasonably estimated credit losses inherent in the Company's portfolio.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


Allowance for Loan Losses (Continued)

     The following table shows the allocation of loans in the loan portfolio and the corresponding amounts of the allowance allocated by loan types as of March 31, 2002 and December 31, 2001:


                           March 31, 2002                        December 31, 2001
                           --------------                        -----------------
   Loan          Allowance  Percentage Percentage of     Allowance  Percentage  Percentage of
   Type         Allocation of Allowance Total Loans     Allocation of Allowance Total Loans

Commercial        $  538       33%         20%             $  486      30%          21%
Mortgage             624       39%         58%                576      36%          56%
Consumer             461       28%         22%                450      28%          23%
Unallocated                      %           %                 90       6%            %
                   -----      ----       ----               -----     ---          ---

   Totals         $1,623      100%        100%             $1,602     100%         100%
                   =====      ===        ====               =====     ===          ===


     Until recently, the allowance allocation weighted toward commercial loans due to its sensitivity to economic conditions. During 2001 the adoption of FFIEC guidelines SAB 102 placed more weight of the allowance toward the higher balance makeup of the portfolio in combination with specific allocations toward impaired loans. As a result, a shift of weighted allowance has gone to mortgage loans which carry 58% of the balances and 39% of the allocation as the highest category currently.

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

Securities

     The Company's securities portfolio serves several purposes. Portions of the portfolio secure certain public and trust deposits while the remaining portions are held as investments or used to assist the Company in liquidity and asset liability management. Total securities and other investments at March 31, 2002 were $32,102,000 compared to $31,855,000 at December 31, 2001. Total securities and other investments as a percentage of total assets were 11.45% at March 31, 2002 compared to 11.51% at December 31, 2001. The modest increase in security investments is due to overall asset growth.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Securities (Continued)

     The securities portfolio consists of three components, specifically, securities held to maturity, securities available for sale and other investments. Securities are classified as held to maturity when management has the intent and the Company has the ability at the time of purchase to hold the securities to maturity. Held to maturity securities are carried at cost, adjusted for amortization of premiums and accretion of discounts. Securities to be held for indefinite periods of time are classified as available for sale and accounted for at market value. Securities available for sale include securities that may be sold in response to changes in market interest rates, changes in the security's prepayment risk, increases in loan demand, general liquidity needs and other similar factors. Other investments include restricted securities whose ownership is required for participation in certain governmental programs. The Company's recent purchases of all securities have generally been limited to securities of high credit quality with short to medium term maturities. Changes in the market values of securities available for sale, net of the deferred tax effect, are reflected as changes in accumulated other comprehensive income. As of March 31, 2002, the market value of the securities available for sale exceeded their cost by $338,000 ($213,000 after tax effect).

Deposits

     The Company's main source of funds is customer deposits received from individuals, governmental entities, and businesses located within the Company's service area. Deposit accounts include demand deposits, savings, money market and certificates of deposit.

     Total deposits increased 1.18% between December 31, 2001 and March 31, 2002, exclusively in the form of demand, savings and money market accounts. The cost of funds for the first quarter of 2002 was 3.99% compared to 5.01% for the same quarter in 2001. Primarily responsible for this decrease was the general decline in interest rates throughout 2001. The majority of the Company's deposits are time deposits which are attractive to persons seeking high yields on their deposits but without the need for liquidity. The Company did see a decline in time deposits as customers have been reluctant to commit deposits to longer terms when rates are at historic lows.

Capital

     The Company seeks to maintain a strong capital base to expand facilities, promote public confidence, support current operations and grow at a manageable level. As of March 31, 2002, the Company's total risk based capital ratio was 15.71% which is far above the regulatory minimum of 8.0%. The leverage ratio of total capital to total assets was 10.46% at March 31, 2002 which is in line with the Company's peer group.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Liquidity (Continued)

     Additional sources of liquidity available to the Company include, but are not limited to, loan repayments, the ability to obtain deposits through the adjustment of interest rates and the purchasing of federal funds. To further meet its liquidity needs, the Company also maintains lines of credit with correspondent financial institutions and the Federal Reserve Bank of Richmond. Both subsidiary banks have lines of credit with the Federal Home Loan Bank of Pittsburgh although utilization has been limited. In the past, growths in deposits and proceeds from the maturity of investment securities have been sufficient to fund the net increase in loans.

Interest Rate Sensitivity

     In conjunction with maintaining a satisfactory level of liquidity, management must also control the degree of interest rate risk assumed on the balance sheet. Managing this risk involves regular monitoring of the interest sensitive assets relative to interest sensitive liabilities over specific time intervals.

     At March 31, 2002 the Company had a slightly negative gap position through the first twelve months. With the largest amount of interest sensitive assets and liabilities repricing within three years, the Company monitors these areas very closely. Early withdrawal of deposits, prepayments of loans and loan delinquencies are some of the factors that could affect actual versus expected cash flows. In addition, changes in rates on interest sensitive assets and liabilities may not be equal, which could result in a change in net interest margin. While the Company does not match each of its interest sensitive assets against specific interest sensitive liabilities, it does review its positions regularly and takes necessary actions to correct when necessary.

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

TABLE I

                           HIGHLANDS BANKSHARES, INC.
                          NET INTEREST MARGIN ANALYSIS
                          (Dollar Amounts in Thousands)


                          Three Months Ended          Three Months Ended
                            March 31, 2002              March 31, 2001
                         --------------------        --------------------

                      Average   Income/          Average   Income/
                      Balance2  Expense  Rates   Balance2  Expense    Rates


Interest Income
   Loans
     Commercial       $11,428  $   235    8.23%   $12,246   $  233     7.61%
     Consumer          54,577    1,569   11.50     51,927    1,683    12.96
     Real estate      139,802    2,475    7.08    127,175    2,457     7.73
                      -------  ------   -----    -------    -----   ------

   Total Loans        205,807    4,279    8.31    191,348    4,373     9.14

   Federal funds sold  13,012       54    1.66     10,321      132     5.12
   Interest bearing
     deposits           5,348       33    2.47      5,377       59     4.39
   Investments
     Taxable           26,408      319    4.83     21,937      355     6.47
     Tax exempt 1       5,101       82    6.43      3,116       59     7.57
                        -----    ------   -----     ------    -----   -----

   Total Earning
     Assets 1         255,676    4,767    7.46    232,099    4,978     8.58
                      -------   ------   -----    -------    -----   ------

Interest Expense
   Demand deposits     29,397       48     .65     29,494      175     2.34
   Savings             27,697      147    2.12     23,835      163     2.74
   Time deposits      154,520    1,908    4.94    142,106    2,104     5.93
   Other borrowed
     money              4,467       53    4.75      3,947       57     5.78
                      -------    ------   -----     ------    -----   ------

   Total Interest
     Bearing
     Liabilities     $216,081    2,156    3.99   $199,382    2,499     5.01
                      =======   ------   -----    =======    -----   ------

   Net Interest Margin         $ 2,611                      $2,479
                                ======                       =====

   Net Yield on Interest
     Earning Assets 1                     4.08%                        4.27%
                                         ======                      ======

   1 Yields are on a taxable equivalent basis.
   2 Includes loans in nonaccrual status.

TABLE II

                           HIGHLANDS BANKSHARES, INC.
                       INTEREST RATE SENSITIVITY ANALYSIS
                                 MARCH 31, 2002
                            (In Thousands of Dollars)



                                                          More than
                                                           5 Years
                        1 - 90  91 - 365  1 to 3  3 to 5  or Without
                         Days     Days     Years   Years   Maturity  Total
EARNINGS ASSETS

   Loans               $29,161  $92,008  $54,537  $24,467  $ 9,426  $209,599
   Fed funds sold       12,877                                        12,877
   Securities            1,578    5,025   16,307    2,304    6,888    32,102
   Time deposits in
     other banks         5,123      200      100                       5,423
                         -----   ------   ------   ------   ------    ------

   Total                48,739   97,233   70,944   26,771   16,314   260,001
                        ------   ------   ------   ------   ------   -------



INTEREST BEARING LIABILITIES

   Transaction accounts 19,276                                       19,276
   Money market savings 12,345                                       12,345
   Savings accounts     28,950                                       28,950
   Time deposits more
     than $100,000      12,278   17,865   11,835    2,116            44,094
   Time deposits less
     than $100,000      23,112   50,339   28,713    6,467           108,631
   Other borrowed money    125      308    1,323      705    1,940    4,401
                         -----   ------   ------   ------   ------   ------

   Total                96,086   68,512   41,871    9,288    1,940   217,697
                         ------  ------   ------   ------   ------   -------


Rate sensitivity GAP   (47,347)  28,721   29,073   17,483   14,374    42,304

Cumulative GAP         (47,347)          (18,626)  10,447   27,930    42,304

Ratio of cummulative
   interest sensitive assets
   to cummulative interest
   sensitive liabilities  50.72%   88.68%  105.06% 112.95%  119.43%


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

Item 2. Changes in Securities -           Not Applicable

Item 3. Defaults Upon Senior Securities - Not Applicable

Item 4. Submission of Matters to a Vote
        of Security Holders -             Not Applicable

Item 5. Other Information -               Not Applicable

Item 6. Exhibits and Reports on 8-K -  (a)Exhibits
                                          --------

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
                                               and  incorporated  in 1997 Form
                                               10-KSB.

                                       (b)     Reports   on  Form  8-K  filed
                                               during the three  months ended
                                               March 31, 2002

                                               None

                                    Signature


    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       HIGHLANDS BANKSHARES, INC.



                                       /s/ LESLIE A. BARR
                                       --------------------------
                                       Leslie A. Barr
                                       President


                                       /s/ ALAN L. BRILL
                                       --------------------------
                                       Alan L. Brill
                                       Secretary


May 14, 2002