Form 10-Q
period 2002-06-30
HIGHLANDS BANKSHARES INC /WV/
filed 2002-08-14
CIK 756862

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q



                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

For Quarter Ended                             Commission File No.   0-16761
   June 30, 2002

                           HIGHLANDS BANKSHARES, INC.


           West Virginia                                       55-0650793
----------------------------------                        -------------------
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


      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                Class                            Outstanding at June 30, 2002
------------------------------------------       ----------------------------
Common Stock, par value - $5                               478,958 shares

                           HIGHLANDS BANKSHARES, INC.


                                      INDEX


                                                                       Page

PART I    FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Statements of Income - Six Months
          Ended June 30, 2002 and 2001                                    2

          Consolidated Statements of Income - Three Months
          Ended June 30, 2002 and 2001                                    3

          Consolidated Balance Sheets - June 30, 2002 and
          December 31, 2001                                               4

          Consolidated Statements of Changes in Stockholders'
          Equity - Six Months Ended June 30, 2002 and 2001                5

          Consolidated Statements of Cash Flows - Six Months
          Ended June 30, 2002 and 2001                                    6

          Notes to Consolidated Financial Statements                      7

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations                   9


PART II   OTHER INFORMATION

Item 1.   Legal Proceedings                                              19

Item 2.   Changes in Securities                                          19

Item 3.   Defaults upon Senior Securities                                19

Item 4.   Submission of Matters to a Vote of Security Holders            19

Item 5.   Other Information                                              19

Item 6.   Exhibits and Reports on Form 8K                                19


          SIGNATURES                                                     20

Part I  Financial Information
Item 1  Financial Statements
                           HIGHLANDS BANKSHARES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
               (In Thousands of Dollars Except Per Share Amounts)

                                                            Six Months Ended
                                                               June 30,
                                                          2002        2001
                                                       ----------  ----------
Interest Income
   Interest and fees on loans                           $  8,556    $ 8,923
   Interest on federal funds sold                             96        248
   Interest on time deposits                                  65        132
   Interest and dividends on investment securities
     Taxable                                                 623        735
     Nontaxable                                              103         79
                                                         -------     ------

   Total Interest Income                                   9,443     10,117
                                                         -------     ------

Interest Expense
   Interest on time deposits over $100,000                 1,121      1,276
   Interest on other deposits                              2,863      3,655
   Interest on borrowed money                                103        105
                                                         -------     ------

   Total Interest Expense                                  4,087      5,036
                                                         -------     ------
,
Net Interest Income                                        5,356      5,081

Provision for Loan Losses                                    260        255
                                                         -------     ------

Net Interest Income After Provision for Loan Losses        5,096      4,826
                                                         -------     ------

Noninterest Income
   Service charges                                           273        290
   Other                                                     291        253
                                                         -------     ------

   Total Noninterest Income                                  564        543
                                                         -------     ------

Noninterest Expense
   Salaries and employee benefits                          2,066      1,888
   Equipment and Occupancy expense                           517        470
   Data processing                                           286        262
   Other                                                     948        868
                                                         -------     ------

Total Noninterest Expense                                  3,817      3,488
                                                         -------     ------

Income Before Income Taxes                                 1,843      1,881

Provision for Income Taxes                                   581        640
                                                         -------     ------

Net Income                                              $  1,262    $ 1,241
                                                         =======     ======

Per Share Data

   Net Income                                           $   2.57    $  2.47
                                                         =======     ======

   Cash Dividends                                       $    .74    $   .68
                                                         =======     ======

Weighted Average Common Shares Outstanding               491,359    501,898
                                                         =======    =======


       The accompanying notes are an integral part of these statements.

                           HIGHLANDS BANKSHARES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
               (In Thousands of Dollars Except Per Share Amounts)

                                                         Three Months Ended
                                                              June 30,
                                                          2002        2001
                                                       ----------  ----------
Interest Income
   Interest and fees on loans                           $  4,277    $ 4,550
   Interest on federal funds sold                             42        116
   Interest on time deposits                                  32         73
   Interest and dividends on investment securities
     Taxable                                                 304        380
     Nontaxable                                               51         42
                                                         -------     ------

   Total Interest Income                                   4,706      5,161
                                                         -------     ------

Interest Expense
   Interest on time deposits over $100,000                   541        697
   Interest on other deposits                              1,340      1,792
   Interest on borrowed money                                 50         48
                                                         -------     ------

   Total Interest Expense                                  1,931      2,537
                                                         -------     ------

Net Interest Income                                        2,775      2,624

Provision for Loan Losses                                    140        135
                                                         -------     ------

Net Interest Income After Provision for Loan Losses        2,635      2,489
                                                         -------     ------

Noninterest Income
   Service charges                                           144        149
   Other income                                              141        120
                                                         -------     ------

   Total Noninterest Income                                  285        269
                                                         -------     ------

Noninterest Expense
   Salaries and employee benefits                          1,017        954
   Equipment and Occupancy expense                           265        241
   Data processing expense                                   141        122
   Other                                                     514        451
                                                         -------     ------

   Total Noninterest Expense                               1,937      1,768
                                                         -------     ------

Income Before Income Taxes                                   983        990

Provision for Income Taxes                                   321        343
                                                         -------     ------

Net Income                                              $    662    $   647
                                                         =======     ======

Per Share Data

   Net Income                                           $   1.38    $  1.29
                                                         =======     ======

   Cash Dividends                                       $    .37    $   .34
                                                         =======     ======

Weighted Average Common Shares Outstanding               480,936    501,898
                                                         =======    =======


       The accompanying notes are an integral part of these statements.

                           HIGHLANDS BANKSHARES, INC.
                           CONSOLIDATED BALANCE SHEETS
                            (In Thousands of Dollars)

                                                      June 30,   December 31,
                                                        2002         2001
                                                    ------------ ------------
     ASSETS

Cash and due from banks - noninterest bearing         $  6,545    $  6,492
Time deposits in other banks                             5,785       6,334
Federal funds sold                                       5,789      13,284
Securities held to maturity (note 2)                     1,571       1,603
Securities available for sale (note 3)                  28,262      29,460
Other investments                                          858         792
Loans, net of unearned interest (note 5)               215,989     205,469
   Less allowance for loan losses (note 6)              (1,723)     (1,603)
Bank premises and equipment                              6,933       7,056
Interest receivable                                      1,926       1,818
Investment in insurance contracts (note 7)               5,188       5,100
Other assets                                             1,568         973
                                                       -------     -------

   Total Assets                                       $278,691    $276,778
                                                       =======     =======

     LIABILITIES

Deposits:
   Noninterest bearing
     Demand deposits                                  $ 32,686    $ 29,279
   Interest bearing
     Money market and checking                          20,156      17,936
     Money market savings                               13,533      11,407
     Savings                                            29,820      26,782
     Time deposits over $100,000                        42,467      45,182
     All other time deposits                           105,402     111,456
                                                       -------     -------

   Total Deposits                                      244,064     242,042

Borrowed money                                           4,276       4,523
Accrued expenses and other liabilities                   2,326       1,903
                                                       -------     -------

   Total Liabilities                                   250,666     248,468
                                                       -------     -------

   STOCKHOLDERS' EQUITY

Common stock ($5 par value, 1,000,000 shares
   authorized, 546,764 shares issued)                    2,734       2,734
Surplus                                                           1,662
1,662
Retained earnings                                       25,522      24,624
Accumulated other comprehensive loss                       317         283
Treasury stock (at cost, 67,806 shares in 2002
   and 44,866 in 2001)                                  (2,210)       (993)
                                                       --------    --------

   Total Stockholders' Equity                           28,025      28,310
                                                       -------     -------

   Total Liabilities and Stockholders' Equity         $278,691    $276,778
                                                       =======     =======


       The accompanying notes are an integral part of these statements.



                           HIGHLANDS BANKSHARES, INC.
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                            (In Thousands of Dollars)


                                                                             Accumulated
                                                                               Other
                               Common              Treasury     Retained   Comprehensive
                               Stock     Surplus     Stock       Earnings      Income     Total



Balance, December 31, 2001     $2,734    $ 1,662    $  (993)    $   24,624   $  283     $ 28,310
   Comprehensive Income
   Net Income                                                        1,262                 1,262
   Net change in
     unrealized
     appreciation on
     investment
     securities available
     for sale,
     net of taxes                                                                34           34
                                -----     ------      ------        ------     ------       ------

   Total Comprehensive Income                                                              1,296

   Treasury stock purchased                          (1,217)                              (1,217)
   Dividends paid                                                     (364)                 (364)
                                -----     ------       ------       -------    ------     -------

   Balances, June 30, 2002     $2,734    $ 1,662    $(2,210)      $ 25,522   $  317      $28,025
                                =====    =======    =======        =======     =====     =======



                                                                             Accumulated
                                                                              Other
                               Common              Treasury      Retained   Comprehensive
                                Stock    Surplus     Stock        Earnings     Income     Total

Balance, December 31, 2000     $2,734    $ 1,662   $   (993)     $  22,826  $    39       $26,268
   Comprehensive Income
   Net Income                                                        1,241                  1,241
   Net change in
     unrealized
     appreciation on
     investment
     securities available
     for sale,
     net of taxes                                                               140           140
                                -----    ------      ------         ------    ------       ------

   Total Comprehensive Income                                                               1,381
   Dividends paid                                                     (342)                  (342)
                                -----     ------     ------          ------    ------       ------

   Balances, June 30, 2001     $2,734    $ 1,662   $   (993)      $ 23,725   $  179       $27,307
                             ========     ======    =======        =======   ======       =======



       The accompanying notes are an integral part of these statements.

                           HIGHLANDS BANKSHARES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In Thousands of Dollars)

                                                           Six Months Ended
                                                               June 30,
                                                          2002        2001
                                                       ----------  ----------
Cash Flows from Operating Activities:
   Net income                                           $  1,262    $ 1,241
   Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depreciation                                          264        254
       Net securities amortization                           148         33
       Provision for loan losses                             260        255
       Income from insurance investments                     (88)       (96)
       Increase in interest receivable                      (108)      (235)
       (Increase) decrease in other assets                  (616)       131
       Increase in accrued expenses                          423        263
                                                         -------     ------

   Net Cash Provided by Operating Activities               1,545      1,846
                                                         -------     ------

Cash Flows from Investing Activities:
   Net change in time deposits in other banks                548        441
   Net change in federal funds sold                        7,495       (605)
   Proceeds from maturities of securities
     available for sale                                    4,481      9,792
   Proceeds from maturities of securities
     held to maturity                                         31        395
   Purchase of securities available for sale              (3,376)   (15,934)
   Purchase of other investments                             (67)       (29)
   Net change in loans                                   (10,659)   (10,165)
   Purchase of property and equipment                       (140)      (615)
                                                         --------    ------

   Net Cash Consumed by Investing Activities              (1,687)    (16,720)
                                                         --------    -------

Cash Flows from Financing Activities:
   Net change in time deposits                            (8,769)    13,564
   Net change in other deposits                           10,791        808
   Dividends paid in cash                                   (364)      (342)
   Purchase of treasury stock                             (1,217)
   Repayment of borrowed money                              (247)      (422)
   Advances of borrowed money                                           600
                                                         -------     ------

   Net Cash Provided by Financing Activities                 194     14,208
                                                         -------     ------

Net Increase (Decrease) in Cash and Cash Equivalents          52       (666)

Cash and Cash Equivalents, Beginning of Period             6,492      7,062
                                                         -------     ------

Cash and Cash Equivalents, End of Period                $  6,544    $ 6,396
                                                         =======     ======

Supplemental Disclosures:
   Cash Paid For:
     Income taxes                                       $    430    $ 1,002
     Interest                                              4,052      4,970

       The accompanying notes are an integral part of these statements.

                           HIGHLANDS BANKSHARES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1    ACCOUNTING PRINCIPLES:

             The consolidated financial statements conform to generally accepted accounting principles and to general industry practices. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 2002, and the results of operations for the three and six month periods ended June 30, 2001 and 2002. The notes included herein should be read in conjunction with the notes to financial statements included in the 2001 annual report to stockholders of Highlands Bankshares, Inc.

             The Company does not expect the anticipated adoption of any newly issued accounting standards to have a material impact on future operations or financial position.


NOTE 2    SECURITIES HELD TO MATURITY:

             The amortized cost and fair value of securities held to maturity as of June 30, 2002 and December 31, 2001, are as follows:

                                          2002                 2001
                                   -----------------     -----------------
                                    Amortized    Fair    Amortized     Fair
                                       Cost      Value       Cost      Value

          Obligations of states and
            political subdivisions     $ 1,566  $ 1,628      $1,597   $ 1,633
          Mortgage-backed securities         5        5           6         6
                                       -------   ------      ------    ------

            Total                      $ 1,571  $ 1,633      $1,603   $ 1,639
                                        ======   ======       =====    ======


NOTE 3    SECURITIES AVAILABLE FOR SALE:

             The amortized cost and fair value of securities available for sale as of June 30, 2002 and December 31, 2001, are as follows:

                                         2002                   2001
                                    ---------------     -------------------
                                    Amortized    Fair      Amortized    Fair
                                        Cost      Value       Cost      Value

          US Treasury securities
            and obligations of
            US Government
            corporations and
            agencies                   $16,579   $16,836      $16,123  $16,432
          Obligations of states
            and political
            subdivisions                 5,818     5,924        6,319    6,380
          Mortgage-backed securities     5,322     5,471        6,527    6,609
          Other investments                 34        31           42       39
                                         ------   ------       -----    ------

            Total                      $27,753   $28,262      $29,011  $29,460
                                        ======   ======       ======   ======

                           HIGHLANDS BANKSHARES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 4    OTHER INVESTMENTS

            Other investments totaling $ 858,550 include investments in the Federal Home Loan Bank and other governmental entities whose transferability is restricted


NOTE 5    LOANS OUTSTANDING:

             A summary of loans outstanding as of June 30, 2002 and December 31, 2001, is as follows:

                                                        2002         2001
                                                        ----         ----

          Commercial                                  $ 44,706    $ 42,204
          Real estate - construction                     5,013       3,868
                   - mortgages                         118,587     111,668
          Consumer installment                          47,789      47,927
                                                       -------     -------

            Total                                      216,095     205,667
          Unearned interest                               (106)       (198)
                                                       --------    --------

            Net loans outstanding                     $215,989    $205,469
                                                       =======     =======


NOTE 6    ALLOWANCE FOR LOAN LOSSES:

             A summary of transactions in the allowance for loan losses for the six months ended June 30, 2002 and 2001, follows:

                                                        2002         2001
                                                        ----         ----

          Balance, beginning of period                $  1,603    $  1,493
          Provisions charged to operating expenses         260         255
          Loan recoveries                                   96         139
          Loan charge-offs                                (236)       (187)
                                                       --------    -------

            Balance, end of period                    $  1,723    $  1,700
                                                       =======     =======


NOTE 7    INVESTMENT IN INSURANCE CONTRACTS:

             Investment in insurance contracts consist of single premium insurance contracts which have the dual purposes of providing a rate of return to the Company which approximately equals the Company's average cost of funds and providing life insurance and retirement benefits to employees. The carrying value of these investments was $5,188,000 at June 30, 2002 and $5,100,000 at December 31, 2001.

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations


Overview

    Year to Date Operations

    The Company's year to date net income was $1,261,616, an increase of 1.69% compared to 2001. Earnings per share were $2.57 for 2002 compared to $2.47 per share for 2001. The Company's annualized return on average equity was 9.03% in 2002 compared to 9.17% for 2001. Return on average assets was .92% for 2002 and ..94% for 2001, respectively.

    The increase in earnings per share was due primarily to a 5.41% increase in net interest income. Growth in average earning assets (8.92%) and interest bearing liabilities (5.57%) within the last twelve months offset a declining net interest margin between 2002 and 2001. The increase in the tax equivalent net interest income was 5.63% for the period. The provision for loan losses of $260,000 was up slightly ($5,000) over the same period in 2001 and is reflective of moderate net charge offs in 2002. Noninterest income increased 3.87% due to a higher volume of insurance activity partially offset by decline in account service charges. Noninterest expenses increased 9.43%, mainly the result of operating expenses at the new branch in Gore, Virginia which opened in June 2001 and salary/benefit increases.

    Quarter Ending June 30 Operations

    Overall net income for the quarter ending June 30, 2002 increased 2.32% to $662,000 when compared to 2001 income of $647,000. Earnings per share for the second quarter of 2002 were $1.38 versus $1.29 in 2001 (a 6.98% increase). Increases in the net interest income of 5.75% were offset by increases in operating expenses of 9.56% during the period.

Net Interest Income

    Year to Date Operations

    The Company's net yield on interest earning assets on a tax equivalent basis was 4.23% through the second quarter of 2002 compared to 4.36% for the second quarter of 2001. The volume of all lending increased substantially in the last twelve months due to a strong economy and additional branch locations. Commercial rates decreased from 9.04% in 2001 to 8.04% in 2002 due to the Federal Reserve Bank actions over the last year. Rates on real estate loans declined 148 basis points. Rates on consumer loans actually increased 38 basis points, largely due to a shift in demand for used vehicles and short term personal loans. The overall decrease of 101 basis points in returns on average loans was more than offset by decreases in the rates paid on deposits and borrowed money (see "Deposits" below).

    Through the second quarter of 2002, the Company saw an overall decrease of 160 basis points in the yields on investment securities compared to 2001 results. The decrease is reflective of recent reinvestments at lower rates. Average investments in securities have increased over the last twelve months as deposit growth has outpaced loan demand creating excess cash to invest. Interest rates earned on fed funds sold and interest bearing deposits declined 285 basis points as rates were cut eleven times in 2001 by the Federal Reserve Bank ("The Fed") by one-quarter to one-half point each time. The increase in federal funds is intended to serve as a source of funding should maturing, high rate certificates leave the Banks. The Company experienced a $8.8 million decline in the balance of certificates in the first half of 2002 due to repricing of maturing certificates at much lower rates, but, this outflow has been offset by increased levels of demand and savings deposits.

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

    Interest rates paid on transaction and savings accounts declined a combined 94 basis points due to lower rates resulting from the Fed actions. The average balance in time deposits grew 3.20% in 2002 since this same time in 2001 and has been a source of funding for the loan growth discussed earlier. A 118 basis point decrease in rates paid on time deposits between 2001 and 2002 reflects the declining rate environment throughout 2002, especially after the tragedies of September 11.

    Beginning in 1999, the Company has borrowed amounts from the FHLB at fixed rates of interest and loaned these monies to customers on a fixed rate basis. The Company anticipates continuing to use this approach as a mechanism to provide long-term financing to customers and limit market rate risk. In addition, monies were borrowed on a short-term, variable rate basis to fund the renovation and expansion at the Capon Valley Bank. The Bank anticipates refinancing this variable rate debt when long-term interest rates are favorable. The cost of all FHLB borrowings decreased 44 basis points from 2001 to 2002 due to rate changes in market.

    Quarter Ending June 30 Operations

    The Company's net interest income on a tax equivalent basis of $2,805,000 was 4.33% of average earning assets for the quarter ending June 30, 2002 compared to net interest income of $2,648,000 (4.39% of average earning assets) for the same period in 2001. A 6.00% decrease in income from loans was the result of an increase in volume which was outpaced by a 118 basis point decline in average yields. Yields on investment securities also declined significantly over the previous year in response to prevailing market conditions. Outpacing the decline in asset yields was a decrease in average rates paid on interest bearing liabilities from 4.91% in 2001 to 3.63% in 2002. The decrease was primarily the result of a 137 basis point decline in the cost of time deposits as high rate deposits are maturing and are being replaced by lower rate deposits. The Company expects future deposit rates to remain stable or decrease slightly in the second half of 2002 as rates on higher costing certificates continue to mature and are replaced with rates in line with current market rates.

    A complete yield analysis is shown as Table I on page 17.

Noninterest Income

    Year to Date Operations

    Noninterest income for 2002 rose slightly from 2001 levels. Service charge income declined by 5.86% and other operating income increased by 15.02%. Service charge income declined as the result of a single customer being sold to new investors who infused funds in the business and eliminated overdrafts and their related fees. The net increase in other income is primarily due to a corresponding increase in underwriting revenue of HBI Life Insurance Company.

    Quarter Ending June 30 Operations

    Noninterest interest income for the quarter ending June 30, 2002 increased 5.94% as the result of the increase in other income discussed in the preceding paragraph.

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


Noninterest Expenses

    Year to Date Operations

    Overall noninterest expense increased 9.43% in 2002 as the result of operating expense increases at Capon Valley Bank's new Gore Branch which opened in June 2001, a marketing campaign with additional advertising expenses and an increase in expenses relative to employee benefit plan administration. Personnel expense increases of 9.43% were the result of an 8.00% increase in full time equivalent employees due to growth and reorganization and an increase in average wages. Expenses for occupancy, equipment and data processing expenses increased 10.00% due to costs of upgrading data processing equipment, equipping an additional branch facility and increasing data processing services for stockholder services. Other noninterest expenses increased
9.22% due to asset growth and additional advertising. The overall increase in noninterest expense of 9.43% is in line with management estimates through the second quarter of the year and the increase in average earning assets of 8.92%.

    Quarter Ending June 30 Operations

    Overall, noninterest expenses increased 9.56% for the quarter ending June 30, 2002 compared to the quarter ending June 30, 2001. The reasons for the quarterly increase are the same as for the year-to-date increases and the percentage increases for the quarters are relatively the same as the year-to-date increases.

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

    Loans outstanding increased $10,520,000 or 5.12% in the first half of 2002 compared to levels at December 31, 2001. The first quarter of any year is traditionally slow as farming and logging operations are hampered by weather conditions and retail borrowing in the first quarter is put on hold until the spring. Thus, the first quarter increase of 2.01% in the loan portfolio was not anticipated but certainly welcomed. A 6.98% rise in real estate construction and mortgage loans since the beginning of this year was primarily responsible for the increase through the second quarter with consumer and commercial lending remaining stable. The loan to deposit ratio was 88.50% at June 30, 2002 compared to 84.89% at December 31, 2001. Loan demand is expected to remain satisfactory in the near future barring any significant declines in the local or national economies.

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


Asset Quality and Risk Elements

    Nonperforming loans include nonaccrual loans, loans 90 days or more past due and restructured loans. Nonaccrual loans are loans on which interest accruals have been suspended or discontinued permanently. Restructured loans are loans on which the original interest rate or repayment terms have been changed due to financial hardship of the borrower. Nonaccrual loans totaled $668,000 at June 30, 2002 compared to $885,000 in nonaccrual loans at December 31, 2001. The decrease was the result of foreclosures, which resulted in increases in other real estate owned.

    Real estate acquired through foreclosure was $596,500 at June 30, 2002 and $77,000 at December 31, 2001. All foreclosed property held was in the Company's primary service area. The Company's practice is to value real estate acquired through foreclosure at the lower of (i) an independent current appraisal or market analysis less anticipated costs of disposal, or (ii) the existing loan balance. The Company is actively marketing all foreclosed real estate and does not anticipate material write-downs in value before disposition.

    An inherent risk in the lending of money is that the borrower will not be able to repay the loan under the terms of the original agreement. The allowance for loan losses (see subsequent section) provides for this risk and is reviewed periodically for adequacy. This review also considers concentrations of loans in terms of geography, business type or level of risk. While lending is geographically diversified within the service area, the Company does have some concentration of loans in the area of agriculture (primarily poultry farming), timber and related industries. Management recognizes these concentrations and considers them when structuring its loan portfolio. As of June 30, 2002, management is not aware of any significant potential problem loans in which the debtor is currently meeting their obligations as stated in the loan agreement but which may change in future periods.

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
                                       Quarter Ended     Six Months Ended
                                         June 30,            June 30,
                                    ------------------ --------------------
    Allowance for credit losses        2002    2001       2002     2001
    ---------------------------        ----    ----       ----     ----

    Balance, beginning of period     $ 1,623  $ 1,595    $ 1,603  $ 1,493
    Net charge-offs (recoveries)
      Charge-offs                       (114)     (83)      (236)    (187)
      Recoveries                          74       53         96      139
                                      ------   ------     ------   ------

    Total net charge-offs *              (40)     (30)      (140)     (48)
    Provision for credit losses          140      135        260      255
                                      ------   ------     ------   ------

      Balance, End of Period         $ 1,723  $ 1,700    $ 1,723  $ 1,700
                                      ======   ======     ======   ======


                                       Quarter Ended     Six Months Ended
                                         June 30,           June 30,
                                    ------------------ --------------------
                                       2002    2001       2002     2001
                                       ----    ----       ----     ----
   * Components of net charge-offs:
      Real estate                    $    22  $          $    13  $
      Commercial                          (2)                (18)      (8)
      Installment                        (60)     (30)      (135)     (40)
                                      -------  ------     -------  ------

      Total                          $   (40) $   (30)   $  (140) $   (48)
                                      =======  ======     =======  ======


    The allowance for credit losses of $1,723,000 at June 30, 2002, was up $100,000 from its level at March 31, 2002. The increase was due to limited net charge offs during the second quarter of 2002 compared to the provision charged to operations. The allowance was equal to .80% and .78% of total loans at June 30, 2002 and December 31, 2001, respectively. The Company believes that its allowance must be viewed in its entirety and, therefore, is available for potential credit losses in it entire portfolio, including, loans, credit-related commitments and other financial instruments. In the opinion of management, the allowance, when taken as a whole, is adequate to absorb reasonably estimated credit losses inherent in the Company's portfolio.

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


Allowance for Loan Losses (Continued)


     The following table shows the allocation of loans in the loan portfolio and the corresponding amounts of the allowance allocated by loan types as of June 30, 2002 and December 31, 2001:

                         June 30, 2002                   December 31, 2001
                         -------------                   -----------------

   Loan      Allowance   Percentage  Percentage of  Allowance   Percentage  Percentage of
   Type     Allocation  of Allowance Total Loans   Allocation  of Allowance  Total Loans

Commercial    $  569       33%         21%           $  487       30%           21%
Mortgage         554       32%         57%              576       36%           56%
Consumer         525       31%         22%              450       28%           23%
Unallocated       75        4%          0%               90        6%             %
               -----      ---         ---             -----      ---           ---

   Totals   $  1,723      100%        100%          $ 1,603      100%          100%
             =======      ====       ====            ======      ====         ====

     Until recently, the allowance allocation weighted toward commercial loans due to its sensitivity to economic conditions. During 2001, the adoption of FFIEC guidelines SAB 102 placed more weight of the allowance toward the actual composition of the portfolio in combination with specific allocations toward impaired loans. As a result, a shift of weighted allowance has moved to consumer loans which now carries 22% of the balances and 31% of the allocation, with mortgage at 32% and commercial at 33% of the allocation.

Securities

     The Company's securities portfolio serves numerous purposes. Portions of the portfolio may secure certain public and trust deposits. The remaining portions are held as investments or used to assist the Company in liquidity and asset/liability management. Total securities at June 30, 2002 were $29,833,000 compared to $31,063,000 at December 31, 2001. Securities as a percentage of total assets were 10.70% at June 30, 2002 compared to 11.22% at December 31, 2001. The level of securities relative to total assets has dropped slightly throughout 2002 as the demand for loans has been partially funded by investment maturities.

     The securities portfolio consists of three components, specifically, securities held to maturity, securities available for sale and other investments. Securities are classified as held to maturity when management has the intent and the Company has the ability at the time of purchase to hold the securities to maturity. Held to maturity securities are carried at cost, adjusted for amortization of premiums and accretion of discounts. Securities to be held for indefinite periods of time are classified as available for sale and accounted for at market value. Securities available for sale include securities that may be sold in response to changes in market interest rates, changes in the security's prepayment risk, increases in loan demand, general liquidity needs and other similar factors. Other investments include restricted securities whose ownership is required to participate in certain governmental programs.
The Company's recent purchases of all securities have generally been limited to securities of high credit quality with short to medium term maturities. Changes in the market values of securities available for sale are reflected as changes in stockholders' equity, net of the deferred tax effect. As of June 30, 2002, the fair value of the securities available for sale exceeded their cost by $509,000 ($317,000 after tax considerations).

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


Deposits

     The Company's main source of funds remains deposits received from individuals, governmental entities and businesses located within the Company's service area. Deposit accounts include demand deposits, savings, money market and certificates of deposit.

     Total deposits increased 0.84% between December 31, 2001 and June 30, 2002, in all deposit areas except time deposits. The cost of funds for the first six months of 2002 was 3.84% compared to 5.00% for the same period in 2001. The costs on all deposit types decreased during the period. The majority of the Company's deposits are time deposits that are attractive to persons seeking high yields on their deposits but without the need for liquidity. The Company has recently seen a substantial decrease in all time deposits as a result of maturing high-rate certificates of deposits. Total deposits have grown slightly as noted due to the shift from time deposits as they matured to savings and money market accounts. Customers are keeping their investments in transaction accounts waiting for market forces to increase rates.

Capital

     The Company seeks to maintain a strong capital base to expand facilities, promote public confidence, support current operations and grow at a manageable level. As of June 30, 2002, the Company's total risk based capital ratio was 14.41% which is far above the regulatory minimum of 8.0%. The leverage ratio of total capital to total assets was 10.16% at June 30, 2002, which is comparable to the Company's peer group.

     In the second quarter of 2002, the Company repurchased stock from unrelated parties in two separate transactions. Total shares repurchased were 22,940 at a cost of $1,217.000.

     In June 2002, the Company approved a three for one stock split effective September 3, 2002 to shareholders of record on August 1, 2002.

Liquidity

     Liquidity is the ability to meet present and future financial obligations through either the sale or maturity of existing assets or the acquisition of additional funds through liability management. Liquid assets include cash, interest-bearing deposits with banks, federal funds sold, investments and loans maturing within one year. The Company's ability to obtain deposits and purchase funds at favorable rates determines its liquidity exposure. As a result of the Company's management of liquid assets and the ability to generate liquidity through liability funding, management believes that the Company maintains overall liquidity sufficient to satisfy its depositors' requirements and meet its customers' credit needs.

     Additional sources of liquidity available to the Company include, but are not limited to, loan repayments, the ability to obtain deposits through the adjustment of interest rates and the purchasing of federal funds. To further meet its liquidity needs, the Company also maintains lines of credit with correspondent financial institutions and the Federal Reserve Bank of Richmond. Both subsidiary banks have lines of credit with the Federal Home Loan Bank of Pittsburgh although utilization has been insignificant. In the past, growth in deposits has been sufficient to fund the net increase in loans and investment securities

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


Interest Rate Sensitivity

     In conjunction with maintaining a satisfactory level of liquidity, management must also control the degree of interest rate risk assumed on the balance sheet. Managing this risk involves regular monitoring of the interest sensitive assets relative to interest sensitive liabilities over specific time intervals.

     At June 30, 2002 the Company had a negative gap position through the first three months, shifting to a positive gap by the end of one year. With the largest amount of interest sensitive assets and liabilities repricing within one year, the Company believes it is in an excellent position to respond to rapid market rate changes quickly. Early withdrawal of deposits, prepayments of loans and loan delinquencies are some of the factors that could affect actual versus expected cash flows. In addition, changes in rates on interest sensitive assets and liabilities may not be equal, which could result in a change in net interest margin. While the Company does not match each of its interest sensitive assets against specific interest sensitive liabilities, it does review its positions regularly and takes actions to reposition it when necessary.

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

Table I
                              HIGHLANDS BANKSHARES, INC.
                             NET INTEREST MARGIN ANALYSIS
                            (Dollar Amounts in Thousands)

                        Six Months Ended              Six Months Ended
                          June 30, 2002                 June 30, 2001
                        --------------------         -----------------
                     Average   Income/            Average   Income/
                     Balance   Expense  Rates      Balance  Expense    Rates

Interest Income
   Loans 1, 4
   Commercial        $11,568   $  461     8.04%    $11,291   $  506     9.04%
     Consumer         54,207    3,147    11.71%     52,645    2,959    11.33%
     Real estate     144,180    4,948     6.92%    131,075    5,458     8.40%
                      -------   -----   ------     -------    -----  ---------

   Total             209,955    8,556     8.22%    195,011    8,923     9.23%

   Federal funds
     sold             11,562       96     1.69%     10,223      248     4.89%
   Interest bearing
     deposits          5,324       65     2.20%      5,830      132     4.57%
   Investments
     Taxable 3        25,756      623     4.88%     22,795      735     6.50%
     Tax exempt 2,3    5,695      163     5.77%      3,290      125     7.66%
                       -----    -----     ----       -----    -----     -----

   Total Earning
     Assets          258,292    9,503     7.53%    237,149   10,163     8.64%
                     -------    -----   -------   --------   ------   -------

Interest Expense
   Money markets      31,842      205     1.30%     29,096      310     2.15%
   Savings            28,132      206     1.48%     24,498      307     2.53%
   Time deposits     150,276    3,573     4.79%    145,614    4,314     5.97%
   Other borrowed
     money             4,344      103     4.78%      4,059      105     5.22%
                       -----    -----     ----       -----     -----   -----

   Total Interest
     Bearing
     Liabilities     214,594    4,087     3.84%    203,267    5,036     5.00%
                    -------    --------   ------  -------    -----    -------

   Net Interest
     Income                     5,416                        $5,127
                                =====                         =====

   Net Yield on
     Interest Earning
     Assets                               4.23%                         4.36%
                                           ====                        =====

1  Interest income on loans includes loan fees.
2  On a taxable equivalent basis based on a tax rate of 37%.
3 Average balance information is reflective of historical cost and has not been adjusted for changes in market value.
4  Average balances include non-accrual loans.

                           HIGHLANDS BANKSHARES, INC.
                          NET INTEREST MARGIN ANALYSIS
                          (Dollar Amounts in Thousands)

                        Three Months Ended          Three Months Ended
                           June 30, 2002               June 30, 2001
                        -------------------      -------------------
                     Average    Income/          Average    Income/
                     Balance   Expense  Rates    Balance    Expense    Rates

Interest Income
   Loans 1, 4
   Commercial        $11,708   $  226    7.74%    $10,337    $  273     10.59%
     Consumer         53,837    1,578   11.76%     53,362     1,276      9.59%
     Real estate     148,558    2,473    6.68%    134,975     3,001      8.92%
                     -------   -------  ------    -------     -----    -------

   Total             214,103    4,277    8.01%    198,674     4,550      9.19%

   Federal funds sold  9,777       42    1.76%     10,124       116      4.60%
   Interest bearing
     deposits          5,300       32    1.89%      6,282        73      4.66%
   Investments
     Taxable 3        25,104      304    4.86%     23,653       380      6.44%
     Tax exempt 2,3    5,828       81    5.57%      3,464        66      7.64%
                       -----     -----   ----     -----       -----      -----

   Total Earning
     Assets          260,112    4,736    7.38%    242,197     5,185      8.59%
                     -------    ------  ------    -------     -----    ------

Interest Expense
   Money markets      34,287      108    1.26%     28,697       135      1.89%
   Savings            28,567      108    1.52%     25,161       144      2.30%
   Time deposits     146,032    1,665    4.57%    149,122     2,210      5.94%
   Other borrowed
     money             4,221       50    4.75%      4,171        48      4.62%
                       -----    -----    ----       -----     -----      -----

   Total Interest
     Bearing
     Liabilities     213,107    1,931    3.63%    207,151     2,537      4.91%
                     -------    ------  ------   --------     -----      ------

   Net Interest
     Income                     2,805                        $2,648
                                 =====                        =====

   Net Yield on
     Interest Earning
     Assets                              4.33%                           4.39%
                                          ====                           =====

1  Interest income on loans includes loan fees.
2  On a taxable equivalent basis based on a tax rate of 37%.
3 Average balance information is reflective of historical cost and has not been adjusted for changes in market value.
4  Average balances include non-accrual loans.

TABLE II

                           HIGHLANDS BANKSHARES, INC.
                       INTEREST RATE SENSITIVITY ANALYSIS
                                  JUNE 30, 2002
                            (In Thousands of Dollars)

                                                           More than
                                                           5 Years
                         1 - 90  91 - 365 1 to 3   3 to 5    or no
                          Days     Days    Years    Years  Maturity   Total
EARNINGS ASSETS

   Loans                $42,768  $105,640 $49,105  $ 8,700  $9,776  $215,989
   Fed funds sold         5,789                                        5,789
   Securities             4,206     8,212  11,364    1,766   5,143    30,691
   Time deposits in other
     banks                5,585       200                              5,785
                         ------   ------   ------   ------   -----    ------

   Total                 58,348   114,052  60,469   10,466  14,919   258,254
                         ------   -------  ------   ------   ------  -------



INTEREST BEARING LIABILITIES

   Transaction accounts  20,156                                       20,156
   Money market savings  13,533                                       13,533
   Savings accounts      29,820                                       29,820
   Time deposits more
     than $100,000        6,797    21,697   8,862    5,111            42,467
   Time deposits less
     than $100,000       16,885    53,162  27,531    7,441     383   105,402
   Other borrowed money   1,267                31            2,978     4,276
                         ------   ------   ------   ------   -----    ------

   Total                 88,458    74,859  36,424   12,552   3,361   215,654
                         ------    ------   ------   ------   -----   -------


Rate sensitivity GAP    (30,110)   39,193  24,045   (2,086) 11,558

Cumulative GAP          (30,110)    9,083  33,128   31,042  42,600

Ratio of cumulative
   interest sensitive
   assets to
   cumulative interest
   sensitive liabilities  65.96%   105.56% 116.59%  114.62%  119.75%



Assumes all transaction, money market and savings deposit accounts reprice within 90 days.

Part II Other Information


Item 1. Legal Proceedings -         Not Applicable

Item 2. Changes in Securities -     Not Applicable

Item 3. Defaults Upon Senior
        Securities -                Not Applicable

Item 4. Submission of Matters
        to a Vote
        of Security Holders -       On April 9, 2002, the stockholders held
                                    their annual meeting. The following items were approved by the shareholders by the required majority:

                                    1) Election of the Board of Directors as
                                       proposed in the proxy material without
                                       any additions or exceptions.

                                    2) Ratification   of  S.  B.   Hoover   &
                                       Company,  L.L.P.  as auditors  for the
                                       year ending December 31, 2002.


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

                                       3 (ii)Bylaws       of        Highlands
                                             Bankshares,       Inc.       are
                                             incorporated   by  reference  to
                                             Appendix    D    to     Highland
                                             Bankshares,   Inc.'s   Form  S-4
                                             filed October 20, 1986.

                                    (b)Reports on Form 8-K filed during the
                                       three months ended June 30, 2002.

                                      None

                                    Signature



    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       HIGHLANDS BANKSHARES, INC.



                                       /s/ LESLIE A. BARR
                                       -------------------------------------
                                       Leslie A. Barr
                                       President


                                       /s/ ALAN L. BRILL
                                       -------------------------------------
                                       Alan L. Brill
                                       Secretary





Date: