Form 10-Q
period 2002-09-30
HIGHLANDS BANKSHARES INC /WV/
filed 2002-11-13
CIK 756862

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q



                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

For Quarter Ended                             Commission File No.   0-16761
  September 30, 2002

                           HIGHLANDS BANKSHARES, INC.


           West Virginia                                       55-0650793
----------------------------------                        -------------------
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


      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                Class                       Outstanding at September 30, 2002
------------------------------------------  ---------------------------------
Common Stock, par value - $5                              1,436,874 shares

                           HIGHLANDS BANKSHARES, INC.

                                      INDEX


                                                                        Page

PART I    FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Statements of Income - Nine Months
          Ended September 30, 2002 and 2001                               2

          Consolidated Statements of Income - Three Months
          Ended September 30, 2002 and 2001                               3

          Consolidated Balance Sheets - September 30, 2002 and
          December 31, 2001                                               4

          Consolidated Statements of Changes in Stockholders'
          Equity - Nine Months Ended September 30, 2002 and 2001          5

          Consolidated Statements of Cash Flows - Nine Months
          Ended September 30, 2002 and 2001                               6

          Notes to Consolidated Financial Statements                      7

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations                   9

Item 3.   Evaluation of Disclosure of Controls and Procedures            19


PART II   OTHER INFORMATION

Item 1.   Legal Proceedings                                              20

Item 2.   Changes in Securities                                          20

Item 3.   Defaults upon Senior Securities                                20

Item 4.   Submission of Matters to a Vote of Security Holders            20

Item 5.   Other Information                                              20

Item 6.   Exhibits and Reports on Form 8K                                20


          SIGNATURES                                                     21

          CERTIFICATION OF CHIEF EXECUTIVE OFFICER                       22
          CERTIFICATION OF EXECUTIVE OFFICER                             23
          CERTIFICATION OF CHIEF FINANCIAL OFFICER                       25

Part I  Financial Information
Item 1  Financial Statements
                           HIGHLANDS BANKSHARES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
               (In Thousands of Dollars Except Per Share Amounts)

                                                           Nine Months Ended
                                                             September 30
                                                          2002        2001
                                                       ----------  ----------
Interest Income
   Interest and fees on loans                           $ 12,974    $13,476
   Interest on federal funds sold                            126        363
   Interest on time deposits                                  85        183
   Interest and dividends on investment securities
     Taxable                                                 913      1,101
     Nontaxable                                              154        120
                                                         -------     ------

   Total Interest Income                                  14,252     15,243
                                                         -------     ------

Interest Expense
   Interest on time deposits over $100,000                 1,573      1,944
   Interest on other deposits                              4,161      5,492
   Interest on borrowed money                                154        162
                                                         -------     ------

   Total Interest Expense                                  5,888      7,598
                                                         -------     ------

Net Interest Income                                        8,364      7,645

Provision for Loan Losses                                    470        390
                                                         -------     ------

Net Interest Income After Provision for Loan Losses        7,894      7,255
                                                         -------     ------

Noninterest Income
   Service charges                                           431        436
   Other                                                     461        388
                                                         -------     ------

   Total Noninterest Income                                  892        824
                                                         -------     ------

Noninterest Expense
   Salaries and employee benefits                          3,116      2,874
   Equipment and occupancy expense                           780        729
   Data processing                                           423        398
   Other                                                   1,498      1,315
                                                         -------     ------

Total Noninterest Expense                                  5,817      5,316
                                                         -------     ------

Income Before Income Taxes                                 2,969      2,763

Provision for Income Taxes                                   956        942
                                                         -------     ------

Net Income                                              $  2,013    $ 1,821
                                                         =======     ======

Per Share Data

   Net Income                                           $   1.38    $  1.21 (1)
                                                         =======     ======

   Cash Dividends                                       $    .38    $   .34 (1)
                                                         =======     ======


Weighted Average Common Shares Outstanding             1,461,792  1,505,694 (1)
                                                       =========  =========

(1)Restated to reflect the stock split which was distributed to stockholders of record as of August 1, 2002.

       The accompanying notes are an integral part of these statements.

                           HIGHLANDS BANKSHARES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
               (In Thousands of Dollars Except Per Share Amounts)

                                                         Three Months Ended
                                                            September 30
                                                          2002        2001
                                                       ----------  ----------
Interest Income
   Interest and fees on loans                           $  4,418    $ 4,553
   Interest on federal funds sold                             30        115
   Interest on time deposits                                  20         51
   Interest and dividends on investment securities
     Taxable                                                 290        366
     Nontaxable                                               51         41
                                                         -------     ------

   Total Interest Income                                   4,809      5,126
                                                         -------     ------

Interest Expense
   Interest on time deposits over $100,000                   452        668
   Interest on other deposits                              1,298      1,837
   Interest on borrowed money                                 51         57
                                                         -------     ------

   Total Interest Expense                                  1,801      2,562
                                                         -------     ------

Net Interest Income                                        3,008      2,564

Provision for Loan Losses                                    210        135
                                                         -------     ------

Net Interest Income After Provision for Loan Losses        2,798      2,429
                                                         -------     ------

Noninterest Income
   Service charges                                           158        146
   Other income                                              170        135
                                                         -------     ------

   Total Noninterest Income                                  328        281
                                                         -------     ------

Noninterest Expense
   Salaries and employee benefits                          1,050        986
   Equipment and Occupancy expense                           263        259
   Data processing expense                                   137        136
   Other                                                     550        447
                                                         -------     ------

   Total Noninterest Expense                               2,000      1,828
                                                         -------     ------

Income Before Income Taxes                                 1,126        882

Provision for Income Taxes                                   375        302
                                                         -------     ------

Net Income                                              $    751    $   580
                                                         =======     ======

Per Share Data

   Net Income                                           $    .52    $   .39 (1)
                                                         =======     ======

   Cash Dividends                                       $    .13    $   .11 (1)
                                                         =======     ======

Weighted Average Common Shares Outstanding             1,436,874  1,505,694 (1)
                                                       =========  =========

(1)Restated to reflect the stock split which was distributed to stockholders of record as of August 1, 2002.

       The accompanying notes are an integral part of these statements.

                           HIGHLANDS BANKSHARES, INC.
                           CONSOLIDATED BALANCE SHEETS
                            (In Thousands of Dollars)

                                                    September 30,  December 31,
                                                        2002          2001
                                                    ------------ ------------
     ASSETS

Cash and due from banks - noninterest bearing         $  7,638    $  6,492
Time deposits in other banks                             3,367       6,334
Federal funds sold                                       8,249      13,284
Securities held to maturity (note 2)                     1,370       1,603
Securities available for sale (note 3)                  26,360      29,460
Other investments (note 4)                                 859         792
Loans, net of unearned interest (note 5)               225,080     205,469
   Less allowance for loan losses (note 6)              (1,781)     (1,603)
Bank premises and equipment                              6,916       7,056
Interest receivable                                      1,988       1,818
Investment in insurance contracts (note 7)               5,237       5,100
Other assets                                             1,284         973
                                                       -------     -------

   Total Assets                                       $286,567    $276,778
                                                       =======     =======

     LIABILITIES

Deposits:
   Noninterest bearing
     Demand deposits                                  $ 34,057    $ 29,279
   Interest bearing
     Money market and checking                          19,892      17,936
     Money market savings                               16,022      11,407
     Savings                                            29,863      26,782
     Time deposits over $100,000                        43,156      45,182
     All other time deposits                           108,869     111,456
                                                       -------     -------

   Total Deposits                                      251,859     242,042

Borrowed money                                           4,157       4,523
Accrued expenses and other liabilities                   1,958       1,903
                                                       -------     -------

   Total Liabilities                                   257,974     248,468
                                                       -------    --------

   STOCKHOLDERS' EQUITY

Common stock ($5 par value, 3,000,000 shares
   authorized, 1,436,874 shares issued
   at September 30, 2002 and 546,764 shares
   issued at December 31, 2001) (Note 8)                 7,184       2,734
Surplus                                                  1,662       1,662
Retained earnings                                       19,425      24,624
Accumulated other comprehensive income                     322         283
Treasury stock (at cost, 44,866 shares in 2001)                       (993)
                                                       -------     --------

   Total Stockholders' Equity                           28,593      28,310
                                                       -------     -------

   Total Liabilities and Stockholders' Equity         $286,567    $276,778
                                                       =======     =======


       The accompanying notes are an integral part of these statements.


                           HIGHLANDS BANKSHARES, INC.
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                            (In Thousands of Dollars)


                                                                       Accumulated
                                                                          Other
                              Common           Treasury  Retained    Comprehensive
                              Stock   Surplus   Stock    Earnings         Income       Total

Balance, December 31, 2001  $ 2,734  $ 1,662  $  (993)   $  24,624   $     283       $ 28,310
   Comprehensive Income
   Net Income                                                2,013                      2,013
   Net change in
     unrealized
     appreciation on
     investment
     securities available
     for sale,
     net of taxes                                                           39             39
                             -----   ------    ------      ------        ------        ------

   Total Comprehensive
     Income                                                                             2,052

   Treasury stock
     repurchased                               (1,217)                                 (1,217)
   Treasury stock retired      (340)            2,210       (1,870)
   Stock split effected
     in the form
     of dividend              4,790                         (4,790)
   Cash dividends paid                                        (552)                      (552)
                              -----   ------   ------       -------      ------        -------

   Balances, September 30,
     2002                   $ 7,184  $ 1,662  $           $ 19,425    $    322       $ 28,593
                              =====   ======   ======       ======      ======        ======


                                                                        Accumulated
                                                                           Other
                             Common           Treasury   Retained     Comprehensive
                             Stock    Surplus   Stock     Earnings       Income         Total

Balance, December 31, 2000  $ 2,734  $ 1,662  $  (993)    $ 22,826    $     39       $ 26,268
   Comprehensive Income
   Net Income                                                1,821                      1,821
   Net change in
     unrealized
     appreciation on
     investment
     securities available
     for sale,
     net of taxes                                                          312            312
                             -----   ------    ------      ------        ------         ------

   Total Comprehensive
     Income                                                                             2,133

   Cash dividends paid                                        (512)                      (512)
                             -----   ------    ------       ------       ------        ------

   Balances, September 30,
     2001                  $  2,734  $ 1,662  $  (993)    $ 24,135     $   351       $ 27,889
                           ========   ======   ======      =======      ======        =======


       The accompanying notes are an integral part of these statements.

                           HIGHLANDS BANKSHARES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In Thousands of Dollars)

                                                          Nine Months Ended
                                                            September 30
                                                          2002        2001
                                                       ----------  ----------
Cash Flows from Operating Activities:
   Net income                                           $  2,013    $ 1,821
   Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depreciation                                          392        383
       Net securities amortization                           227         70
       Provision for loan losses                             470        390
       Income from insurance investments                    (137)      (145)
       Increase in interest receivable                      (170)      (197)
       Decrease in other assets                             (286)       (89)
       Increase in accrued expenses                           55        926
                                                         -------     ------

   Net Cash Provided by Operating Activities               2,564      3,159
                                                         -------     ------

Cash Flows from Investing Activities:
   Net change in time deposits in other banks              2,967        339
   Net change in federal funds sold                        5,035     (9,140)
   Proceeds from maturities of securities
     available for sale                                    6,817     15,289
   Proceeds from maturities of securities
     held to maturity                                        232        603
   Purchase of securities available for sale              (3,876)   (18,767)
   Purchase of other investments                             (67)       (29)
   Net change in loans                                   (19,903)   (11,907)
   Purchase of property and equipment                       (305)      (711)
                                                         --------    ------

   Net Cash Consumed by Investing Activities              (9,100)   (24,323)
                                                         --------   -------

Cash Flows from Financing Activities:
   Net change in time deposits                            (4,613)    19,250
   Net change in other deposits                           14,430      1,718
   Dividends paid in cash                                   (552)      (512)
   Purchase of treasury stock                             (1,217)
   Repayment of borrowed money                              (366)      (450)
   Advances of borrowed money                                           600
                                                         -------     ------

   Net Cash Provided by Financing Activities               7,682     20,606
                                                         -------     ------

Net Increase (Decrease) in Cash and
   Cash Equivalents                                        1,146       (558)

Cash and Cash Equivalents, Beginning of Period             6,492      7,062
                                                         -------     ------

Cash and Cash Equivalents, End of Period                $  7,638    $ 6,504
                                                         =======     ======

Supplemental Disclosures:
   Cash Paid For:
     Income taxes                                       $    956    $ 1,392
     Interest                                              6,078      6,997

       The accompanying notes are an integral part of these statements.

                           HIGHLANDS BANKSHARES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1    ACCOUNTING PRINCIPLES:

             The consolidated financial statements conform to generally accepted accounting principles and to general industry practices. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 2002, and the results of operations for the three and nine month periods ended September 30, 2001 and 2002. The notes included herein should be read in conjunction with the notes to financial statements included in the 2001 annual report to stockholders of Highlands Bankshares, Inc.

             The Company does not expect the anticipated adoption of any newly issued accounting standards to have a material impact on future operations or financial position.


NOTE 2    SECURITIES HELD TO MATURITY:

             The amortized cost and fair value of securities held to maturity as of September 30, 2002 and December 31, 2001, are as follows:

                                         2002                 2001
                                 --------------------   ------------------
                                   Amortized   Fair     Amortized    Fair
                                     Cost      Value       Cost      Value

          Obligations of states and
            political subdivisions  $ 1,366  $ 1,476      $1,597   $ 1,633
          Mortgage-backed securities      4        4           6         6
                                    -------   ------      ------   -------

            Total                   $ 1,370  $ 1,480      $1,603   $ 1,639
                                     ======   ======       =====    ======


NOTE 3    SECURITIES AVAILABLE FOR SALE:

             The amortized cost and fair value of securities available for sale as of September 30, 2002 and December 31, 2001, are as follows:

                                         2002                 2001
                                ----------------------  -------------------
                                   Amortized   Fair     Amortized     Fair
                                     Cost      Value       Cost      Value

          US Treasury securities
            and obligations of
            US Government
            corporations and
            agencies                $15,526  $15,766      $16,123   $16,432
          Obligations of states and
            political subdivisions    5,417    5,519        6,319     6,380
          Mortgage-backed securities  4,885    5,044        6,527     6,609
          Other investments              34       31           42        39
                                     ------   ------       -----    ------

            Total                   $25,862  $26,360      $29,011   $29,460
                                     ======   ======       ======   ======

                           HIGHLANDS BANKSHARES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 4    OTHER INVESTMENTS

            Other investments totaling $ 859,000 include investments in the Federal Home Loan Bank and other governmental entities whose transferability is restricted.


NOTE 5    LOANS OUTSTANDING:

             A summary of loans outstanding as of September 30, 2002 and December 31, 2001, is as follows:

                                                        2002         2001
                                                        ----         ----

          Commercial                                  $ 14,154    $ 16,072
          Real estate - construction                     6,092       3,868
                   - mortgages                         148,663     129,361
          Consumer installment                          56,250      56,366
                                                       -------     -------

            Total                                      225,001     205,667
          Unearned interest                                (79)       (198)
                                                       --------    --------

            Net loans outstanding                     $225,080    $205,469
                                                       =======     =======


NOTE 6    ALLOWANCE FOR LOAN LOSSES:

             A summary of transactions in the allowance for loan losses for the nine months ended September 30, 2002 and 2001, follows:

                                                        2002         2001
                                                        ----         ----

          Balance, beginning of period                $  1,603    $  1,493
          Provisions charged to operating expenses         470         390
          Loan recoveries                                  117         173
          Loan charge-offs                                (409)       (504)
                                                       --------    -------

            Balance, end of period                    $  1,781    $  1,552
                                                       =======     =======


NOTE 7    INVESTMENT IN INSURANCE CONTRACTS:

             Investment in insurance contracts consist of single premium insurance contracts which have the dual purposes of providing a rate of return to the Company which approximately equals the Company's average cost of funds and providing life insurance and retirement benefits to employees. The carrying value of these investments was $5,237,000 at September 30, 2002 and $5,100,000 at December 31, 2001.


NOTE 8    CAPITAL STOCK TRANSACTIONS:

             In the second quarter of 2002, the Company repurchased stock from unrelated parties in two separate transactions. Total shares repurchased were 22,940 at a cost of $1,217,000.

             In June 2002, the Company approved a stock split effected in the form of a dividend which was distributed September 3, 2002 to shareholders of record as of August 1, 2002. This transaction resulted in an increase of shares outstanding from 478,958 as of June 30, 2002 to 1,436,874 as of September 30, 2002. Earnings per share and dividends per share calculations for prior periods have been adjusted for this stock dividend. The Board of Directors also voted to retire 67,806 shares of treasury stock in the third quarter of 2002.

Item 2 Management's   Discussion  and  Analysis  of  Financial   Condition  and
       Results of Operations


Overview

    Year to Date Operations

    The Company's year to date net income was $2,013,000, an increase of 10.52% compared to 2001. Earnings per share were $1.38 for 2002 compared to $1.21 per share for 2001. The Company's annualized return on average equity was 9.47% in 2002 compared to 8.97% for 2001. Return on average assets was .96% for 2002 and ..93% for 2001, respectively.

    The increase in earnings was due primarily to a 9.44% increase in net interest income. A decrease of 6.50% in interest income was offset by a 22.54% decrease in interest expense. Net interest income after provision for loan loss grew 8.80% over 2001. The provision for loan losses of $470,000 represents an increase of $90,000 over the same period in 2001. This is reflective of a 9.54% overall increase in loan balances from December 31, 2001 to September 30, 2002 and changes in the levels of employment in the Company's service area.

    Noninterest income increased 8.27% due largely to an increase in insurance activity and an increase in fees earned by Highlands Bankshares Trust Company. Noninterest expenses increased 9.42%. Costs of salaries and benefits increased 8.44% due to a 2.8% increase in full time equivalent employees and customary salary increases.

    Quarter Ending September 30 Operations

    Overall net income for the quarter ending September 30, 2002 increased 29.46% to $751,000 when compared to 2001 income of $580,000. Earnings per share for the third quarter of 2002 were $.52 versus $.39 in 2001 (a 36.22% increase). An increase of 15.17% in net interest income, driven by a 32.34% reduction in interest expense on time deposits over $100,000, and an increase in noninterest income of 16.78% was offset in part by an increase in operating expenses of 9.39% The increase in earnings per share was also influenced by the repurchase of 22,940 shares of treasury stock during 2002.

Net Interest Income

    Year to Date Operations

    Overall, increases in loan balances coupled with declines in interest expense offset the decrease in yields on earning assets to contribute to a taxable equivalent net interest margin increase of 9.59% when compared to the first nine months of 2001.

    The Company's net yield on interest earning assets on a tax equivalent basis was 4.34% through the third quarter of 2002 compared to 4.25% through the third quarter of 2001. The volume of all lending has increased substantially, with Earning Assets rising 3.56% from December 31, 2001 to September 30, 2002 and Average Earning Assests rising 7.74% over 2001 averages. Rates on all types of loans declined from the same period in 2001 as rates industry wide declined. Commercial rates decreased from 9.32% in 2001 to 7.07% in 2002 due to the Federal Reserve Bank ("The Fed") actions in 2001. Rates on real estate loans declined 99 basis points and rates on consumer loans declined 43 basis points and are reflected in 2002 income within the year.

    Through the third quarter of 2002, the Company saw an overall decrease of 115 basis points in yields on investment securities compared to 2001 results. The decrease is reflective of recent reinvestments at lower rates. Average investments in securities were larger for the nine months ended September 30, 2002 in comparison to the same period last year as deposit growth during the early part of 2002 outpaced loan demand which created excess cash to invest. The Company later funded loan growth through reductions in fed funds sold. Interest rates earned on fed funds sold declined 256 basis points as the Fed cut rates 11 times in 2001 by one-quarter to one-half point each time. Average interest bearing deposits at other banks fell 11.47% over the same period in 2001. This has occurred as the Company has used maturing certificates to fund loan growth and deposits of subsidiaries previously held in unrelated institutions have been deposited with other Company subsidiaries.

    Customers appear reluctant to commit to long-term, fixed rates on certificates when rates are at historical lows and instead are placing their deposits in accounts that are highly liquid and will allow them to respond quickly when rates increase. Noninterest bearing deposits grew 16.32% from December 31, 2001 to September 30, 2002, while interest bearing deposits grew 2.37% over the same time period.

    Interest rates paid on transaction and savings accounts declined a combined 90 basis points due to lower rates resulting from the Fed actions. The Company experienced an 8.13% growth in average interest bearing deposits over the same time period in 2001. Growth in average balances of money market and savings accounts was 17.31% while time deposits grew at a more moderate 4.81%. A 149 basis point decrease in rates paid on time deposits between 2001 and 2002 reflects the declining rate environment throughout 2002.

    Beginning in 1999, the Company begin borrowing from the FHLB at fixed rates of interest and has loaned these monies to customers on a fixed rate basis. The Company anticipates continuing to use this approach as a mechanism to provide long-term financing to customers and limit market rate risk. In addition, monies were borrowed on a short-term, variable rate basis to fund the renovation and expansion at the Capon Valley Bank. In the third quarter of 2002, this variable rate debt was refinanced on a 10 year fixed rate loan at 3.94%.

    Quarter Ending September 30 Operations

    In 2002, the Company's net interest income on a tax equivalent basis was $3,038,000 and the taxable equivalent net interest yield was 4.62%. This was an increase of 17.34% over the third quarter of 2001. The yield on average earning assets fell 82 basis points while the rates paid on average balances of interest bearing liabilities fell 171 basis points compared to last year. Average earning assets increased 4.49%. Average balances of interest bearing liabilities grew 7.66%. Yields on loans fell 114 basis points and the yield on fed funds was cut nearly in half, falling from 3.31% in the third quarter of 2001 to 1.66% during the same period this year. Outpacing the decline in asset yields was a decrease in average rates paid on interest bearing liabilities from 4.92% in 2001 to 3.21% in 2002. The decrease was primarily the result of a 190 basis point decline in the cost of time deposits as high rate deposits are maturing and are being replaced by lower rate deposits. The Company expects future deposit rates to remain stable or decline based on Fed actions.

    A complete yield analysis is shown as Table I on page 17.

Noninterest Income

    Year to Date Operations

    Noninterest income for 2002 rose 8.27% from the same period in 2001. Service charge income decreased by 1.16% and other operating income increased by 18.88%. An increase in service charges due to the overall increase in business activity was outweighed by a decrease in service charge revenue relating to a single customer who had historically paid large overdraft and related fees. This company was sold to new investors who infused funds in the business and eliminated the fees. The increase in other operating income is due to an increase in underwriting revenue of HBI Life Insurance Company and an increase in trust fees earned by Highlands Bankshares Trust Company.

    Quarter Ending September 30 Operations

    Noninterest income for the quarter ending September 30, 2002 increased 16.78% over 2001 as the result of the increase in other income discussed in the preceding paragraph.

Item 2 Management's   Discussion  and  Analysis  of  Financial   Condition  and
       Results of Operations (Continued)


Noninterest Expenses

    Year to Date Operations

    Overall noninterest expense increased 9.42% over the same period in 2001. This increase is related in part to costs of operating Capon Valley Bank's Gore, Virginia branch (opened June 2001). Marketing expenditures rose as the result of enlarged marketing campaigns and costs associated with The Grant County Bank's 100th anniversary celebration. Equipment and occupancy expense and data processing expense rose 7.00% and 6.28% respectively as the volume of operations increased and both banks continued efforts to upgrade data processing and other equipment. Costs of salary and benefits increased due to an increase in full-time equivalent employees and an inflationary increase in wages. The overall noninterest expense is in line with management estimates through the third quarter of the year and is consistent with the increase in average earning assets of 6.47%.

    Quarter Ending September 30 Operations

    Overall, noninterest expenses increased 9.39% for the quarter ending September 30, 2002 compared to the quarter ending September 30, 2001. The reasons for the quarterly increase are the same as for the year-to-date increases and the percentage increases for the quarters are relatively the same as the year-to-date increases.

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

    Loans outstanding increased $19,610,198 or 9.54% through the first nine months of 2002 compared to levels at December 31, 2001. The loan to deposit ratio was 89.37% at September 30, 2002 compared to 84.89% at December 31, 2001. Loan demand is expected to remain satisfactory in the near future barring any significant declines in the local or national economies.

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

    Real estate acquired through foreclosure was $460,358 at September 30, 2002 and $77,000 at December 31, 2001. All foreclosed property held was in the Company's primary service area. The Company's practice is to value real estate acquired through foreclosure at the lower of (i) an independent current appraisal or market analysis less anticipated costs of disposal, or (ii) the existing loan balance. The Company is actively marketing all foreclosed real estate and does not anticipate material write-downs in value before disposition.

    An inherent risk in the lending of money is that the borrower will not be able to repay the loan under the terms of the original agreement. The allowance for loan losses (see subsequent section) provides for this risk and is reviewed periodically for adequacy. This review also considers concentrations of loans in terms of geography, business type or level of risk. While lending is geographically diversified within the service area, the Company does have some concentration of loans in the area of agriculture (primarily poultry farming), timber and related industries. Management recognizes these concentrations and considers them when structuring its loan portfolio. As of September 30, 2002, management is not aware of any significant potential problem loans in which the debtor is currently meeting their obligations as stated in the loan agreement but which may change in future periods.

Allowance for Loan Losses

    General

    Management evaluates the loan portfolio in light of national and local economic changes, changes in the nature and value of the portfolio and industry standards. The Company's loan classification system, which rates existing loans, provides the basis for adjusting the allowance for loan losses. Management reviews these classification totals, past due reports, historical loan loss experience and individual borrower's financial health to determine the necessary amount to be provided in the allowance for loan losses. Management evaluates nonperforming loans relative to their collateral value and their discounted estimated cash flows and makes the appropriate adjustments to the allowance when needed.

    Critical Accounting Policies

    The allowance for loan losses is an estimate of the losses in the current loan portfolio. The allowance is based on two principles of accounting: (i) SFAS 5, Accounting for Contingencies which requires that losses be accrued when they are probable of occurring and estimatable and (ii) SFAS 114, Accounting by Creditors for Impairment of a Loan, which requires that loans be identified which have characteristics of impairment as individual risks, (e.g. the collateral, present value of cash flows or observable market values are less than the loan balance).

    Each of Company's banking subsidiaries, Capon Valley Bank and The Grant County Bank, determines its allowance for loan losses independently. Each bank pays particular attention to individual loan performance, collateral values, borrower financial condition and overall national and local economic conditions. The determination of adequate reserves at each bank is done in a three step process. The first step is to identify problem loans above a certain threshold and estimated losses are calculated based on collateral values and projected cash flows. The second step is to identify loans above a certain threshold which are problem loans due to the borrowers' payment history or deteriorating financial condition. Losses in this category are determined based on historical loss rates adjusted for current economic conditions. The final step is to calculate a loss for the remainder of the portfolio using historical loss information for each type of loan classification. The determination of specific allowances and weights is in some part subjective and actual losses may be greater or less than the amount of the allowance. However, management feels that the allowance represents a fair assessment of the losses that exist in the loan portfolio.

Item 2 Management's   Discussion  and  Analysis  of  Financial   Condition  and
       Results of Operations (Continued)


Allowance for Loan Losses (Continued)

Changes in Allowance for Loan Losses

    The provision for loan losses and changes in the allowance for loan losses are shown below (in thousands of dollars).
                                       Quarter Ended     Nine Months Ended
                                         Sept 30,          Sept 30,
                                    ------------------   ----------------
    Allowance for loan losses          2002    2001       2002     2001
    -------------------------          ----    ----       ----     ----

    Balance, beginning of period     $ 1,723  $ 1,700    $ 1,603  $ 1,493
    Net charge-offs (recoveries)
      Charge-offs                       (173)    (317)      (409)    (504)
      Recoveries                          21       34        117      173
                                      ------   ------     ------   ------

    Total net charge-offs *             (152)    (283)      (292)    (331)
    Provision for loan losses            210      135        470      390
                                      ------   ------     ------   ------

      Balance, End of Period         $ 1,781  $ 1,552    $ 1,781  $ 1,552
                                      ======   ======     ======   ======


                                       Quarter Ended     Nine Months Ended
                                       September 30,        September 30,
                                  ------------------------------------------
                                       2002    2001       2002     2001
                                       ----    ----       ----     ----
   * Components of net charge-offs:
      Real estate                    $   (19) $   (40)   $    (6) $   (40)
      Commercial                         (74)    (166)       (92)    (174)
      Installment                        (59)     (73)      (194)    (113)
      Credit Card                                  (4)        (4)
                                      ------   ------     ------   ------

      Total                          $  (152) $  (283)   $  (292) $  (331)
                                      =======  ======     =======  =======

    The following is a summary of information pertaining to risk elements and impaired loans for the periods ended September 30, 2002 and December 31, 2001.

                                                      September 30,December 31,
      (in thousands)                                      2002       2001

      Non-accural loans                                $     649  $     885
      Loans past due 90 days or more
        and still accruing interest                        2,187      2,295
      Restructured loans                                       0          0
                                                        --------   --------

        Total                                          $   2,836  $   3,180

    The allowance for loan losses of $1,781,000 at September 30, 2002, was up $229,000 from its level at September 30, 2001 and up $178,000 from the level at December 31, 2001. The increase was due to a greater volume of lending and declines in the local and national economies as compared to the same period in 2001. Loan balances have grown 9.5% since December 31, 2001 and 12.1% since September 30, 2001. The allowance was equal to .79% and .78% of total loans at September 30, 2002 and December 31, 2001, respectively. In the opinion of management, the allowance, when taken as a whole, fairly reflects estimated loan losses existing in the Company's portfolio.

Item 2 Management's   Discussion  and  Analysis  of  Financial   Condition  and
       Results of Operations (Continued)


Allowance for Loan Losses (Continued)


     The following table shows the allocation of loans in the loan portfolio and the corresponding amounts of the allowance allocated by loan types as of September 30, 2002 and December 31, 2001:


                 September 30, 2002                            December 31, 2001
                 ------------------                             -----------------

   Loan     Allowance    Percentage  Percentage of    Allowance   Percentage   Percentage of
   Type    Allocation  of Allowance   Total Loans    Allocation  of Allowance    Total Loans


Commercial  $  628          35%          6%           $  487          30%            5%
Mortgage       560          32%         69%              576          36%           66%
Consumer       593          33%         25%              450          28%           29%
Unallocated                                               90           6%
             -----         ----       -----            -----          ---          ----

   Totals   $1,781         100%        100%           $1,603         100%          100%
             =====         ====       ====            ======        ====          ====

Securities

     The Company's securities portfolio serves numerous purposes. Portions of the portfolio may secure certain public and trust deposits. The remaining portions are held as investments or used to assist the Company in liquidity and asset/liability management. Total securities at September 30,2002 were $27,730,000 compared to $31,063,000 at December 31, 2001. Securities as a percentage of total assets were 9.68% at September 30, 2002 compared to 11.22% at December 31, 2001. The level of securities relative to total assets has dropped slightly throughout 2002 as the demand for loans has been partially funded by investment maturities.

     The securities portfolio consists of three components, specifically, securities held to maturity, securities available for sale and other investments. Securities are classified as held to maturity when management has the intent and the Company has the ability at the time of purchase to hold the securities to maturity. Held to maturity securities are carried at cost, adjusted for amortization of premiums and accretion of discounts. Securities to be held for indefinite periods of time are classified as available for sale and accounted for at market value. Securities available for sale include securities that may be sold in response to changes in market interest rates, changes in the security's prepayment risk, increases in loan demand, general liquidity needs and other similar factors. Other investments include restricted securities whose ownership is required to participate in certain governmental programs.
The Company's recent purchases of all securities have generally been limited to securities of high credit quality with short to medium term maturities. Changes in the market values of securities available for sale are reflected as changes in stockholders' equity, net of the deferred tax effect. As of September 30, 2002, the fair value of the securities available for sale exceeded their cost by $498,000 ($322,000 after tax considerations).

Item 2 Management's   Discussion  and  Analysis  of  Financial   Condition  and
       Results of Operations (Continued)


Deposits

     The Company's main source of funds remains deposits received from individuals, governmental entities and businesses located within the Company's service area. Deposit accounts include demand deposits, savings, money market and certificates of deposit.

     Total deposits increased 4.06% between December 31, 2001 and September 30, 2002. The cost of funds for the first nine months of 2002 was 3.55% compared to 4.94% for the same period in 2001. The majority of the Company's deposits are time deposits that are attractive to persons seeking high yields on their deposits but without the need for liquidity. The Company has seen a decrease in all time deposits since December 31, 2001 as a result of maturing high-rate certificates of deposits that were not renewed with the Company's subsidiary banks.

Capital

     The Company seeks to maintain a strong capital base to expand facilities, promote public confidence, support current operations and grow at a manageable level. As of September 30, 2002, the Company's total risk based capital ratio was 13.91% which is far above the regulatory minimum of 8.0%. The leverage ratio of total capital to total assets was 9.98% at September 30, 2002, which is comparable to the Company's peer group.

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

Item 2 Management's   Discussion  and  Analysis  of  Financial   Condition  and
       Results of Operations (Continued)


Interest Rate Sensitivity (Continued)

     At September 30, 2002 the Company had a negative gap position through the first three months, shifting to a positive gap by the end of one year. With the largest amount of interest sensitive assets and liabilities repricing within one year, the Company believes it is in an excellent position to respond quickly to rapid market rate changes. Early withdrawal of deposits, prepayments of loans and loan delinquencies are some of the factors that could affect actual versus expected cash flows. In addition, changes in rates on interest sensitive assets and liabilities may not be equal, which could result in a change in net interest margin. While the Company does not match each of its interest sensitive assets against specific interest sensitive liabilities, it does review its positions regularly and takes actions to reposition it when necessary.

Securities and Exchange Commission Web Site

     The Securities and Exchange Commission maintains a Web site that contains reports, proxy and information statements and other information regarding registrants that file electronically with the Commission, including Highlands Bankshares, Inc., and the address is (http://www.sec.gov).

Table I

                           HIGHLANDS BANKSHARES, INC.
                          NET INTEREST MARGIN ANALYSIS
                          (Dollar Amounts in Thousands)

                        Nine Months Ended                Nine Months  Ended
                        September 30, 2002              September  30, 2001
                    ---------------------------   -----------------------------
                     Average    Income/             Average   Income/
                     Balance    Expense   Rates     Balance   Expense     Rates

Interest Income
   Loans 1, 4
   Commercial        $ 13,543   $   716    7.07%    $ 11,030   $  771      9.32%
     Consumer          53,715     4,509   11.22%      56,575    4,944     11.65%
     Real estate      147,813     7,749    7.01%     129,368    7,761      8.00%
                      -------    ------   ------    ---------   -----    -------

   Total              215,071    12,974    8.07%     196,973   13,476      9.12%

   Federal funds sold  10,109       126    1.67%      11,443      363      4.23%
   Interest bearing
     deposits           5,055        85    2.25%       5,710      183      4.27%
   Investments
     Taxable 3         24,932       913    4.90%      24,375    1,101      6.02%
     Tax exempt 2,3     5,473       244    5.97%       3,421      190      7.41%
                        -----     -----    ----        -----     -----     -----

   Total Earning
     Assets           260,640    14,343    7.36%     241,922   15,313      8.44%
                      -------    ------  -------     -------   ------    ------

Interest Expense
   Money markets       33,288       302    1.21%      28,410      432      2.03%
   Savings             29,260       297    1.36%      24,908      439      2.35%
   Time deposits      154,587     5,134    4.44%     147,495    6,565      5.93%
   Other borrowed
     money              4,317       154    4.77%       4,096      162      5.27%
                        -----     -----    ----        -----    -----     -----

   Total Interest
     Bearing
     Liabilities      221,452     5,888    3.55%     204,909    7,598      4.94%
                      -------  --------   -------   --------    -----    -------

   Net Interest
     Income                     $ 8,455                       $ 7,715
                                  =====                         =====

   Net Yield on
     Interest Earning
     Assets                                4.34%                           4.25%
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


       17 (Continued)
Table I (Continued)


                           HIGHLANDS BANKSHARES, INC.
                          NET INTEREST MARGIN ANALYSIS
                          (Dollar Amounts in Thousands)

                       Three Months Ended                 Three Months Ended
                       September 30, 2002                 September 30, 2001
               ---------------------------------    ---------------------------
                     Average    Income/             Average    Income/
                     Balance    Expense   Rates     Balance    Expense    Rates

Interest Income
   Loans 1, 4
   Commercial        $ 14,062   $   256    7.28%    $ 10,453   $   237     9.07%
     Consumer          55,549     1,361    9.80%      49,176     1,418    11.53%
     Real estate      153,227     2,801    7.31%     141,268     2,898     8.21%
                      -------   -------   ------     -------     -----   -------

   Total              222,838     4,418    7.93%     200,897     4,553     9.07%

   Federal funds sold   7,257        30    1.66%      13,883       115     3.31%
   Interest bearing
     deposits           3,636        20    2.20%       5,470        51     3.73%
   Investments
     Taxable 3         23,803       290    4.87%      27,535       366     5.32%
     Tax exempt 2,3     5,225        81    6.20%       3,683        65     7.06%
                        -----     -----     ----       -----     -----     -----

   Total Earning
     Assets           262,760     4,839    7.37%     251,468     5,150     8.19%
                      -------   -------   ------     ------      -----    ------

Interest Expense
   Money markets       35,640        98    1.10%      27,038       122     1.80%
   Savings             30,113        91    1.21%      25,728       132     2.05%
   Time deposits      154,188     1,561    4.05%     151,257     2,251     5.95%
   Other borrowed
     money              4,195        51    4.87%       4,170        57     5.47%
                        -----     -----    ----        -----     -----    -----

   Total Interest Bearing
     Liabilities      224,136     1,801    3.21%     208,193     2,562     4.92%
                      -------   -------  --------    ------      -----   ------

   Net Interest Income          $ 3,038                        $ 2,588
                                  =====                          =====

   Net Yield on Interest
     Earning
     Assets                                4.62%                           4.12%
                                           ====                           =====

1  Interest income on loans includes loan fees.
2  On a taxable equivalent basis based on a tax rate of 37%.
3 Average balance information is reflective of historical cost and has not been adjusted for changes in market value.
4  Average balances include non-accrual loans.

TABLE II

                           HIGHLANDS BANKSHARES, INC.
                       INTEREST RATE SENSITIVITY ANALYSIS
                               SEPTEMBER 30, 2002
                            (In Thousands of Dollars)

                                                           More than
                                                            5 Years
                         1 - 90  91 - 365 1 to 3   3 to 5    or no
                          Days     Days    Years    Years  Maturity   Total
EARNINGS ASSETS

   Loans                $36,468  $107,852 $61,478  $ 8,434  $10,848 $225,080
   Fed funds sold         8,249                                        8,249
   Securities             9,244     7,410   6,293    1,331    4,311   28,589
   Time deposits in other
     banks                3,167       200                              3,367
                         ------   ------   ------   ------   -----   ------

   Total                 57,128   115,462  67,771    9,765   15,159  265,285
                         ------   -------  ------   ------   ------  -------



INTEREST BEARING LIABILITIES

   Transaction accounts  19,892                                       19,892
   Money market savings  16,022                                       16,022
   Savings accounts      29,863                                       29,863
   Time deposits more
     than $100,000        4,027    23,597   8,401    7,131            43,156
   Time deposits less
     than $100,000       22,959    53,423  23,815    8,672           108,869
   Other borrowed money     127       394     970      750    1,916    4,157
                         ------   ------   ------   ------   -----   ------

   Total                 92,890    77,414  33,186   16,553    1,916  221,959
                         ------   ------   ------   ------   -----   -------


Rate sensitivity GAP    (35,762)   38,048  34,585   (6,788)  13,243

Cumulative GAP          (35,762)    2,286  36,871   30,083   43,326

Ratio of cumulative
   interest sensitive
   assets to
   cumulative interest
   sensitive
   liabilities          (61.50%)  101.34%  118.12%  113.67%  119.52%



Assumes all transaction, money market and savings deposit accounts reprice within 90 days.

Item 3.     Controls and Procedures

Evaluation of Disclosure Controls and Procedures

     As a result of the enactment of the Sarbanes-Oxley Act of 2002, issuers such as Highlands Bankshares, Inc. that file periodic reports under the Securities Exchange Act of 1934 (the "Act") are now required to include in those reports certain information concerning the issuer's controls and procedures for complying with the disclosure requirements of the federal securities laws.
Under rules adopted by the Securities and Exchange Commission effective August 29, 2002, these disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports it files or submits under the Act, is communicated to the issuer's management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

     We have established our disclosure controls and procedures to ensure that material information related to Highlands Bankshares, Inc. is made known to our principal executive officers and principal finance officer on a regular basis, in particular during the periods in which our quarterly and annual reports are being prepared. These disclosure controls and procedures consist principally of communications between and among the President and the Finance Officer, and the other executive officers of Highlands Bankshares, Inc. and its subsidiaries to identify any new transactions, events, trends, contingencies or other matters that may be material to the Company's operations. As required, we will evaluate the effectiveness of these disclosure controls and procedures on a quarterly basis, and most recently did so as of October 31, 2002, a date within 90 days prior to the filing of this quarterly report. Based on this evaluation, the management of Highlands Bankshares, Inc., including the Finance Officer, concluded that such disclosure controls and procedures were operating effectively as designed as of the date of such evaluation.

Changes in Internal Controls

     During the period reported upon, there were no significant changes in the internal controls of Highlands Bankshares, Inc. pertaining to its financial reporting and control of its assets or in other factors that could significantly affect these controls.

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

                                       3 (ii)Bylaws of  Highlands  Bankshares,
                                             Inc.    are    incorporated    by
                                             reference   to   Appendix   D  to
                                             Highland Bankshares,  Inc.'s Form
                                             S-4 filed October 20, 1986.

                                       (b)Reports on Form 8-K filed during the
                                          three months ended September 30, 2002.

                                          None

                                    Signature



    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       HIGHLANDS BANKSHARES, INC.



                                       /s/   LESLIE A. BARR
                                       ---------------------------------------
                                       Leslie A. Barr
                                       President


                                       /s/   R. ALAN MILLER
                                       ---------------------------------------
                                       R. Alan Miller
                                       Finance Officer





Date:  November 12, 2002


Certification of the CEO and CFO under Section 906 of the Sarbanes-Oxley Act of 2002 is attached as correspondence.

                                  CERTIFICATION
                          OF CHIEF EXECUTIVE OFFICER
          Pursuant to section 302 of the Sarbanes-Oxley Act of 2002
              Chapter 63, Title 18 USC Section 1350 (A) and (B)


I, Leslie A. Barr, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Highlands Bankshares, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

   a).designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

   b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

   c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

   a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:   November 13, 2002



                                      /s/  LESLIE A. BARR
                                      ----------------------------------
                                          Leslie A. Barr
                                          President

                                  CERTIFICATION
                             OF EXECUTIVE OFFICER
          Pursuant to section 302 of the Sarbanes-Oxley Act of 2002
              Chapter 63, Title 18 USC Section 1350 (A) and (B)


I, Clarence E. Porter, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Highlands Bankshares, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

   a).designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

   b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

   c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

   a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:   November 12, 2002



                                      /s/  CLARENCE E. PORTER
                                      ----------------------------------
                                          Clarence E. Porter
                                          Treasurer

                                  CERTIFICATION
                             OF EXECUTIVE OFFICER
          Pursuant to section 302 of the Sarbanes-Oxley Act of 2002
              Chapter 63, Title 18 USC Section 1350 (A) and (B)


I, Alan L. Brill, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Highlands Bankshares, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

   a).designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

   b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

   c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

   a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:   November 13, 2002



                                      /s/  ALAN L. BRILL
                                      ----------------------------------
                                          Alan L. Brill
                                          Secretary

                                  CERTIFICATION
                          OF CHIEF FINANCIAL OFFICER
          Pursuant to section 302 of the Sarbanes-Oxley Act of 2002
              Chapter 63, Title 18 USC Section 1350 (A) and (B)


I, R. Alan Miller, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Highlands Bankshares, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

   a).designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

   b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

   c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

   a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:   November 13, 2002



                                      /s/  R. ALAN MILLER
                                      ----------------------------------
                                          R. Alan Miller
                                          Finance Officer