Form 10-K
period 2002-12-31
HIGHLANDS BANKSHARES INC /WV/
filed 2003-03-28
CIK 756862

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                    FORM 10-K

        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

For fiscal year ended December 31, 2002       Commission file number: 0-16761

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

    Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[ X ]

    Indicate by check mark whether the issuer is an accelerated filer (as defined in Rule 12b-2 of the Act). [ ___ ]

    Indicate by check mark if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

    Issuer's revenues for its most recent fiscal year:  $20,273,574

    The aggregate market value of the 1,323,687 shares of Common Stock of the registrant issued and outstanding held by nonaffiliates on March 1, 2003 was approximately $ 33,092,175 based on the closing sales price of $ 25.00 per share on March 1, 2003. For purposes of this calculation, the term "affiliate" refers to all directors and executive officers of the registrant.

    State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of March 1, 2003 - 1,436,874

                      DOCUMENTS INCORPORATED BY REFERENCE:

    Proxy Statement of Highlands Bankshares, Inc. filed via Form DEF 14A on March 5, 2003.


    TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT  YES [   ]   NO [ X ]

                                 FORM 10-K INDEX



Page
Part I

Item  1.  Description of Business                                        3
Item  2.  Description of Properties                                      4
Item  3.  Legal Proceedings                                              5
Item  4.  Submission of Matters to a Vote of Security Holders            5

Part II

Item  5.  Market for Common Equity and
          Related Stockholder Matters                                    5
Item  6.  Selected Financial Data                                        6
Item  7.  Management's Discussion and Analysis of Financial
          Condition and Results of Operation                             6
Item  7A. Quantitative and Qualitative Disclosures About Market Risk    28
Item  8.  Financial Statements                                          29
Item  9.  Changes in and Disagreement with Accountants on
          Accounting and Financial Disclosure                           58

Part III

Item 10.  Directors and Executive Officers of the Registrant            58
Item 11.  Executive Compensation                                        58
Item 12.  Security Ownership of Certain Beneficial Owners and
            Management                                                  58
Item 13.  Certain Relationships and Related Transactions                58
Item 14.  Controls and Procedures                                       58

Part IV

Item 15.  Exhibits and Reports on Form 8-K                              59

Signatures                                                              61
Certification of Chief Executive Officer                                62
Certification of Executive Officer(s)                                   63
Certification of Chief Financial Officer                                65

Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C.ss.1350)        66

Part I

Item 1. Description of Business

    General

    Highlands Bankshares, Inc. (hereinafter referred to as "Highlands," or the "Company"), incorporated under the laws of West Virginia in 1985, is a multi-bank holding company subject to the provisions of the Bank Holding Company Act of 1956, as amended, and owns 100% of the outstanding stock of its subsidiary banks, The Grant County Bank and Capon Valley Bank
(hereinafter referred to as the "Banks"), its life insurance subsidiary, HBI Life Insurance Company (hereinafter referred to as "HBI Life") and its trust subsidiary, Highlands Bankshares Trust Company (hereinafter referred to as "HBTC").

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

    Employees

    As of December 31, 2002, The Grant County Bank had 60 full time equivalent employees and Capon Valley Bank had 44 full time equivalent employees. Highlands employs two persons and HBTC had one full time equivalent employee at year-end. No person is employed by HBI Life on a full time basis.

    Competition

    The banks' primary trade area is generally defined as Grant, Hardy, Mineral, Randolph, and the northern portion of Pendleton County in West Virginia, Frederick County, Virginia and portions of Western Maryland. This area includes the cities of Petersburg, Wardensville, Moorefield and Keyser and several rural towns. The banks' secondary trade area includes portions of Hampshire County in West Virginia. The banks compete with four state chartered banks and six national banks. In addition, the banks compete with money market mutual funds and investment brokerage firms for deposits in their service area. No financial institution has been chartered in the area within the last five years although branches of state and nationally chartered banks have located in this area within this time period. Competition for new loans and deposits in the banks' service area is quite intense and all banks have been forced to pay rates on deposits which exceed the national averages.

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

    Federal Reserve Bank regulations permit bank holding companies to engage in non-banking activities closely related to banking or to managing or controlling banks. These activities include the making or servicing of loans, trust services, performing certain data processing services, and certain leasing and insurance agency activities. HBI Life acts as reinsurer of the credit life insurance coverage sold by the Banks to bank customers. HBTC provides trust services to customers of the Banks. Approval of the Federal Reserve Board is necessary to engage in any of these activities or to acquire corporations engaging in these activities.

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


Item 2. Description of Properties

    The Grant County Bank's main office is located on Main Street in Petersburg, West Virginia. In July 2000, the Bank acquired a full service branch in Harman, West Virginia through the purchase of the Stockmans' Bank of Harman. This location primarily serves Randolph County. The Bank also has branch facilities in Moorefield, Keyser and Riverton, West Virginia which provide banking services in Hardy County, Mineral County, and northwest Pendleton County, respectively. The Riverton branch building is leased while all other locations are owned by the Bank.

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


Item 4. Submission of Matters to a Vote of Security Holders

     Highlands has not submitted any matters to the vote of security holders for the quarter ending December 31, 2002.


Part II

Item 5. Market for Common Equity and Related Stockholder Matters

    The Company had approximately 855 stockholders of record as of March 1, 2003. This amount includes all shareholders, whether titled individually or held by a brokerage firm or custodian in street name. The Company's stock is not traded on any national or regional stock exchange although brokers in Cumberland, Maryland or Winchester and Harrisonburg, Virginia may occasionally initiate or be a participant in a trade. Terms of an exchange between individual parties may not be known to the Company. The following outlines the dividends paid and market prices of the Company's stock based on prices disclosed to management. Prices have been provided using a nationally recognized online stock quote system. Such prices may not include retail mark-ups, mark-downs or commissions. During the third quarter of 2002, the Company declared a 200% stock dividend. Share prices for the first and second quarters of 2002 and for 2001 have been adjusted to account for this stock split effected in the form of dividend.


                                   Dividends         Market Price Range
       2002                        Per Share       High            Low
       ----                        ---------       ----            ---

    First Quarter                  .1233          18.46           15.92
    Second Quarter                 .1233          18.67           16.75
    Third Quarter                  .1300          18.50           17.03
    Fourth Quarter                 .1300          21.51           18.50

                                   Dividends         Market Price Range
       2001                        Per Share       High            Low
       ----                        ---------       ----            ---

    First Quarter                  .1133          17.00           15.67
    Second Quarter                 .1133          16.67           15.71
    Third Quarter                  .1133          16.75           15.92
    Fourth Quarter                 .1133          16.67           15.53

Item 6.                 Selected Financial Data

                    -              - - - - Years Ending December 31, - - - - -
                                           (In Thousands Except
                                            for Share Amounts)
                                  2002     2001     2000     1999     1998

Total Interest Income           $18,970  $20,207  $18,207  $16,243  $15,772
Total Interest Expense            7,705   10,049    8,790    7,663    7,745
                                 ------   ------   ------   ------   ------

Net Interest Income              11,265   10,158    9,417    8,580    8,027
Provision for Loan Losses           820      600      500      320      355
                                 ------   ------   ------   ------   ------

Net Interest Income after
   Provision for Loan Losses     10,445    9,558    8,917    8,260    7,672
Other Income                      1,304    1,194    1,263    1,026      735
Other Expenses                    7,885    7,210    6,631    5,912    5,377
                                 ------   ------   ------   ------   ------

Income before Income Taxes        3,864    3,542    3,549    3,374    3,030
Income Tax Expense                1,240    1,061    1,168    1,049    1,018
                                 ------   ------   ------   ------   ------

   Net Income                   $ 2,624  $ 2,481  $ 2,381  $ 2,325  $ 2,012
                                 ======   ======   ======   ======   ======


Net Income Per Share*           $  1.80  $  1.65  $  1.58  $  1.54  $  1.34
Dividends Per Share*            $   .51  $   .45  $   .41  $   .39  $   .36

Total Assets at Year End       $292,348 $276,778 $248,600 $220,481 $210,981
                                =======  =======  =======  =======  =======



Return on Average Assets           .93%     .94%    1.03%    1.08%    1.01%
Return on Average Equity          9.23%    9.08%    9.40%    9.94%    9.12%
Dividend Payout Ratio            28.12%   27.51%   26.14%   25.04%   26.94%
Year End Equity to Assets Ratio   9.89%   10.23%   10.57%   10.99%   10.83%



*--Prior years' per share figures restated to reflect stock split effected in form of dividend in 2002.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies

    The Company's financial statements are prepared in accordance with accounting principles generally accepted in the United States ("GAAP"). The financial statements contained within these statements is, to a significant extent, financial information that is based on measures of the financial effects of transactions and events that have already occurred. A variety of factors could affect the ultimate value that is obtained either when earning income, recognizing an expense, recovering an asset or relieving a liability. In addition, GAAP itself may change from one previously acceptable method to another method. Although the economics of these transactions would be the same, the timing of events that would impact these transactions could change.

    The allowance for loan losses is an estimate of the losses that may be sustained in the loan portfolio. The allowance is based on two basic principles of accounting: (i) SFAS No. 5, Accounting for Contingencies, which requires that losses be accrued when they are probable of occurring and estimable and (ii) SFAS No. 114, Accounting by Creditors for Impairment of a Loan, which requires that losses be accrued based on the differences between the value of collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance.

Recent Accounting Pronouncements

    In December 2001, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") no. 01-6, Accounting by Certain Entities (Including Entities with Trade Receivables) That Lend to or Finance the Activities of Others, to reconcile and conform the accounting and financial reporting provisions established by carious AICPA industry audit guides. SOP No. 01-6 is effective for annual and interim financial statements issued for fiscal years beginning December 15, 2001 and did not have a material impact on the Company's consolidated financial statements.

    All other recent accounting pronouncements had no material impact on the Company's consolidated financial statements.

Overview

    The Company's 2002 net income of $2,624,000 is a 5.78% increase in net income compared to 2001. This represents a return on average equity of 9.23% for 2002 compared to 9.08% for 2001. Returns on average assets for 2002 and 2001 were .93% and .94%, respectively. Earnings per share increased 9.09% from 2001 to 2002 due to the increase in net income and the repurchase of 22,940 common shares by the Company.

    Taxable equivalent interest income decreased by $1,218,000 in 2002 to $19,088,000. A 7.27% increase in the level of average earning assets was offset by a decrease in rates for 2002. Decreases in interest rates, coupled with a continued good local economy, drove a 9.30% increase in average loans outstanding.

    Noninterest income increased 9.21% in 2002 compared to 2001. Increases in service charge income, trust fees and other bank fees were offset in part by reductions in income from investments in life insurance contracts and reductions in income realized by the insurance company in 2002. Noninterest expenses increased 9.36% in 2002 due mainly to higher personnel and equipment expenses, and higher operating expenses consistent with loan and deposit growth.

Net Interest Margin

    2002 compared to 2001

    The Company's net interest margin on a tax equivalent basis was $11,383,000 for 2002 compared to $10,257,000 for 2001. A 7.27% increase in average earning assets was offset by a reduction in yield on these assets of 102 basis points to cause a $1,218,000 reduction in interest income. However, the reduction in yields on earning assets was offset by a reduction of 134 basis points on rates paid on interest bearing liabilities to result in an increase in taxable equivalent net interest margin of $1,126,000.

Average loans outstanding grew by 9.30% from 2001 to 2002 as falling interest rates throughout 2002, coupled with stable local economic conditions propelled loan demand. Loans outstanding at December 31, 2002 increased $20,285,000 compared to December 31, 2001. Increases in loan growth have been primarily funded through increases in deposit growth and reductions in balances of fed funds sold, securities and interest bearing deposits in other banks.

Levels of competition for deposits in the Company's service area have caused the Company's subsidiary banks to traditionally pay higher rates on deposits than larger, statewide financial institutions. Recent efforts to reduce this discrepancy have been moderately successful and the companies cost of funds on deposits fell 136 basis points from 2001 to 2002 after having risen slightly from 2000 to 2001. Average deposit balances increased 7.73% in 2002 as compared to 2001. The depressed interest rate environment appears to have made customers reluctant to place deposits in long term time deposits, and time deposit balances increased only slightly in 2002 while average balances of noninterest bearing demand deposits, interest bearing demand deposits and savings deposits increased 19.74% in 2002 as compared to 2001.

The Company anticipates its net interest margin to remain stable or rise slightly in the first six months of 2003 due to the maturing of higher rate liabilities. Current net interest margin should continue as long as interest rates remain stable or increase gradually and loan and deposit trends remain consistent. Rates paid on deposits are expected to stabilize over the next twelve months as the Federal Reserve Bank's rate cuts have been less frequent and the economy shows signs of recovery. Most loans have repricing opportunities within the next twelve months and the Company should be able to slightly improve its net interest margin in this anticipated rate environment.


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

A summary of the net interest margin analysis is shown as Table II on Page 23.

Provision for Loan Losses

    The Company's provisions for loan losses were $820,000 for 2002, $600,000 for 2001, and $500,000 for 2000. Net loan charge-offs were $630,000 in 2002 compared to $490,000 in 2001 and $412,000 in 2000. The Company's 2002 net charge off rate of .29% of average loans is approximately equal to its peer group. The Company's three year charge off rate of .26% of average loans outstanding is slightly above peer group.

    The increase in the provision for loan losses from 2001 to 2002 was necessitated by the 9.87% increase in loan balances from December 31, 2001 to December 31, 2002. This increase in loan balances, coupled with the increase in net loan charge-offs, required a greater provision in order to maintain adequate ratios between the allowance and a larger loan portfolio. Greater net charge-offs were observed in 2002 as compared to 2001. Net charge-offs on consumer loans increased 54.39% as recoveries on these loans fell from $141,000 in 2001 to $72,000 in 2002. Gross charge-offs on consumer loans increased 14.91% compared to a 5.06% increase in the overall consumer loan portfolio. Net charge-offs on commercial loans increased 29.67% from 2001 to 2002 due in large part to the default of one large commercial customer.

Noninterest Income

    2002 Compared to 2001

    Noninterest income for 2002 increased $110,000 from 2001, an increase of 9.21%. Service charge income increased by .96% as deposit and loan volume increased. This increase in service charge income came in spite of a decrease in service charges related to a single large customer who paid large amounts of overdraft and other service charges fees in 2001 and 2000. Because of an infusion of cash from an investor this customer paid significantly less overdraft fees in 2002. Due to decreases in interest rates and changes in economic conditions, income from investments in life insurance contracts fell 3.33%. Trust fees increased 65.98% from 2001 due to a higher volume of customers. Gains on sales of other real estate owned were $40,550 during 2002 compared to no gains recorded in 2001.

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

Noninterest Expenses

    2002 Compared to 2001

    Total noninterest expenses increased 9.36% in 2002 compared with 2001. Salaries and benefits increased 7.41% due to an increase in full time equivalent employees of 2.88%, merit increases and higher benefit costs. Occupancy expense remained substantially unchanged and equipment expense increased 4.98% as expanded operations required new equipment purchases resulting in increased depreciation and maintenance costs. Data processing expenses increased by 8.57% due to general asset growth and expanded operations. Other changes contributing to the increase in noninterest expenses were increases in marketing expenditure due to expanded advertising campaigns and The Grant County Bank's 100th Anniversary celebration, continuing costs associated with the start-up and expansion of Highlands Bankshares Trust Company and increases in nonincome taxes. Noninterest expense as a percentage of average assets was 2.79% in 2002 compared to 2.73% in 2001 and 2.86% in 2000. These ratios compare favorably to the Company's peer group. The Company's overall increase in noninterest expense is consistent with increases in loan and deposit volumes.


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

Financial Condition

     Loan Portfolio

     The Company is an active residential mortgage and construction lender and generally extends commercial loans to small and medium sized businesses within its primary service area. The Company's commercial lending activity extends across its primary service areas of Grant, Hardy, Hampshire, Mineral, Randolph, and northern Pendleton counties in WV and Frederick County, VA. Consistent with its focus on providing community-based financial services, the Company does not attempt to diversify its loan portfolio geographically by making significant amounts of loans to borrowers outside of its primary service area.

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

    Loans outstanding increased $20,285,000, or 9.87% in 2002. Mortgage and real estate construction loans grew 11.11%, consumer loans 5.06% and commercial loans 11.57%. The loan to deposit ratio was 87.67% at December 31, 2002 compared to 84.89% at December 31, 2001. Management believes this level of lending activity is satisfactory to generate adequate earnings without undue credit risk. Loan demand is expected to remain satisfactory in the near future with any growth a function of local and national economic conditions.


     The following table presents the year-end balances of loans, classified by type (in thousands):

                           2002      2001      2000       1999      1998
                           ----      ----      ----       ----      ----
     Real estate loans:
       Construction and
        land
        development     $  6,813   $ 4,105   $  4,096   $ 3,296   $  2,969
       Secured by
        farmland          11,220     9,464     10,059     9,219      9,586
       Secured by 1-4
        family
        residential
        properties        86,748    75,771     72,408    67,775     64,372
       Secured by
        nonfarm, non-
        residential
       properties         51,152    48,282     39,122    33,064     28,142

     Loans to farmers        593     1,238        567       391        449
     Commercial and
       industrial
       loans              10,676     9,652      8,029     6,568      4,498
     Consumer loans       55,642    56,366     54,691    46,266     38,353
     Loans for nonrated
       industrial
       development
       obligations                     458        275
     All other loans       2,910       133         21        35         15
                         -------    ------    -------    ------    -------


       Total Loans      $225,754  $205,469   $189,268  $166,614   $148,384
                         =======    =======   =======    =======   =======


     There were no foreign loans outstanding during any of the above periods.

     The following table summarizes the Company's loan portfolio, net of unearned income:

                                                  At December 31,
                                 -----------------------------------------------
                                            2002        2001        2000
                                            ----        ----        ----
                                              (In Thousands of Dollars)
     Real Estate:
       Mortgage                          $ 121,558   $ 111,668   $ 101,890
       Construction                          6,813       3,868       4,061
     Commercial                             47,089      42,204      37,681
     Installment                            50,351      47,927      46,191
                                          --------    --------    --------

     Subtotal                              225,811     205,667     189,823
     Less unearned discount                    (57)       (197)       (555)
                                          ---------   ---------   --------

     Total Loans                           225,754     205,470     189,268
     Allowance for loan losses              (1,793)     (1,603)     (1,493)
                                          --------    ---------   --------

       Loans, net                        $ 223,961   $ 203,867   $ 187,775
                                          ========    ========    ========


     The following table shows the maturity of loans outstanding (in thousands of dollars) as of December 31, 2002, 2001 and 2000.

    Maturity Range                          2002        2001        2000
    --------------                          ----        ----        ----

     Predetermined Rates:
       0 - 12 months                      $145,473    $ 99,049    $105,054
       13 - 60 months                       68,699      68,106      75,918
       More than 60 months                  11,353      37,840       8,264
     Nonaccrual Loans                          229         474          32
                                           -------     -------     -------

       Total Loans                        $225,754    $205,469    $189,268
                                           =======     =======     =======


     The following table shows the Company's loan maturity distribution (in thousands of dollars) as of December 31, 2002:
                                             Maturity Range
                                Less Than     1-5        Over
       Loan Type                  1 Year     Years      5 Years    Total
       ---------                 -------     -----      -------    -----

     Commercial and
       Agricultural Loans     $  35,569   $  4,193    $  7,327    $  47,089
     Real Estate - mortgage      82,030     35,570       3,958      121,558
     Real Estate - construction   6,813                               6,813
     Consumer - installment      21,061     28,936         297       50,294
                               --------    -------     -------     --------

       Total                  $ 145,473   $ 68,699    $ 11,582    $ 225,754
                               ========    =======     =======     ========

     Nonperforming loans include nonaccrual loans, loans 90 days or more past due and restructured loans. Nonaccrual loans are loans on which interest accruals have been discontinued. Loans are placed in nonaccrual status when the collection of principal or interest is 120 days past due and collection is uncertain based on the net realizable value of the collateral and/or the financial strength of the borrower. Also, the existence of any guaranties by federal or state agencies is given consideration in this decision. The policy is the same for all types of loans. Restructured loans are loans which a borrower has been granted a concession on the interest rate or the original repayment terms because of financial difficulties. Nonperforming loans do not represent or result from trends or uncertainties ___ which management reasonably ___ expects will materially impact future operating results, liquidity, or capital resources. Nonperforming loans are listed in the table below.

     Real estate acquired through foreclosure was $517,050 at December 31, 2002, $58,250 at December 31, 2001 and $110,000 at December 31, 2000. Of the
foreclosed property held at December 31, 2002, one property, valued at $278,000, was in the Company's secondary service area and all remaining properties were located in the Company's primary service area. The Company's practice is to value real estate acquired through foreclosure at the lower of (i) an independent current appraisal or market analysis less anticipated costs of disposal, or (ii) the existing loan balance. The Company is actively marketing all foreclosed real estate and does not anticipate material write-downs in value before or at the time of disposition.

     Nonperforming loans increased 3.97% at December 31, 2002 compared to 2001. Nonaccrual loans decreased as the result of two bankruptcies present in 2001 which were resolved in 2002. Loans 90 and more days past due decreased 16.43% as compared to a 9.87% increase in total loans. Restructured loans also increased in 2002 due to the refinancing of two troubled commercial loans necessary to recoup timely payment of principal. In neither case were any principal amounts forgiven. Management does not anticipate any significant losses from the current level of nonperforming assets.

     The following table summarizes the nonperforming loans:

                                                  At December 31,
                                          -------------------------------
                                           2002        2001        2000
                                           ----        ----        ----
                                               (Dollars in Thousands)

     Loans accounted for on a
       nonaccrual basis
         Consumer                        $     9      $           $
         Real estate                         290         474           32
                                          ------       -----       ------
       Total nonaccrual loans                299         474           32
                                          ------       -----       ------

     Restructured loans                      662           0            0
                                          ------       -----       ------

     Loans contractually past due 90 days
       or more as to interest or principal
       payments (not included in
       nonaccrual loans above)
         Commercial                          161         607           60
         Real estate                       1,312       1,352        1,984
         Installments                        445         336          297
                                          ------       -----       ------
       Total Delinquent Loans              1,918       2,295        2,341
                                         -------       -----       ------

       Total Nonperforming Loans         $ 2,879      $2,769      $ 2,373
                                          ======       =====       ======

    An inherent risk in the lending of money is that the borrower will not be able to repay the loan under the terms of the original agreement. The allowance for loan losses (see subsequent section) provides for this risk and is reviewed periodically for adequacy. This review also considers concentrations of loans in terms of geography, business type or level of risk. While lending is geographically diversified within the service area, the Company does have some concentration of loans in the area of agriculture (primarily poultry farming), timber and related industries. Management recognizes these concentrations and considers them when structuring its loan portfolio. As of December 31, 2002, management is not aware of any significant potential problem loans for which the debtor is currently meeting their obligations as stated in the loan agreement but which may change in future periods.

     As of December 31, 2002, the Company did not have any potential problem loans as defined in Guide 3 that would require disclosure.


Allowance for Loan Losses

     The allowance for loan loss at December 31, 2002 was $1,793,000, an 11.91% increase over the balance at December 31, 2001, while net loans grew 9.87% during the same period. The Company's provision for loan losses in 2002 was 36.67% greater than that provided for in 2001. The increase in the provision for loan losses from 2001 to 2002 was necessitated by the 9.87% increase in loan balances from December 31, 2001 to December 31, 2002. This increase in loan balances, coupled with the increase in net loan charge-offs, required a greater provision in order to maintain adequate ratios between the allowance and a larger loan portfolio. Greater net charge-offs were observed in 2002 as compared to 2001. Net charge-offs on consumer loans increased 54.39% as recoveries on these loans fell from $141,000 in 2001 to $72,000 in 2002 as gross charge-offs on consumer loans increased 14.91% compared to a 5.06% increase in the overall consumer loan portfolio. Net charge-offs on commercial loans increased 29.67% from 2001 to 2002 due in large part to the default of one large commercial customer.

     Management has analyzed the potential risk of loss on the Company's loan portfolio given the loan balances and the value of the underlying collateral and has recognized losses where appropriate. Nonperforming loans are closely monitored on an ongoing basis as part of the Company's loan review process. Management reviews the loan loss allowance at the end of each quarter. Based primarily on the Company's loan classification system, which classifies problem credits as substandard, doubtful or loss, additional provisions for losses are made monthly. The ratio of the allowance for loan losses to total loans outstanding was .79% at December 31, 2002, .78% at December 31, 2001 and .79% at December 31, 2000. At December 31, 2002, the ratio of the allowance for loan losses to nonperforming loans was 62.28% compared to 57.89% at December 31, 2001 and 62.92% at December 31, 2000.

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

    Each of Company's banking subsidiaries, Capon Valley Bank and The Grant County Bank, determines its allowance for loan losses independently. Each bank pays particular attention to individual loan performance, collateral values, borrower financial condition and overall national and local economic conditions. The determination of adequate allowance at each bank is done in a three step process. The first step is to identify problem loans above a certain threshold and estimated losses are calculated based on collateral values and projected cash flows. The second step is to identify loans above a certain threshold which are problem loans due to the borrowers' payment history or deteriorating financial condition. Losses in this category are determined based on historical loss rates adjusted for current economic conditions. The final step is to calculate a loss for the remainder of the portfolio using historical loss information for each type of loan classification. The determination of specific allowances and weights is in some part subjective and actual losses may be greater or less than the amount of the allowance. However, management believes that the allowance represents a fair assessment of the losses that exist in the loan portfolio.

     Both banks classify loans into the following categories, impaired, doubtful, substandard, special mention and other loans past due 90+ days and assign loss rate to each. Within these categories, Real Estate, Installment Loans, Commercial Loans and Lines of Credit are assigned a specific loss rate based on historical losses and management's estimate of losses. The allowance associated with loans classed as impaired is calculated at 100% of the identified impairment.

     Loans 90 days or more past due and nonaccrual loans are included in one of the five categories above. Credit card balances 90 days or more past due are categorized as substandard and are assigned a loss rate of 50%. Generally, all loans in excess of $250,000 are evaluated individually as well as any loan regardless of size that is classified as loss, doubtful, substandard or special mention. This detailed review identifies each applicable loan for specific impairment and a specific allocation for that impaired amount is set aside as the first element in the calculation. Rates assigned each category may vary over time and between the banks as historical loss rates, loan structure and economic conditions change.

     The remaining portfolio balances are assigned a loss factor based on the historical net loss after recoveries over the last five years. Loss experience per classification varies significantly based on risk and collateral. Installment and commercial loans generally have higher loss volumes than secured real estate loans. These actual loss experience factors are weighed by the average life of the loan category. Installments have a two to three year carrying life, real estate loans a five to six year life; and commercial loans a three to four year life. The net result creates a low and high range of allocated allowance. The Company's actual allowance balance is compared to this range and adjusted as deemed necessary.

     The adequacy of the allowance for loan losses is computed quarterly and the allowance adjusted prior to the issuance of the quarterly financial statements. All loan losses charged to the allowance are approved by the boards of directors of each bank at their regular meetings. The allowance is reviewed for adequacy after considering historical loss rates, current economic conditions (both locally and nationally) and any known credit problems that have not been considered under the above formula.

     Management continues to monitor the economic health of the poultry industry. The Company has direct loans to poultry growers and the industry is a large employer in the Company's trade area. Operating results for the industry have improved due to moderating grain prices and better turkey pricing but profitability in this industry is still quite volatile. Since Pilgrim's Pride's purchase of WLR Foods, Inc. in January of 2001 there has been little noticeable impact to the local economy, either positively or negatively. Loan requests for poultry house loans or expansion continue to be presented for approval.

     An analysis of the loan loss allowance is set forth in the following table (in thousands):

                             2002       2001     2000      1999       1998
                             ----       ----     ----      ----       ----

     Balance at beginning of
       period             $ 1,603   $  1,493   $ 1,318   $  1,355   $ 1,370

     Charge-offs:
       Commercial loans       246        239       172        107       135
       Real estate loans      110         92       128         87        53
       Consumer loans         424        369       215        254       289
                          -------    -------    ------    -------    ------

                              780        700       515        448       477
                          -------   --------    ------    -------    ------

     Recoveries:
       Commercial loans        10         57         2         16         6
       Real estate loans       68         12        30          1         1
       Consumer loans          72        141        71         74       100
                          -------    -------    ------    -------    ------

                              150        210       103         91       107
                           ------    -------    ------    -------    ------

     Net charge-offs          630        490       412        357       370
     Provision for
       loan losses            820        600       500        320       355
     Other                                          87
                           ------    -------    ------    -------    ------
     Balance at end
       of period          $ 1,793   $  1,603   $ 1,493   $  1,318   $ 1,355
                           ======    =======    ======    =======    ======

     Percent of net charge-offs
       to average net loans
       outstanding during the
       period                  .29%       .25%      .23%       .23%      .26%
                           =======  =========  ========  =========  ========

       The following table shows the amount and percentage of the Company's allowance for loan losses allocated to each major category of loans:


                                                              At December 31,
               -------------------------------------------------------------------------------------------------------------------
                            2002                     2001                   2000                   1999              1998
                  --------------------   ---------------------   --------------------- --------------------  ----------------------
                               Percent                 Percent                 Percent                Percent                Percent
                                of                      of                      of                     of                     of
                               Loans                   Loans                   Loans                  Loans                  Loans
                      Percent   in             Percent   in            Percent   in           Percent   in           Percent   in
                        of   Category           of    Category           of    Category          of  Category         of    Category
                      Allow-  to Total          Allow- to Total        Allow-  to Total         Allow- to Total      Allow- to Total
              Amount   ance    Loans   Amount    ance   Loans   Amount   ance   Loans   Amount   ance   Loans  Amount  ance  Loans
              ------   ----  -----  ------  ----  -----  ------   ----   ----- ------   ----  -----  ------  ----  -----
                             (Dollars in Thousands)

Commercial    $ 543     30%      21%    $ 487     30%     21%    $507     34%    20%   $   395     30%    19% $  379    28%     23%
Real estate
   Mortgage     504     28       57       576     36      56      239     16     56        211     16     58     434    32      56
Installment     652     37       22       450     28      23      598     40     24        580     44     23     406    30      21
Unallocated      94      5                 90     06              149     10               132     10            136    10
                ----    ----  ----       ----     --     ---      ---    ----   ---     ------   ------- ---   -----  -----     ---

             $1,793    100%     100%   $1,603    100%    100%  $1,493    100%   100%    $1,318    100%   100% $1,355   100 %   100%
              =====    ===      ===    =====     ===     ===     =====  ====   ===    ========    =====  ===== =====  =====   ====

     Cumulative net loan losses, after recoveries, for the five year period ending December 31, 2002 are as follows:

                  Commercial                   $   808         35.70%
                  Real estate                      358         15.85%
                  Consumer                       1,093         48.45%
                                                ------         -----

                    Total                      $ 2,259        100.00%

     The above will act as a basis for allocating the overall allowances. Additional changes have been made in the allocation of the allowance to address unknowns and contingent items. The unallocated portion is not computed using a specific formula and is management's best estimate of what should be allocated for contingencies in the current portfolio.

     2002 losses were approximately equal to peer group amounts, and are considered reasonable in the eyes of management. The allowance as of December 31, 2002 was .79% of loans outstanding which is below peer group levels. Management believes the present allowance, which is 3.16 times the average annual net charge-off rate over the last three years, is adequate based on its knowledge of the loan portfolio and historical performance.

      During the course of routine examination of the Company's two subsidiary banks, The Grant County Bank and Capon Valley Bank, under the normal examination cycle by regulatory agencies, examiners have identified certain supervisory issues. Results of these regulatory examinations are not published or publicly available.

      Requirements of regulatory agencies in regards to certain calculated amounts such as the allowance for loan losses will at times differ from GAAP requirements. One of the regulatory agencies which exerts supervisory control on the Company's subsidiary banks has indicated that a requirement for an increased allowance for loan losses will be directed to one of the subsidiary banks. The final report is not expected to be received until mid April.

      The Company believes that the allowance for loan losses shown in these statements is adequate to cover potential losses in the current loan portfolio using guidance set forth in SFAS Nos. 5 and 114. As such, the current methodology for calculating the allowance for loan loss will be continued until such time as GAAP requirements change. If one or more of the regulatory agencies require differing amounts of allowance for loan losses, the subsidiary bank or banks to which this requirement might apply will calculate its allowance for loan losses for regulatory filings based on the regulatory guidance, while the Company will continue to report in its 10-Q, 10-K, Annual Report and other filings with the Securities and Exchange Commission an allowance for loan losses based on generally accepted accounting principles as promulgated by the FASB, the SEC and other accounting authorities.


Securities

     The Company's securities portfolio serves several purposes. Portions of the portfolio are used to secure certain public and trust deposits. The remaining portfolio is held as investments or used to assist the Company in liquidity and asset liability management. Total securities decreased to $25,537,000 or 8.74% of total assets at December 31, 2002. Total securities were $31,855,000 or 11.51% of total assets at December 31, 2001.

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

     The Company identifies at the time of acquisition those securities that are available for sale. These securities are valued at their market value with any difference in market value and amortized cost shown as an adjustment in stockholders' equity. Changes within the year in market values are reflected as changes in stockholders' equity, net of the deferred tax effect. As of December 31, 2002, the fair value of the securities available for sale exceeded their cost basis by $464,000 ($292,000 after the related tax effect).

     The following table summarizes the carrying value of the Company's securities at the dates indicated:
                              Held to Maturity           Available for Sale
                               Carrying Value               Carrying Value
                     -----------------------------------------------------------
                                December 31,              December 31,
                            2002    2001    2000      2002    2001    2000
                            ----    ----    ----      ----    ----    ----
                            (In Thousands of Dollars) (In Thousands of Dollars)

     U.S. treasuries,
       agencies
       and corporations   $       $        $   88   $13,534 $16,432 $18,719
     Obligations of
       states and
       political
       subdivisions         1,365   1,597   2,131     4,350   6,380     789
     Mortgage-backed
       securities               4       6       9     5,582   6,609   3,275
                           ------  ------   -----    ------  ------  ------

       Total Debt
         Securities         1,369   1,603   2,228    23,466  29,421  22,783

     Other securities                                    30      39      52
                           ------  ------   -----    ------  ------  ------

       Total              $ 1,369 $ 1,603  $2,228   $23,496 $29,460 $22,835
                           ======  ======   =====    ======  ======  ======

The carrying amount and estimated market value of debt securities (in thousands of dollars) at December 31, 2002 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.
                                                                      Equivalent
     Securities Held to Maturity         Amortized       Fair        Average
                                           Cost          Value        Yield
                                       ------------   -----------   ---------

     Due in one year or less             $       4    $        4      8.51%
     Due after one year through
       five years                            1,365         1,448      7.15%
                                         ---------    ----------    -------


       Total Held to Maturity            $   1,369    $    1,452      7.11%
                                          ========     =========     =====


                                                                   Equivalent
     Securities Available for Sale       Amortized       Fair        Average
     -----------------------------
                                           Cost          Value        Yield
                                       ------------   -----------   ---------

     Due in one year or less             $  12,843    $   12,990      4.38%
     Due after one year through
       five years                            8,318         8,597      4.37%
     Due after five years
       through ten years                       732           768      5.82%
     Due after ten years                     1,105         1,111      4.47%
                                          --------     ---------     -----

       Total Fixed Rate Securities          22,998        23,466      5.24%

     Equities                                   34            30      8.92%
                                          --------     ---------     -----

       Total Available for Sale          $  23,032    $   23,496      4.51%
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

     The average balance of interest bearing deposits increased by 6.04% in 2002 over average levels in 2001. The average balance of noninterest bearing deposits increased 20.54% over average 2001 balances. The average rate paid on deposits decreased to 3.48% in 2002 from 4.84% in 2001 and 4.82% in 2000. The majority of the Company's deposits are higher yielding time deposits as most of its customers are individuals who seek higher yields than savings accounts or don't wish to accept the risks of the stock market.

     The Company does not actively solicit large certificates of deposit (those more than $100,000) due to the unstable nature of these deposits. Any increase in balances of these large deposits in 2002 are the result of overall deposit growth and higher than average rates offered by the Company. A summary of the maturity of large deposits is as follows:
                                                    December 31,
                                            ----------------------------
         Maturity Range                   2002        2001         2000
         --------------                   ----        ----         ----
                                            (In Thousands of Dollars)

     Three months or less               $  7,570    $  8,980    $   4,172
     Four to twelve months                22,030      21,965       14,336
     One year to three years               8,598      10,018       13,753
     Four years to five years              7,195       4,219        2,623
                                        --------    --------     --------

       Total                            $ 45,393    $ 45,182    $  34,884
                                         =======     =======     ========


Borrowed Money

     The Company occasionally borrows funds from the Federal Home Loan Bank to reduce market rate risks and to fund capital additions. Such borrowings may have fixed or variable interest rates and are amortized over a period of ten to twenty years. Borrowings from this institution allow the banks to offer long-term, fixed rate loans to their customers and match the interest rate exposure of the receivable and the liability. The Company had no additional borrowings in 2002 and repayments within the year of $493,860.


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

     The following table shows risk-based capital ratios and stockholders' equity to total assets:

                                           Regulatory     December 31,
                                             Minimum    2002       2001
                                           -----------  ----       ----

     Capital Ratios
     --------------
       Risk-based capital to
         risk-weighted assets
         Tier 1                               8.00%     13.66%    13.66%
         Total                                4.00%     14.03%    14.46%
       Stockholders' equity to
         total assets                         5.00%      9.89%    10.06%

     The capital management function is an ongoing process. Central to this process is internal equity generation accomplished by earnings retention. During 2002, 2001, and 2000, total stockholders' equity increased by $606,000, $2,042,000 and $2,044,000, respectively, as a result of earnings retention and changes in the unrealized gains (losses) on securities available for sale.
The repurchase of outstanding stock totaling $1,217,000 was the major reason that equity growth was less than previous years. The return on average equity was 9.23% in 2002 compared to 9.08% for 2001 and 9.40% for 2000. Total cash dividends declared represent 28.12% of net income for 2002 compared to 27.51% of net income for 2001 and 26.14% for 2000. Book value per share was $20.12 at December 31, 2002 compared to $18.80 at December 31, 2001 and $17.45 at December 31, 2000. Book value calculations have been adjusted for the stock split effected in form of dividend distributed during the third quarter of 2002.

     The Company's principal source of cash income is dividend payments from the Banks and insurance subsidiary. Certain limitations exist under applicable law and regulation by regulatory agencies regarding dividend payments to a parent by its subsidiaries. As of January 1, 2003, the Banks had approximately $411,000 of retained earnings available for distribution to the Company as dividends without prior regulatory approval.


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

     Investing activity saw an increase in net loans of $20,094,000, an increase in deposits at other institutions of $1,834,000 and an increase in fed funds sold of $1,341,000. New equipment and facility additions were $314,000 in 2002 compared with $776,000 in 2001. Funding these investments was an increase in deposits of $15,471,000, a decrease in investments of $6,318,000 and retained operating income of $1,886,000.

     In the year ending December 31, 2002, cash and due from banks increased $1,734,000 as cash provided by operations and financing activities was greater than cash used in investing activities. Cash provided by operations consists primarily of earnings from operations and noncash expenses such as the provision for loan losses, deferred income taxes and depreciation. The dividends paid of $738,000 in 2002 were an increase of 8.10% over 2001 amounts.

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

     At December 31, 2002, the Company had a negative gap position as of 90 days into the future. This position causes a squeeze on income in the short term in reaction to rate changes by the Federal Reserve Bank. This gap becomes slightly positive by one year into the future. With assets repricing at a level of 102.99% of the volume of interest bearing liabilities during the first year, the impact to earnings of interest rate changes should be minimal due to the ability to match increases in assets and liabilities. Even with gradual rises in interest rates, the Company expects its cost of funds should remain stable throughout the early part of 2003 as any effects of rising rates are offset by the maturity of older time deposits paying at a higher rate of interest than the current prevailing rates.

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

     The majority of the Company's commercial and real estate loans are made with repricing frequencies of three months to three years. For this reason, 95% of all loans will reprice within three years of December 31, 2002. Installment loans generally have a fixed rate of interest but have limited amortization periods. These loans have an average life to maturity of less than two years. Management believes that its philosophy of requiring loan repricing within a three to five year period to be the most prudent approach to asset/liability management.

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

     Table IV (page 25) shows the maturity of liabilities and assets in future periods. Table III (page 24) shows the effects of rate and volume changes on the net interest margin for the past three year period.

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

     The Company's reported earnings results have been minimally affected by inflation, but isolating the effect is difficult. The different types of income and expense are affected in various ways. Interest rates are affected by inflation, but the timing and magnitude of the changes may not coincide with changes in the consumer price index. Management actively monitors interest rate sensitivity, as illustrated by the Gap Analysis (Table IV, page 25) in order to minimize the effects of inflationary trends on interest rates. Other areas of noninterest expenses may be more directly affected by inflation.


Securities and Exchange Commission WEB Site

     The Securities and Exchange Commission maintains a WEB site that contains reports, proxy and information statements and other information regarding registrants (including the Company) that file electronically with the Commission. That address is (http: //www.sec.gov)


TABLE I


                                       NET INTEREST MARGIN AND AVERAGE BALANCE ANALYSIS
                                              (Dollar amounts in thousands)


                                     2002                          2001                                2000
                        ------------------------------   ------------------------------   --------------------------------
                                     Income/    Yield/              Income/       Yield/               Income/      Yield/
EARNING ASSETS         Average      Expense     Rate     Average     Expense       Rate      Average    Expense     Rate
--------------         ------- -----------    ---------  --------   ---------     ------     -------    ------      ------

Loans 1,3             $  216,408    $ 17,324     8.01   $ 197,989    $ 17,895       9.04    $ 176,010   $ 15,893     9.03

Investment securities:
   Taxable 4              25,247       1,165     4.61      24,686       1,445       5.85       26,583      1,641     6.17
   Nontaxable 1,4          5,451         318     5.83       3,501         267       7.63        3,285        262     7.98
                        --------       -----    -----      ------       -----      -----       ------     -----     -------
   Total Investment
     Securities           30,698       1,483     4.83      28,187       1,712       6.07       29,868      1,903     6.37

Interest bearing
   deposits
   in banks                4,271         104     2.44       5,813         248       4.27        3,464        179     5.17

Federal funds sold        11,431         177     1.55      13,019         451       3.46        5,276        330     6.25
                          ------       -----    -----      ------        -----      -----       -----        -----   -----

   Total Earning Assets  262,808      19,088     7.26     245,008      20,306       8.29      214,618     18,305     8.53
                         -------      ------   ------    ---------     ------      ------    ---------    -----    -------

Allowance for loan
  losses                  (1,793)                          (1,613)                             (1,474)
Nonearnings assets        21,840                           20,550                              18,608
                         -------                           ------                               ------

   Total Assets        $ 282,855                       $  263,945                            $231,752
                         =======                        =========                             =======

INTEREST-BEARING LIABILITIES

Deposits:
   Demand              $  34,502    $    451     1.31  $   28,330    $    520       1.84     $ 30,015   $    867     2.89
   Savings                29,276         425     1.45      25,109         546       2.17       21,784        650     2.98
   Time deposits         151,813       6,619     4.36     149,867       8,771       5.85      126,041      7,061     5.60
                        -------      -------   -------   ---------     -------     -----     --------     -------  -------

   Total Deposits        215,591       7,495     3.48     203,306       9,837       4.84      177,840      8,578     4.82
Other borrowed money       4,280         210     4.91       4,149         212       5.11        3,762        212     5.64
                           -----       -----    -----       -----       -----      -----       -------     ------    -----

   Total Interest Bearing
     Liabilities         219,871       7,705     3.50     207,455      10,049       4.84      181,602      8,790     4.84
                        -------        -----    -----     ------       -----        -----     ------      -------

Noninterest bearing
   deposits               32,226                           26,735                              23,035
Other liabilities          2,320                            2,436                               1,793
                           -----                            -----                              ------

   Total Liabilities     254,417                          236,626                             206,430

   Stockholders' Equity   28,438                           27,319                              25,322
                          ------                           ------                              ------

   Total Liabilities
     and Equity         $282,855                       $  263,945                            $231,752
                         =======                       =========                            =========


   Net Interest Earnings            $ 11,383                         $ 10,257                            $ 9,515
                                     ========                        =========                           =======


   Net Yield on Interest
      Earning Assets                             4.33%                              4.19%                            4.43%
                                                  ====                             =====                             =====

1 Yields are computed on a taxable equivalent basis using a 37% income tax rate.
2  Average balances are based on daily balances.
3  Includes loans in nonaccrual status.
4 Average balances for securities available for sale are based on amortized carrying values and do not reflect changes in market values.

TABLE II


                      EFFECT OF RATE-VOLUME CHANGES ON NET INTEREST INCOME
                            (On a fully taxable equivalent basis)
                                 (In thousands of dollars)



                          2002 Compared to 2001          2001 Compared to 2000
                           -------------------           ----------------------
                            Increase (Decrease)           Increase (Decrease)


                       Due to Change in:  Total     Due to Change in:   Total
                        Average  Average   Increase   Average Average  Increase
                        Volume    Rate    (Decrease)  Volume   Rate   (Decrease)
                         -----   ------    --------   ------   ------   ------

Interest Income:

   Loans 2               $1,665  $(2,237)   $(572)     $1,985   $  17    $2,002

   Investment Securities:
     Taxable                 33     (313)    (280)       (117)    (79)     (196)
     Nontaxable             149      (97)      52          17     (12)        5
                           -----   -----      ----       -----   ----     ----

   Total Investment
     Securities             182     (410)    (228)       (100)    (91)     (191)

   Interest bearing deposits
     in banks               (66)     (78)    (144)        121     (52)       69
   Federal funds sold       (55)    (219)    (274)        484    (363)      121
                            ------  -----    -----       ----    -----     ----

   Total Interest Income  1,726   (2,944)  (1,218)      2,490    (489)    2,001
                           -----   -------  -------      -----  -----    -----


Interest Expense:

   Deposits:
     Demand                 113     (182)     (69)        (49)   (298)     (347)
     Savings                 91     (212)    (121)         99    (203)     (104)
     All other time
       deposits             115   (2,267)  (2,152)      1,334     376     1,710
   Other borrowed money       7       (9)      (2)         21     (21)        0
                            -----   -----    -----        ----   -----    ----

   Total Interest Expense   326   (2,670)  (2,344)      1,405    (146)    1,259
                            ----   -------  ------       -----  -----    -----

   Net Interest Income   $1,400  $  (274)  $1,126      $1,085  $ (343)   $  742
                           =====   ====     =====      =====     ====     ====


1 Changes in volume are calculated based on the difference in average balance multiplied by the prior year average rate. Rate change differences are the difference in the volume changes and the actual dollar amount of interest income or expense changes.

2  Nonaccrual loans have been included in average asset balances.

TABLE III


                               INTEREST RATE SENSITIVITY ANALYSIS
                                    (In thousands of dollars)
                                        DECEMBER 31, 2001



                                                            More than
                                                            5 Years
                         1 - 90  91 - 365  1 to 3   3 to 5  or Without
                          Days     Days    Years    Years   Maturity   Total
EARNINGS ASSETS

   Loans                $39,347  $106,126 $61,137  $ 7,562  $11,582 $225,754
   Fed funds sold        14,625                                       14,625
   Securities             4,751     8,945   6,855    3,107    1,879   25,537
   Interest bearing time
     deposits             4,300       200                              4,500
                         ------   ------   ------   ------   -----   ------

   Total                 63,023   115,271  67,992   10,669   13,461  270,416
                         ------   -------  ------   ------   ------  -------

INTEREST BEARING LIABILITIES

   Transaction accounts  20,936                                       20,936
   Money market accounts 16,996                                       16,996
   Savings accounts      29,503                                       29,503
   Time deposits more than
     $100,000             7,570    22,030   8,598     7,195           45,393
Time deposits less than
     $100,000            22,806    52,792  26,160    11,009     131  112,898
   Other borrowed money     132       347     978       762   1,811    4,030
                         ------   ------   ------   ------   -----   ------

   Total                 97,943    75,169  35,736    18,966   1,942  229,756
                       -------- -------- -------- -------- -------    ------



Discrete interest
   sensitivity GAP      (34,920)   40,102  32,256    (8,297) 11,519

Cumulative interest
   sensitivity GAP      (34,920)    5,182  37,438    29,141  40,660

Ratio of cumulative
   interest
   sensitive assets to
   cumulative
   interest sensitive
   liabilities           64.35%   102.99%  117.93%  112.79%  117.70%



Assumes all transaction, money market and savings deposit accounts reprice within 90 days.

TABLE IV

                                       QUARTERLY FINANCIAL RESULTS
                                  (In thousands, except per share amounts)



                                 Fourth       Third      Second      First
                                 Quarter     Quarter     Quarter    Quarter
2002

Interest income               $   4,718   $   4,809   $   4,706   $   4,737
Interest expense                  1,817       1,801       1,931       2,156
                               --------    --------    --------    --------

   Net interest income            2,901       3,008       2,775       2,581
Provision for loan losses           350         210         140         120
                               --------    --------    --------    --------
   Net interest income
     after provision              2,551       2,798       2,635       2,461

Non-interest income                 412         328         285         279
Non-interest expense              2,068       2,000       1,937       1,880
                               --------    --------    --------    --------

   Income before income
     tax provision                  895       1,126         983         860
Income tax provision                284         375         321         260
                               --------    --------    --------    --------

   Net Income                 $     611   $     751   $     662   $     600
                               ========    ========    ========    ========

Per common share:*
   Net income (basic)         $     .42  $      .52  $      .46  $      .40
   Net income (diluted)             .42         .52         .46         .40
   Cash dividends                   .13         .13         .13         .12

2001

Interest income               $   4,964   $   5,126   $   5,161   $   4,956
Interest expense                  2,451       2,562       2,537       2,499
                               --------    --------    --------    --------

   Net interest income            2,513       2,564       2,624       2,457
Provision for loan losses           210         135         135         120
                               --------    --------    --------    --------
   Net interest income
     after provision              2,303       2,429       2,489       2,337

Non-interest income                 370         281         269         274
Non-interest expense              1,894       1,828       1,768       1,720
                               --------    --------    --------    --------

   Income before income
     tax provision                  779         882         990         891
Income tax provision                119         302         343         297
                               --------    --------    --------    --------

   Net Income                 $     660   $     580   $     647   $     594
                               ========    ========    ========    ========

Per common share:*
   Net income (basic)         $     .44  $      .39  $      .43  $      .39
   Net income (diluted)             .44         .39         .43         .39
   Cash dividends                   .12         .11         .11         .11

*--Prior period per share figures restated to reflect stock split effected in form of dividend in 2002.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

     This information is incorporated herein by reference from Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, on Pages 6 through 27 of this Form 10-K.

Item 8. Financial Statements

                          Index to Financial Statements

Financial Highlights......................................        30

Consolidated Balance Sheets
as of December 31, 2002 and 2001..........................        31

Consolidated Statements of Income
for the Years Ended December 31, 2002,
2001 and 2000.............................................        32

Consolidated Statements of Changes in
Stockholders' Equity for the Years Ended
December 31, 2002, 2001 and 2000..........................        33

Consolidated Statements of Cash Flows
for the Years Ended December 31, 2002,
2001 and 2000.............................................        35

Notes to Consolidated Financial
Statements................................................        36

Independent Auditors' Report..............................        54

Management's Discussion and Analysis......................        55

FINANCIAL HIGHLIGHTS
HIGHLANDS BANKSHARES, INC.

                                        Years Ended December 31,
                              2002      2001      2000      1999      1998
                              ----      ----      ----      ----      ----
                             (Dollars in Thousands except per share data)

RESULTS OF
OPERATIONS

Interest income           $18,970   $ 20,207   $18,207   $ 16,243   $15,772
Interest expense           (7,705)   (10,049)   (8,790)    (7,663)   (7,745)
                           ------   --------    ------    -------    ------

Net Interest Income        11,265     10,158     9,417      8,580     8,027

Provision for loan losses    (820)      (600)     (500)      (320)     (355)
Noninterest income          1,304      1,194     1,263      1,026       735
Noninterest expenses       (7,885)    (7,210)   (6,631)    (5,912)   (5,377)
Income taxes               (1,240)    (1,061)   (1,168)    (1,049)   (1,018)
                           -------   -------    ------    -------    ------

Net Income                $ 2,624   $  2,481   $ 2,381   $  2,325   $ 2,012
                           ======    =======    ======    =======    ======

PROFITABILITY RATIOS

Return on Average Assets     .93%       .94%     1.03%      1.08%     1.01%
Return on Average Equity    9.23%      9.08%     9.40%      9.94%     9.12%

PER COMMON SHARE *

Net Income                $  1.80   $   1.65   $  1.58   $   1.54   $  1.34
Cash Dividends Declared       .51        .45       .41        .39       .36
Book Value                  20.12      18.80     17.45      16.09     15.17
Last Reported Market
   Price                    21.51      16.33     16.67      20.00     21.08

AT YEAR END

Assets                   $292,348   $276,778  $248,600   $220,481  $210,981
Deposits                  257,512    242,042   216,571    192,345   184,587
Loans                     225,754    205,469   189,268    166,614   148,384
Stockholders' Equity       28,916     28,310    26,268     24,224    22,847




*--Prior years' per share figures restated to reflect stock split effected in form of dividend in 2002.

CONSOLIDATED BALANCE SHEETS
HIGHLANDS BANKSHARES, INC.
                                                         December 31,
ASSETS                                               2002           2001
                                                     ----           -----

Cash and due from banks (notes 2, 3 and 16)     $  8,226,301   $  6,492,361
Interest bearing deposits in banks (note 16)       4,499,666      6,333,551
Federal funds sold (note 16)                      14,625,342     13,284,408
Investments:
  Securities held to maturity (note 4)             1,369,112      1,603,393
    (fair value of $1,451,553 and $1,638,968
     at December 31, 2002 and 2001, respectively)
  Securities available for sale (note 4)          23,496,039     29,460,117
  Restricted investments (note 2d)                   671,811        791,650

Loans (notes 5, 14, 15 and 16)                   225,754,224    205,469,148
  Less allowance for loan losses (note 6)         (1,793,345)    (1,602,536)
                                                  ----------   ------------

  Net Loans                                      223,960,879    203,866,612

Bank premises and equipment (note 7)               6,873,307      7,055,640
Interest receivable                                1,821,476      1,817,884
Investment in life insurance contracts
   (note 12)                                       5,338,036      5,100,262
Other assets                                       1,466,306        971,993
                                                 -----------    -----------

  Total Assets                                  $292,348,275   $276,777,871
                                                 ===========    ===========

LIABILITIES

Deposits:
  Noninterest bearing                           $ 31,785,317   $ 29,278,596
  Interest bearing
    Money market and interest checking            20,935,592     17,935,755
    Money market savings                          16,996,289     11,407,235
    Savings accounts                              29,503,487     26,782,334
    Time deposits over $100,000 (note 8)          45,392,941     45,181,560
    All other time deposits (note 8)             112,898,645    111,456,188
                                                 -----------    -----------

  Total Deposits                                 257,512,271    242,041,668

Accrued expenses and other liabilities             1,890,096      1,902,794
Long term debt (note 9)                            4,029,582      4,523,442
                                                 -----------    -----------

  Total Liabilities                              263,431,949    248,467,904
                                                 -----------   ------------

STOCKHOLDERS' EQUITY (note 18)

Common stock, $5 par value, 3,000,000
shares authorized, 1,436,874 shares
issued in 2002,                                    7,184,370      2,733,820
546,764 shares issued in 2001
Surplus                                            1,661,987      1,661,987
Retained earnings (note 12)                       19,849,947     24,623,951
Other accumulated comprehensive income               220,022        282,910
                                                 -----------    -----------

                                                  28,916,326     29,302,668
Treasury stock (at cost, 44,866 shares in 2001)                    (992,701)
                                                ------------    -----------

  Total Stockholders' Equity                      28,916,326     28,309,967
                                                 -----------    -----------

  Total Liabilities and Stockholders' Equity    $292,348,275   $276,777,871
                                                 ===========    ============


        The accompanying notes are an integral part of this statement.

CONSOLIDATED STATEMENTS OF INCOME
HIGHLANDS BANKSHARES, INC.
                                              Years Ended December 31,
                                             2002          2001      2000
                                            -----          -----     -----
INTEREST INCOME:
  Loans, including fees                 $17,323,503 $17,894,665  $15,891,868
  Federal funds sold                        176,787     450,657      330,761
  Interest bearing deposits                 103,982     248,442      179,100
  Investment securities - taxable         1,164,634   1,445,327    1,641,057
  Investment securities - nontaxable        201,184     167,930      164,486
                                         ----------   ---------    ---------

  Total Interest Income                  18,970,090  20,207,021   18,207,272
                                         ----------   ----------   ----------

INTEREST EXPENSE:
  Time deposits over $100,000             2,072,384   2,623,584    1,865,498
  Other deposits                          5,422,116   7,213,321    6,712,478
                                         ----------   ---------    ---------

  Total Interest on Deposits              7,494,500   9,836,905    8,577,976

  Interest on Long Term Debt                210,232     211,827      212,054
                                         ----------   ---------    ---------

  Total Interest Expense                  7,704,732  10,048,732    8,790,030
                                         ----------   ----------  ----------

NET INTEREST INCOME                      11,265,358  10,158,289    9,417,242

PROVISION FOR LOAN LOSSES (note 6)          820,000     600,000      500,000
                                        -----------   ---------    ---------

Net Interest Income after Provision
  for Loan Losses                        10,445,358   9,558,289    8,917,242
                                         ----------   ---------    ---------

NONINTEREST INCOME:
  Service charges                           586,821     581,224      591,614
  Insurance commissions and income           86,658     100,801      132,105
  Life insurance investment income          237,774     245,958      192,642
  Other operating income                    392,231     266,061      242,892
  Gain on security transactions (note 4)                             103,870
                                        -----------   ---------    ---------

  Total Noninterest Income                1,303,484   1,194,044    1,263,123
                                         ----------   ---------    ---------

NONINTEREST EXPENSES:
  Salaries and benefits (note 11)         4,229,618   3,937,908    3,629,664
  Occupancy expense                         380,021     381,029      302,738
  Equipment expense                         662,266     630,840      548,850
  Data processing expense                   574,400     529,054      489,744
  Other operating expenses                2,038,621   1,731,258    1,659,834
                                         ----------   ---------    ---------

  Total Noninterest Expenses              7,884,926   7,210,089    6,630,830
                                         ----------   ---------    ---------

  Income before Income Tax Expense        3,863,916   3,542,244    3,549,535

INCOME TAX EXPENSE (note 10)              1,239,778   1,061,459    1,168,624
                                         ----------   ---------    ---------

NET INCOME                              $ 2,624,138  $2,480,785   $2,380,911
                                         ==========   =========    =========

Earnings Per Share*                      $     1.80  $     1.65  $     1.58
                                          ==========   =========   =========

Cash Dividends Paid Per Share*           $      .51  $      .45  $      .41
                                          =========   =========   =========

Weighted Average Shares Outstanding*      1,455,511   1,505,694    1,505,694

*--Prior years' per share figures restated to reflect stock split in form of dividend in 2002.

        The accompanying notes are an integral part of this statement.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
HIGHLANDS BANKSHARES, INC.


                                                                Accumulated
                                                                   Other
                          Common                    Retained    Comprehensive    Treasury
                           Stock        Surplus      Earnings     Income (Loss)   Stock          Total
                         --------        -------     --------     ------------    --------     ----------


BALANCE
   DECEMBER 31, 1999    $2,733,820    $1,661,987    $ 21,067,191   $(246,250)    $(992,701)   $ 24,224,047

   Comprehensive Income
     Net income                                        2,380,911                                 2,380,911
     Change in other
       comprehensive
       income
       (note 19)                                                     285,011                       285,011
                                                                                                  --------

   Total Comprehensive
     Income                                                                                      2,665,922

   Cash dividends                                       (622,355)                                 (622,355)
                         --------      --------         --------     --------       --------       --------



BALANCE
   DECEMBER 31, 2000     2,733,820     1,661,987      22,825,747      38,761      (992,701)     26,267,614

   Comprehensive Income
     Net income                                        2,480,785                                 2,480,785
     Change in other
       comprehensive income
       (note 19)                                                     244,149                       244,149
                                                                                                  --------

   Total Comprehensive
     Income                                                                                      2,724,934

   Cash dividends                                       (682,581)                                 (682,581)
                         --------       --------       ---------      --------      --------      ---------


BALANCE
   DECEMBER 31, 2001   $ 2,733,820   $ 1,661,987     $24,623,951   $ 282,910     $(992,701)   $ 28,309,967
                         ==========  ==========       ==========    =========    =========    ===========



        The accompanying notes are an integral part of this statement.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(continued)
HIGHLANDS BANKSHARES, INC.


                                                                      Accumulated
                                                                          Other
                               Common                    Retained    Comprehensive   Treasury
                                Stock       Surplus        Earnings  Income (Loss)    Stock         Total


BALANCE
   DECEMBER 31, 2001          2,733,820    1,661,987      24,623,951      282,910    (992,701)     28,309,967

   Comprehensive Income
     Net income                                            2,624,138                                2,624,138
     Change in other
       comprehensive income
       (note 19)                                                          (62,888)                    (62,888)
                                                                                                     --------

   Total Comprehensive
     Income                                                                                         2,561,250

   Treasury stock repurchased                                                      (1,217,055)     (1,217,055)
   Treasury stock
      retired                  (339,030)                  (1,870,726)                               2,209,756
   Stock split effected
     in form of dividend      4,789,580                   (4,789,580)
   Cash dividends                                           (737,836)                                (737,836)
                             --------       --------       ----------     --------   --------      ------------

BALANCE
   DECEMBER 31, 2002        $ 7,184,370  $ 1,661,987     $19,849,947    $ 220,022   $       0     $28,916,326
                             ==========    ===========   ==========       =======    ==========    ==========



        The accompanying notes are an integral part of this statement.

CONSOLIDATED STATEMENTS OF CASH FLOWS

HIGHLANDS BANKSHARES, INC.



                                               Years  Ended   December  31,
                                               2002       2001       2000
                                               ----       ----       ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                              $2,624,138  $2,480,785    $2,380,911
   Adjustments to reconcile net income to
     net cash provided by operating
     activities:
       Gain on security transactions                                   (103,870)
       Gain on sale of property and
         equipment                                                         (237)
       Depreciation                           525,685     523,626       447,697
       Income from life insurance contracts  (237,774)   (245,958)     (192,642)
       Net amortization of security premiums  294,266     122,343         2,171
       Provision for loan losses              820,000     600,000       500,000
       Deferred income tax expense (benefit) (103,570)    (17,061)       18,010
       Change in other assets and liabilities:
         Interest receivable                   (3,592)     83,412      (158,422)
         Other assets                        (494,313)   (127,198)       86,378
         Accrued expenses                     (12,698)    150,873       315,869
                                            ----------    ---------   --------

   Net Cash Provided by Operating
     Activities                             3,412,142   3,570,822     3,295,865
                                            ---------    ---------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of branch, net of cash
     acquired                                                        (1,220,000)
   Proceeds from maturity of securities
     held to maturity                         232,337     621,481       952,376
   Proceeds from maturity of
     securities available
     for sale                              12,406,125  17,116,010     7,590,970
   Proceeds from sales of securities
     available for sale                       484,797                 2,115,255
   Purchase of securities
     available for sale                    (7,207,357)(23,472,091)   (3,978,886)
   Net change in restricted investments       119,839     (28,600)      (17,500)
   Net change in deposits in other banks    1,833,885      27,380    (3,924,660)
   Net increase in loans                  (20,914,267)(16,691,860)  (17,279,029)
   Change in federal funds sold            (1,340,934) (6,244,900)   (2,736,875)
   Purchase of property and equipment        (314,479)   (776,171)   (1,287,893)
   Proceeds from sale of property
     and equipment                                          6,358         2,840
                                            -------     ---------     ---------

   Net Cash Used in Investing
     Activities                           (14,700,054)(29,442,393)  (19,783,402)
                                            --------   ----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net change in time deposits              1,653,838  19,729,800    14,050,142
   Net change in other deposit accounts    13,816,765   5,740,629     1,368,109
   Additional long term debt                            1,395,300     1,731,532
   Repayment of long term debt               (493,860)   (881,177)     (290,171)
   Repurchase of treasury stock            (1,217,055)
   Dividends paid in cash                    (737,836)   (682,581)     (622,355)
                                            ---------    ----------  ----------


   Net Cash Provided by Financing
     Activities                            13,021,852  25,301,971    16,237,257
                                           ----------- -----------   ----------


CASH AND CASH EQUIVALENTS:
   Net (decrease) increase in cash and
     due from banks                         1,733,940    (569,600)     (250,280)
   Cash and due from banks, beginning of
     year                                   6,492,361   7,061,961     7,312,241
                                            ---------   ---------   ---------

   Cash and due from banks, end of year   $ 8,226,301  $6,492,361   $ 7,061,961
                                            ========== ============ =========

Supplemental Disclosures:
   Cash paid for:
     Interest expense                      $7,920,454 $10,042,704   $8,610,571
     Income taxes                           1,421,272   1,367,143    1,203,000

        The accompanying notes are an integral part of this statement.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HIGHLANDS BANKSHARES, INC.


     NOTE 1   SUMMARY OF OPERATIONS:

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

              (a) Principles of Consolidation

                  The consolidated financial statements include the accounts of The Grant County Bank, Capon Valley Bank, HBI Life Insurance Company and Highlands Bankshares Trust Company. All significant intercompany accounts and transactions have been eliminated.

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

                  Restricted investments consist of investments in the Federal Home Loan Bank of Pittsburgh and the Federal Reserve Bank of Richmond. Such investments are required as members of these institutions and these investments cannot be sold without a change in the members' borrowing or service levels.

                  Interest and dividends on securities and amortization of premiums and discounts on securities are reported as interest income using the effective interest method. Gains (losses) realized on sales and calls of securities are determined using the specific identification method.

              (e) Loans

                  Loans are carried on the balance sheet net of unearned interest and allowance for loan losses. Interest income on loans is determined using the effective interest method on the daily amount of principal outstanding except where serious doubt exists as to collectibility of the loan, in which case the accrual of income is discontinued. Loans are placed on nonaccrual or charged off if collection of principal or interest becomes doubtful. The interest on these loans is accounted for on cash-basis or cost-recovery method until qualifying for return to accrual. Loans are returned to accrual when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

              (f) Allowance For Loan Losses

                  The allowance for loan losses is based upon management's knowledge and review of the loan portfolio. Estimation of the adequacy of the allowance involves exercise of judgement, use of assumptions with respect to present economic conditions and knowledge of the environment in which the Banks operate. Among the factors considered in determining the level of the allowance are changes in composition of the loan portfolio, amounts of delinquent and nonaccrual loans, past loan loss experience and the value of collateral securing the loans.

              (g) Foreclosed Real Estate

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

                        Buildings and Improvements    15 - 40 years
                        Furniture and Equipment        5 - 15 years

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

              (j) Per Share Calculations

                  Earnings per share are based on the weighted average number of shares outstanding. In the third quarter of 2002, the Company declared a stock split in the form of dividend. Prior period per share amounts, including earnings per share, dividends per share, book value per share, and market price have been adjusted to reflect this split.

              (k) Comprehensive Income

                  Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities and accrued pension liabilities, are reported along with net income as the components of comprehensive income.


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

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     HIGHLANDS BANKSHARES, INC.


      NOTE 4  SECURITIES:

          The carrying amount and estimated fair value of securities are as follows:


                                            Carrying     Unrealized   Unrealized
                                  Fair
                                 Amount       Gains        Losses      Value
                             ---------------------------------------------------

          Held to Maturity

          December 31, 2002

          Mortgage-backed     $    4,285  $           $          $    4,285
          State and
            municipals         1,364,827     82,441               1,447,268
                               ---------   --------    --------   ---------

          Total Securities
            Held to Maturity  $1,369,112  $  82,441   $          $1,451,553
                               =========   ========    ========   =========

          December 31, 2001

          Mortgage-backed     $    6,022  $     422   $          $    6,444
          State and municipals 1,597,371     35,153               1,632,524
                               ---------   --------    --------   ---------

          Total Securities
            Held to Maturity  $1,603,393  $  35,575   $          $1,638,968
                               =========   ========    ========   =========


          Available for Sale

          December 31, 2002

          U. S. Treasuries
            and Agencies      $8,844,027  $ 116,835   $          $8,960,862
          Mortgage-backed      5,410,267    171,891               5,582,158
          State and municipals 4,238,055    111,515               4,349,570
          Marketable equities     33,585                  3,471      30,114
          Corporate
            obligations        4,506,319     67,016               4,573,335
                              ----------- --------   ------------  --------

          Total Securities
            Available for
              Sale           $23,032,253  $ 467,257   $   3,471 $23,496,039
                               ==========  ========    ========   ==========

          December 31, 2001

          U. S. Treasuries
            and Agencies     $10,562,796  $ 197,676   $         $10,760,472
          Mortgage-backed      6,527,396     81,347               6,608,743
          State and municipals 6,318,613     65,393       3,505   6,380,501
          Marketable equities     42,206                  3,106      39,100
          Corporate
            obligations        5,560,038    111,263               5,671,301
                               ---------   --------    --------   ---------

          Total Securities
            Available for
            Sale             $29,011,049  $ 455,679   $   6,611 $29,460,117
                               ==========  ========    ========   ==========

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     HIGHLANDS BANKSHARES, INC.


NOTE 4    SECURITIES (CONTINUED):

          The carrying amount and fair value of debt securities at December 31, 2002, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

          Securities Held to Maturity                                Fair
                                                       Cost          Value
                                                       ----       -----------

          Due in one year or less                  $        0    $        0
          Due after one year through five years     1,364,827     1,447,268
          Due after five years through ten years            0             0
          Mortgage-backed securities                    4,285         4,285
                                                    ---------     ---------

            Total Held to Maturity                 $1,369,112    $1,451,553
                                                    =========     =========


          Securities Available for Sale                              Fair
                                                       Cost          Value
                                                       ----       -----------

          Due in one year or less                 $12,809,523  $ 12,954,848
          Due after one year through five years     4,378,878     4,503,513
          Due after five years through ten years      255,000       274,781
          Due after ten years                         145,000       150,625
          Mortgage-backed securities                5,410,267     5,582,158
                                                   ----------   -----------

          Total Fixed Rate Securities              22,998,668    23,465,925
          Equities                                     33,585        30,114
                                                   ----------   -----------

            Total Available for Sale              $23,032,253  $ 23,496,039
                                                   ==========   ===========

          The carrying amounts (which approximate market value) of securities pledged by the banks to primarily secure deposits amounted to $6,035,000 at December 31, 2002 and $4,963,000 at December 31, 2001.

          There were no holdings totaling more than 10% of stockholders' equity with any issuer as of December 31, 2002 and 2001.

          All gains and losses arose from the sale of securities available for sale. There were no sales of securities in 2001 or 2002. In 2000, the company experienced a gain of $103,870 on sales of securities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HIGHLANDS BANKSHARES, INC.




NOTE 5    LOANS:

          Loans outstanding as of December 31 are summarized as follows:

                                                     2002           2001

          Commercial                            $ 47,089,188   $ 42,204,159
          Real estate construction                 6,813,000      3,868,000
          Real estate mortgages                  121,557,830    111,668,376
          Consumer installment                    50,350,956     47,926,399
                                                 -----------    -----------

            Subtotal                             225,810,974    205,666,934
            Unearned interest                        (56,750)      (197,786)
                                                 -----------    -----------

            Total Loans                         $225,754,224   $205,469,148
                                                 ===========    ===========



NOTE 6    ALLOWANCE FOR LOAN LOSSES:

          A summary of changes in the allowance for loan losses for the years ended December 31 is shown in the following schedule:

                                          2002       2001            2000
                                          ----        ----           ----

          Balance at beginning
            of year                 $ 1,602,536   $1,492,936    $ 1,318,332
          Allowance relating to loans
            acquired in purchase                                     86,873
          Provision charged to
            operating expenses         820,000       600,000        500,000
          Loan recoveries              151,227       209,552        102,873
          Loans charged off           (780,418)     (699,952)      (515,142)
                                     ----------    ---------     ----------

            Balance at end of year  $1,793,345    $1,602,536    $ 1,492,936
                                     =========     =========     ==========

            Percentage of outstanding
              loans                        .79%           .78%          .79%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HIGHLANDS BANKSHARES, INC.


NOTE 7    BANK PREMISES AND EQUIPMENT:

          Bank premises and equipment as of December 31 are summarized as follows:

                                                         2002         2001
                                                         ----         ----

          Land                                     $ 1,137,485   $ 1,137,485
          Buildings and improvements                 6,165,529     6,400,610
          Furniture and equipment                    3,670,567     3,644,925
                                                    ----------    ----------

          Total cost                                10,973,581    11,183,020
            Less - accumulated depreciation         (4,100,274)   (4,127,380)
                                                    -----------   ----------

            Net Book Value                         $ 6,873,307   $ 7,055,640
                                                    ==========    ==========

          Provisions for depreciation of $ 525,685 in 2002, $523,626 in 2001 and $447,697 in 2000 were charged to operations.


NOTE 8    DEPOSITS:

          At December 31, 2002, the scheduled time deposit maturities are as follows:

                      2003                         $106,197,392
                      2004                           21,875,679
                      2005                           11,538,659
                      2006                            5,860,508
                      2007                           12,819,348
                                                    -----------

                      Total                        $158,291,586
                                                    ===========


NOTE 9    LONG TERM DEBT:

          The Company has borrowed money from the Federal Home Loan Bank of Pittsburgh (FHLB). The interest rates on all of the notes payable as of December 31, 2002 were fixed at the time of the advance and fixed rates range from 3.94% to 6.85%. The weighted average interest rate is 5.16% at December 31, 2002. The company has total borrowing capacity from the FHLB of $89,360,000. The debt is secured by the general assets of the Banks.

          Repayments of long term debt are due either monthly or quarterly. Interest expense of $210,231, $211,827, and $212,054 was incurred on these debts in 2002, 2001, and 2000, respectively. The maturities of long term debt as of December 31, 2002 are as follows:

                      2003                         $    459,510
                      2004                              618,715
                      2005                              341,450
                      2006                              354,257
                      2007                              367,790
                      Thereafter                      1,887,860
                                                    -----------

                      Total                        $  4,029,582
                                                    ===========

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HIGHLANDS BANKSHARES, INC.



NOTE 10   INCOME TAX EXPENSE:

          The components of income tax expense for the years ended December 31, are summarized as follows:

                                              2002        2001        2000
                                          ------------------------------------

          Current Expense
            Federal                       $ 1,104,987 $  968,401  $ 953,961
            State                             238,361    110,119    196,653
                                           ----------  ---------   --------

            Total Current Expense           1,343,348  1,078,520  1,150,614
                                           ----------  ---------   --------


          Deferred Expense (Benefit)
            Federal                           (93,744)   (15,690)    16,431
            State                              (9,826)    (1,371)     1,579
                                           -----------  ---------  --------


            Total Deferred Expense (Benefit) (103,570)   (17,061)    18,010
                                            ---------- ---------  ----------


            Income Tax Expense            $ 1,239,778 $1,061,459 $1,168,624
                                           ==========  =========   =========

          Income expense (benefits) relating
            to security transactions are as
            follows:                      $         0  $       0  $  38,432


          The deferred tax effects of temporary differences for the years ended December 31are as follows:

                                              2002         2001       2000
                                              ----         ----       ----

          Tax effect of temporary differences:
            Provision for loan losses       $ (57,117) $ 37,802   $(12,874)
            Sale of loans                      14,346   (28,271)     3,693
            Pension expense                   (16,584)  (31,690)   (24,694)
            Depreciation                       41,065    47,406     52,928
            Deferred compensation             (59,090)  (57,251)   (38,471)
            Basis of securities sold                                75,369
            Miscellaneous                     (26,190)   14,943    (37,941)
                                             --------  ---------  ---------

            Net (increase) decrease
              in deferred
              income tax benefit            $(103,570) $(17,061)  $ 18,010
                                             ========   =======    =======

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HIGHLANDS BANKSHARES, INC.


NOTE 10   INCOME TAX EXPENSE (CONTINUED):

          The net deferred tax assets arising from temporary differences as of December 31 are summarized as follows:
                                                         2002        2001

          Deferred Tax Assets:
            Provision for loan losses                $ 484,928   $ 419,951
            Insurance commissions                       40,820      32,130
            Sale of loans                               16,070      31,183
            Deferred compensation                      216,386     146,232
            Pension obligation                          42,558
            Other                                       19,481      12,228
                                                      --------    --------

            Total Assets                               820,243     641,724
                                                      --------    --------

          Deferred Tax Liabilities:
          -------------------------
            Unrealized gain on securities
              available for sale                       171,921     166,157
            Accretion income                            17,217      19,571
            Other liabilities                           10,530      28,471
            Property basis differences                 398,862     346,166
                                                      --------    --------

            Total Liabilities                          598,530     560,365
                                                      --------    --------

            Net Deferred Tax Asset                   $ 221,713   $  81,359
                                                      ========    ========


          The following table summarizes the difference between income tax expense and the amount computed by applying the federal statutory income tax rate for the years ended December 31:

                                            2002         2001         2000
                                            ----         ----         ----

          Amounts at federal statutory
            rates                      $ 1,313,660   $           $1,205,199
          $1,206,848
          Additions (reductions) resulting
            from:
              Tax-exempt income           (115,818)    (102,365)    (82,259)
              Partially exempt income      (30,158)     (28,142)    (36,606)
              State income taxes, net      132,934      105,278     115,964
              Income from life insurance
                contracts                  (89,317)     (97,014)    (71,798)
              State income tax adjustment               (30,000)     30,000
              Other                         28,477        8,503       6,475
                                        ----------    ---------   ---------

              Income tax expense       $ 1,239,778   $1,061,459  $1,168,624
                                        ==========    ==========  ===========

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HIGHLANDS BANKSHARES, INC.


NOTE 11   EMPLOYEE BENEFITS:

          The Company's two subsidiary banks each have separate retirement and profit sharing plans which cover substantially all full time employees at each bank.

          The Capon Valley Bank has a defined contribution pension plan with 401(k) features that is funded with discretionary contributions by the Company. The bank matches on a limited basis the contributions of the employees. Investment of employee balances is done through the direction of each employee.

          The Grant County Bank is a member of the West Virginia Bankers' Association Retirement Plan. Benefits under the plan are based on compensation and years of service with 100% vesting after seven years of service. Prior to 2002, the Plan's assets were in excess of the projected benefit obligations and thus the Bank was not required to make contributions to the Plan in 2002, 2001 or 2000. Due to the inability of the investment portfolio to achieve its expected return, the Bank has accrued additional liabilities of $163,000 at December 31, 2002. This has resulted in a decline in other comprehensive income of $72,000 (which is net of an income tax effect of $43,000) and an intangible asset of $48,000. The amounts of the accrued liability and the net pension expense reflected in operations are not significant. In addition, The Grant County Bank also maintains a profit sharing plan covering substantially all employees to which contributions are made at the discretion of the Board of Directors.

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

          Employer contributions related to the above benefit plans charged to operations totaled $231,607 in 2002, $234,455 in 2001 and $266,601 in
          2000.


NOTE 12   INVESTMENT IN LIFE INSURANCE CONTRACTS:

          The Company has invested in and owns life insurance polices on key officers. The policies are designed so that the company recovers the interest expenses associated with carrying the polices and the officer will, at the time of retirement, receive any earnings in excess of the amounts earned by the Company. The following is a summary of the activity relating to this investment:

                                                2002     2001       2000
                                                ----     ----       ----
          Gross policy income             $ 256,071   $ 262,413  $ 209,107
          Insurance expense                 (18,297)    (16,454)   (16,465)
                                           --------    --------   ---------
            Net                             237,774     245,959    192,642

          Amounts earned by the company     (113,413)  (166,646)  (121,068)
                                           ---------   --------     ----


          Deferred compensation for
            officers                      $  124,361   $ 79,313  $  71,574
                                           ========    ========   ========


NOTE 13   RESTRICTIONS ON DIVIDENDS OF SUBSIDIARY BANKS:

          The principal source of funds of Highlands Bankshares, Inc. is dividends paid by subsidiary banks. The various regulatory authorities impose restrictions on dividends paid by a state bank. A state bank cannot pay dividends (without the consent of state banking authorities) in excess of the total net profits of the current year and the combined retained profits of the previous two years. As of January 1, 2003, the banks could pay dividends to Highlands Bankshares, Inc. of approximately $411,000 without permission of the regulatory authorities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HIGHLANDS BANKSHARES, INC.


NOTE 14   TRANSACTIONS WITH RELATED PARTIES:

          During the year, officers and directors (and companies controlled by them) were customers of and had transactions with the subsidiary Banks in the normal course of business. These transactions were made on substantially the same terms as those prevailing for other customers and did not involve any abnormal risk. The aggregate payoff amount of loans to related parties of $2,240,150 at December 31, 2001 was increased during 2002 $1,084,663 as a result of new loans and reduced $950,553 by payments. The ending balance of loans to related parties was $2,374,260 at December 31, 2002.


NOTE 15   COMMITMENTS AND GUARANTEES:

                  The Banks make commitments to extend credit in the normal course of business and issued standby letters of credit to meet the financing needs of their customers. The amount of the commitments represents the Banks' exposure to credit loss that is not included in the balance sheet. As of the balance sheet dates, the Banks had outstanding the following commitments:
                                                        2002        2001

          Commitments to extend credit              $12,029,000 $ 8,991,000
          Standby letters of credit                     204,000     252,000

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HIGHLANDS BANKSHARES, INC.


NOTE 16   CONCENTRATIONS:

          The Banks grant commercial, residential real estate and consumer loans to customers located primarily in the eastern portion of the State of West Virginia. Although the Banks have a diversified loan portfolio, a substantial portion of the debtors' ability to honor their contracts is dependent upon the agribusiness economic sector. Collateral required by the Banks is determined on an individual basis depending on the purpose of the loan and the financial condition of the borrower. The ultimate collectibility of the loan portfolios is susceptible to changes in local economic conditions. Approximately 57% of the loan portfolio is secured by real estate. See note 5 for a complete breakdown of loans by type.

          The Banks had cash deposited in and federal funds sold to other commercial banks totaling $24,166,439 and $22,772,450 at December 31, 2002 and 2001, respectively.


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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HIGHLANDS BANKSHARES, INC.


NOTE 17   DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED):

          Life Insurance Contracts

          The carrying amount of life insurance contracts is assumed to be a reasonable fair value. Life insurance contracts are carried on the balance sheet at their redeemable value as of December 31, 2002. This redeemable value is based on existing market conditions and therefore represents the fair value of the contract.

          Off-Balance-Sheet Items

          The carrying amount and estimated fair value of off-balance-sheet items were not material at December 31, 2002.




          The carrying amount and estimated fair values of financial instruments as of December 31 are as follows:

                                         2002                  2001
                                         ----                  ----
                                             Estimated                 Estimated
                                 Carrying      Fair       Carrying       Fair
                                  Amount       Value        Amount       Value
                               ------------ -----------------------------------

          Financial Assets:
            Cash and due from
             banks            $ 8,226,301 $  8,226,301   $6,492,361  $6,492,361
            Interest bearing
             deposits           4,499,666    4,499,666    6,333,551   6,333,551
            Federal funds sold 14,625,342   14,625,342   13,284,408  13,284,408
            Securities held to
             maturity           1,369,112    1,451,553    1,603,393   1,638,968
            Securities available
             for sale          23,496,039   23,496,039   29,460,117  29,460,117
            Other investments     671,811      671,811      791,650     791,650
            Loans, net        223,960,879  223,471,173  203,866,612 204,748,161
            Interest receivable 1,821,476    1,821,476    1,817,884   1,817,884
            Life insurance
             contracts          5,338,036    5,338,036    5,100,262   5,100,262

          Financial Liabilities:
            Demand and savings
              deposits         99,220,685   99,220,685   85,403,920  85,403,920
            Term deposits     158,291,586  159,022,847  156,637,748 158,647,902
            Long term debt      4,029,582    4,117,444    4,523,442   4,477,891
            Interest payable      849,472      849,472      848,606     848,606

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HIGHLANDS BANKSHARES, INC.


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

          The Company's actual capital ratios are presented in the following table:

                                        Actual       Regulatory Requirements

                                       December        Adequately   Well
                                     2002     2001     Capitalized Capitalized

          Total risk-based ratio    14.03%   14.46%       8.00%    10.00%
          Tier 1 risk-based ratio   13.20%   13.66%       4.00%     6.00%
          Total assets leverage
            ratio                    9.75%   10.06%       4.00%     5.00%

          Capital ratios and amounts are applicable both at the individual bank level and on a consolidated basis. At December 31, 2002, both subsidiary banks had capital levels in excess of minimum requirements. As such, both banks qualified as "well capitalized banks" for FDIC insurance purposes and thus were charged the minimum rate for insurance coverage.

          In addition, Highlands Bankshares Trust Company and HBI Life Insurance Company are subject to certain capital requirements. At present, both companies are well within any capital limitations and no conditions or events have occurred to change this capital status, nor does management except any such occurrence in the foreseeable future.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HIGHLANDS BANKSHARES, INC.

NOTE 19   CHANGES IN OTHER COMPREHENSIVE INCOME

          The components of change in other comprehensive income and related tax effects are as follows:

                                                Years Ended December 31,
                                              2002        2001           2000
                                              ----       ----            ----


          Beginning balance January 1      $   282,910 $   38,761  $  (246,250)
          Unrealized holding gains
            on available-for-sale
            securities net of income
            taxes of $205,819                                          350,449

          Unrealized holding gains
            on available-for-sale
            securities net of income
            taxes of $143,388                             244,149

          Unrealized holding gains
          on available-for-sale
            securities net of income
            taxes of $5,143                      9,575

          Reclassification adjustment
            for gains on securities
            transactions, net of income
            taxes of $38,432                                           (65,438)

          Accrued pension obligation
            net of income taxes of
            $42,558                            (72,463)
                                              --------    --------    --------

          Net change for the year              (62,888)   244,149      285,011
                                                --------    --------  --------



          Ending balance December 31       $   220,022  $ 282,910   $   38,761
                                            ==========  ==========  ==========

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HIGHLANDS BANKSHARES, INC.

NOTE 20   PARENT CORPORATION ONLY FINANCIAL STATEMENTS:


                                 BALANCE SHEETS

          Assets                                            December 31,
                                                       2002          2001

            Cash                                    $  122,102   $  102,141
            Investment in subsidiaries              28,759,210   28,128,103
            Other investments                                        15,304
            Other assets                                39,554       26,965
            Income taxes receivable                    251,826      208,372
                                                     ---------    ---------

            Total Assets                           $29,172,692  $28,480,885
                                                    ==========   ==========


          Liabilities

            Accrued expenses                        $    8,735   $    2,315
            Due to subsidiaries                        247,631      168,603
                                                     ---------    ---------

            Total Liabilities                          256,366      170,918
                                                     ---------    ---------

          Stockholders' Equity

            Common stock, par value $5 per share
              3,000,000 shares authorized,
              1,436,874 shares issued in 2002
              and 546,764
              shares issued in 2001                 $7,184,370   $2,733,820
            Surplus                                  1,661,987    1,661,987
            Retained earnings                       19,849,947   24,623,951
            Other accumulated comprehensive income     220,022      282,910
                                                     ---------    ---------

                                                    28,916,326   29,302,668
            Less treasury stock (at cost,
              44,866 shares
              in 2001)                                             (992,701)
                                                     ---------    ---------

            Total Stockholders' Equity              28,916,326   28,309,967
                                                     ----------   ----------

            Total Liabilities and Stockholders'
              Equity                               $29,172,692  $28,480,885
                                                     ==========   ==========

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HIGHLANDS BANKSHARES, INC.

NOTE 20   PARENT CORPORATION ONLY FINANCIAL STATEMENTS (CONTINUED):


                  STATEMENTS OF INCOME AND RETAINED EARNINGS

                                                Years   Ended   December 31,
                                             2002          2001          2000
                                             ----          ----          ----

          Income

            Dividends from subsidiaries   $2,137,042  $3,063,877  $  722,354
            Other income                         480
                                           --------    --------    --------

            Total                         $2,137,522  $3,063,877  $  722,354
                                          ----------  ----------  ---------


          Expenses

            Salary and benefits expense   $  190,239   $ 169,325   $
            Professional fees                 36,330      34,413      48,988
            Directors' fees                   43,051      40,550      32,650
            Other expenses                    70,296      70,120      31,172
                                           --------     --------    --------

            Total                         $  339,916  $  314,408   $ 112,810
                                          ----------  ----------   ---------


          Net income before income
            tax benefit
            and undistributed
            income (deficit)
            of subsidiaries               $1,797,606  $2,749,469  $  609,544

          Income tax benefit                 132,536     112,779      43,006
                                           --------   ---------    --------

          Income before undistributed income
            (deficit) of subsidiaries      1,930,142   2,862,248     652,550

          Undistributed income (deficit) of
            Subsidiaries                     693,996    (381,463)  1,728,361
                                           --------    --------    ---------

            Net Income                    $2,624,138  $2,480,785  $2,380,911
                                           ---------   ---------   ---------

          Retained earnings,
            Beginning of period           24,623,951  22,825,747  21,067,191
            Dividends paid in cash          (737,836)   (682,581)   (622,355)
            Stock split paid in stock     (4,789,580)
            Treasury stock retired        (1,870,726)
            Net Income                     2,624,138   2,480,785   2,380,911
                                           ---------   ----------- --------
          Retained Earnings,
            End of Period                $19,849,947 $24,623,951 $22,825,747
                                           ==========  ==========  =======

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
HIGHLANDS BANKSHARES, INC.


NOTE 20   PARENT CORPORATION ONLY FINANCIAL STATEMENTS (CONTINUED):


                            STATEMENTS OF CASH FLOWS


                                                   Years Ended  December 31,
                                                2002          2001       2000


          Cash Flows from Operating Activities:
            Net income                       $2,624,138  $2,480,785  $2,380,911
            Adjustments
              Undistributed subsidiary
                (income) deficit               (693,996)    381,463  (1,728,361)
              Depreciation                        1,609         397         446
                 Loss on investment              15,304
              Increase (decrease) in payables    85,448     (35,584)    153,220
              (Increase) decrease in
                receivables                     (43,454)     29,587    (124,691)
              Increase in other assets          (14,197)     (4,411)
                                              ---------    --------       ------

            Net Cash Provided by Operating
              Activities                      1,974,852   2,852,237     681,525
                                              ---------   ---------    --------

          Cash Flows from Investing Activities:
              Investment in subsidiaries                 (2,143,577)
              Other investments                              (5,000)    (12,584)
                                              --------   ----------     -------


            Net Cash Used in Investing Activities        (2,148,577)    (12,584)

          Cash Flows from Financing Activities:
              Purchase of treasury stock     (1,217,055)
              Dividends paid                   (737,836)   (682,581)   (622,355)
                                              ---------  --------        -------


            Net Cash Used in Financing
              Activities                     (1,954,891)   (682,581)   (622,355)
                                              ----------   ---------    -------


          Net Increase in Cash                   19,961      21,079      46,586

          Cash, Beginning of Year               102,141      81,062      34,476
                                              --------     --------    --------

          Cash, End of Year                  $  122,102   $ 102,141   $  81,062
                                              ========   ========     ========

                          INDEPENDENT AUDITORS' REPORT




The Stockholders and Board of Directors
Highlands Bankshares, Inc.
Petersburg, West Virginia


We have audited the accompanying consolidated balance sheets of Highlands Bankshares, Inc. and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the years in the three year period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Highlands Bankshares, Inc. and subsidiaries as of December 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for each of the years in the three year period ended December 31, 2002, in conformity with U.S. generally accepted accounting principles.

                                   /s/ S. B. Hoover & Company, L.L.P.



January 31, 2003
Harrisonburg, Virginia



  Members of the American Institute of Certified Public Accountants and Virginia Society of Certified Public Accountants

MANAGEMENT'S DISCUSSION AND ANALYSIS
HIGHLANDS BANKSHARES, INC.



                              Results of Operations

The Company produced another year of increased earnings in 2002. Despite decreases in loan interest rates, net interest margin increased from 2001, more than offsetting the costs of expanded operations. Net income increased 5.77% from $2.48 million in 2001 to $2.62 million in 2002. Total assets grew $15.57 million, a 5.63% increase. Loan demand remained strong with net loans increasing 9.86%. Loan growth was primarily funded through deposit growth and reductions in securities balances. Deposits increased $15.47 million from December 31, 2001 to December 31, 2002, with the largest increases being in transaction and savings accounts. A low interest rate environment appears to have made customers reluctant to place money in longer term time deposits and as a result time deposit balances grew at a modest 1.06%, while transaction and saving deposits increasing 16.18%. Deposit amounts increased at a greater rate during the second half of 2002, with the funds from deposits being placed by Highlands subsidiary banks in highly liquid cash and Federal Funds Sold balances in anticipation of continued strong loan demand. An increased provision for loan losses reflects a higher level of loans outstanding and management's belief that a slowing economy could result in some credit deterioration. Holdings of Other Real Estate Owned increased $458,800 due primarily to foreclosures on two properties. It is management's belief that these properties can be disposed of at or near their carrying value with no adverse effect on the Company's capital.

Net interest income after the provision for loan loss rose $887,000 to $10.45 Million--an increase of 9.28%. Non interest income also rose 9.17% from 2001 to 2002. The growth in assets and deposits drove an increase in non-interest operational expenditures of 9.36%, with employee expense increasing 7.41% and data processing expense increasing 8.58%.

Over recent years, Highlands Bankshares has taken steps to position itself for future earnings potential. Changes in West Virginia's state laws were revised in 2000 to allow trust operations within the subsidiary banks to be consolidated into one trust operation within Highlands Bankshares Trust Company. Highlands Bankshares Trust Company finished its second year of operations in 2002 with a 66% increase in trust fee revenue over 2001. Highlands' subsidiary banks, Capon Valley Bank and The Grant County Bank have over the last 5 years added branches in Baker, Harman and Moorefield, West Virginia and in Gore, Virginia. As of December 31, 2002, deposits in these branches comprised 12.18% of total deposits, and 43% of the growth in deposits from December 31, 1997 to December 31, 2002 came from these branches. As growth continues, we expect further operational economies of scale to be obtained, resulting in an increased return to shareholders.

During 2002, there were changes to the management of Highlands Bankshares and The Grant County Bank. In May, D. Richardson II resigned his position as internal auditor of the holding company and became Chief Financial Officer of The Grant County Bank. In August, Alan Miller joined the holding company as Finance Officer. On December 31, 2002, Edgel Liller retired as Vice President & Cashier of The Grant County Bank after 18 years of service.

Highlands Bankshares experienced record profitability during 2002 and we anticipate 2003 being another successful year. A slowing economy and a depressed interest rate environment leave us with many challenges. We are keeping a close eye on the Federal Reserve Bank regarding interest rate changes and feel that since most of our loans and many of our securities have adjustable rates, we are positioned favorably in an environment of changing interest rates. Certain localities within our primary area of operations have experienced recent economic downturns. However, with banking locations in six counties we feel that a level of diversity is achieved to minimize the impact of adverse changes in local economies.

MANAGEMENT'S DISCUSSION AND ANALYSIS
HIGHLANDS BANKSHARES, INC.


Results of Operations (Continued)


Capital Adequacy

Total stockholders' equity increased by 2.14% at December 3, 2002 compared to levels at December 31, 2001. This increase was not as high as recent years as we repurchased over $1.2 Million worth of shares on the open market and subsequently retired all shares of treasury stock in an effort to increase shareholder value. Recent rate declines have caused increases in the value of the available for sale portfolio and this has increased stockholder's equity by $9,574. Conversely, market fluctuations contributed to declines in asset values in the portfolio of the pension plan in which The Grant County Bank participates resulting in a decrease in stockholders' equity of $72,463. Our primary capital to asset ratio remains an excellent 9.89% and this compares favorably with our peers. The increased earnings for 2002 and our excellent capital position allowed us to increase dividends paid to stockholders by 11.82%, which represents the eleventh consecutive year of dividend increases.

The retention of earnings from profitable operations allows the company to meet the needs of growing communities without the sale of additional stock. The company's Tier I capital to risk based asset ratio at December 31, 2002 was 13.20% compared to a regulatory minimum of 8.00%. The company has never experienced a problem with capital adequacy and does not anticipate any in the foreseeable future.

Liquidity

The company provides liquidity through the management of cash, federal funds sold, interest bearing bank deposits and short term investment securities. In addition, lines of credit with correspondent banks, the Federal Reserve Bank and the Federal Home Loan Bank of Pittsburgh exist to help manage short term liquidity needs although such lines are rarely utilized. The company's core deposits are very large and thus it has not had to aggressively pursue large deposits, which can be unstable. In the judgment of management, liquidity has not been a problem in prior periods and should not be one in the foreseeable future.

MANAGEMENT'S DISCUSSION AND ANALYSIS
HIGHLANDS BANKSHARES, INC.


Common Stock Performance and Dividends

The Company is not traded on any national or regional stock exchange although brokers in Cumberland, Maryland, Winchester and Harrisonburg, Virginia may occasionally initiate or be a participant in a trade. Terms of an exchange between individual parties may not be known to the Company. The following table shows the market prices of the Company's stock based on prices disclosed to management. During the third quarter of 2002, the Company initiated a 200% stock dividend. Share prices for the first and second quarters of 2002 and for 2001 have been adjusted to account for this stock split effected in the form of dividend.

                                   Dividends         Market Price Range
       2002                        Per Share       High            Low
       ----                        ---------       ----            ---

    First Quarter                    .12          18.46           15.92
    Second Quarter                   .12          18.67           16.75
    Third Quarter                  .1300          18.50           17.03
    Fourth Quarter                 .1300          21.51           18.50

                                   Dividends         Market Price Range
       2001                        Per Share       High            Low
       ----                        ---------       ----            ---

    First Quarter                  .1133          17.00           15.67
    Second Quarter                 .1133          16.67           15.71
    Third Quarter                  .1133          16.75           15.92
    Fourth Quarter                 .1133          16.67           15.53


General Information

Stock transfers and inquiries should be addressed to our transfer agent at:

                         Registrar and Transfer Company
                                10 Commerce Drive
                         Cranford, New Jersey 07016-3572
                            Telephone: 1-800-368-5948

A copy of the Company's annual Form 10-K which is filed with the Securities and Exchange Commission may be obtained, without charge, upon written request to Treasurer of the Company at its headquarters. Such information will be available after March 31, 2003. Requests should be directed to:

                                 R. Alan Miller
                                 Finance Officer
                           Highlands Bankshares, Inc.
                                 P. O. Box 929
                              Petersburg, WV 26847

Item 9.  Changes in and  Disagreements  with  Accountants  on Accounting  and
-------  ---------------------------------------------------------------------
         Financial Disclosure

     None

Part III

Item 10. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

     We are incorporating the Proxy Statement of Highlands Bankshares, Inc. via Form DEF 14A filed March 5, 2003.

Item 11. Executive Compensation

     We are incorporating the Proxy Statement of Highlands Bankshares, Inc. via Form DEF 14A filed March 5, 2003.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     We are incorporating the Proxy Statement of Highlands Bankshares, Inc. via Form DEF 14A filed March 5, 2003.

Item 13. Certain Relationships and Related Transactions

     We are incorporating the Proxy Statement of Highlands Bankshares, Inc. via Form DEF 14A filed March 5, 2003.

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

Item 14. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
------------------------------------------------
     .
     As a result of the enactment of the Sarbanes-Oxley Act of 2002, issuers such as Highlands Bankshares, Inc. that file periodic reports under the Securities Exchange Act of 1934 (the "Act") are now required to include in those reports certain information concerning the issuer's controls and procedures for complying with the disclosure requirements of the federal securities laws. Under rules adopted by the Securities and Exchange Commission effective August 29, 2002, these disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports it files or submits under the Act, is communicated to the issuer's management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

     We have established our disclosure controls and procedures to ensure that material information related to Highlands Bankshares, Inc. is made known to our principal executive officers and principal finance officer on a regular basis, in particular during the periods in which our quarterly and annual reports are being prepared. These disclosure controls and procedures consist principally of communications between and among the President and the Finance Officer, and the other executive officers of Highlands Bankshares, Inc. and its subsidiaries to identify any new transactions, events, trends, contingencies or other matters that may be material to the Company's operations. As required, we will evaluate the effectiveness of these disclosure controls and procedures on a quarterly basis, and most recently did so as of January 31, 2003, a date within 90 days prior to the filing of this quarterly report. Based on this evaluation, the management of Highlands Bankshares, Inc., including the Finance Officer, concluded that such disclosure controls and procedures were operating effectively as designed as of the date of such evaluation.

Changes in Internal Controls

      During the period reported upon, there were no significant changes in the internal controls of Highlands Bankshares, Inc. pertaining to its financial reporting and control of its assets or in other factors that could significantly affect these controls

Part IV

Item 15. Exhibits and Reports on Form 8-K

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

                            Amendments    to   the    original    Bylaws   are
                            incorporated by reference; filed as Exhibit 3(ii) with 1997 10-KSB

             4              Not applicable

             9              Not applicable

            10              Not applicable

            11              Not applicable

     a)  Exhibits (Continued)
         --------------------

         Exhibit No.                        Description

            12              Not applicable

            16              Not applicable

            18              Not applicable

            21 Subsidiary listing of the Registrant is attached on Page 67

            22              Not applicable

            23 Consent of Certified Public Accountant attached on Page 68

            24              Not applicable

            28              Not applicable


     b)  Reports on Form 8-K

         No reports on Form 8-K were filed in the fourth quarter of 2002.

                                 SIGNATURES


   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        HIGHLANDS BANKSHARES, INC.


                                        By   /s/ LESLIE  A.  BARR
                                             ---------------------------------

                                             Leslie A. Barr
                                             President, Chief Executive Officer


                                        Date     March 26, 2003
                                             -------------------------



                                        By   /s/ R. ALAN MILLER
                                             ------------------------------
                                             R. Alan Miller
                                             Finance Officer


                                        Date     March 26, 2003
                                             -------------------------

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and as of the date indicated.

        Signature                         Title                  Date

   /s/ LESLIE A. BARR                                        March 26, 2003
---------------------------                                  --------------
Leslie A. Barr                          President
                                & Chief Executive Officer
                                        Director
   /s/ ALAN L. BRILL                                         March 26, 2003
---------------------------                                  --------------
Alan L. Brill                           Secretary



Kathy G. Kimble                         Director



Steven C. Judy                          Director


   /s/ THOMAS B. MCNEIL, SR.                                 March 26, 2003
---------------------------                                  --------------
Thomas B. McNeil, Sr.                   Director


   /s/ CLARENCE E. PORTER                                    March 26, 2003
---------------------------                                  --------------
Clarence E. Porter                      Treasurer

   /s/ COURTNEY R. TUSING                                    March 26, 2003
---------------------------                                  --------------
Courtney R. Tusing                      Director


   /s/ JOHN G. VANMETER                                      March 26, 2003
---------------------------                                  --------------
John G. VanMeter                  Chairman of the Board
                                        Director


   /s/ JACK H. WALTERS                                       March 26, 2003
---------------------------                                  --------------
Jack H. Walters                         Director



L. Keith Wolfe                          Director

                                  CERTIFICATION
                          OF CHIEF EXECUTIVE OFFICER
          Pursuant to section 302 of the Sarbanes-Oxley Act of 2002
              Chapter 63, Title 18 USC Section 1350 (A) and (B)


I, Leslie A. Barr, certify that:

1. I have reviewed this annual report on Form 10-K of Highlands Bankshares, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

   a).designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

   b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

   c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

   a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:     March 26, 2003
       ----------------------



                                          /s/ LESLIE A. BARR
                                      ----------------------------------
                                          Leslie A. Barr
                                          President

                                  CERTIFICATION
                             OF EXECUTIVE OFFICER
          Pursuant to section 302 of the Sarbanes-Oxley Act of 2002
              Chapter 63, Title 18 USC Section 1350 (A) and (B)


I, Clarence E. Porter, certify that:

1. I have reviewed this annual report on Form 10-K of Highlands Bankshares, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

   a).designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

   b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

   c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

   a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:     March 26, 2003
        -------------------------



                                         /s/ CLARENCE E. PORTER
                                      ----------------------------------
                                          Clarence E. Porter
                                          Treasurer

                                  CERTIFICATION
                             OF EXECUTIVE OFFICER
          Pursuant to section 302 of the Sarbanes-Oxley Act of 2002
              Chapter 63, Title 18 USC Section 1350 (A) and (B)


I, Alan L. Brill, certify that:

1. I have reviewed this annual report on Form 10-K of Highlands Bankshares, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

   a).designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

   b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

   c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

   a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
..


Date:     March 26, 2003
        -----------------------



                                         /s/ ALAN L. BRILL
                                      ----------------------------------
                                          Alan L. Brill
                                          Secretary

                                  CERTIFICATION
                          OF CHIEF FINANCIAL OFFICER
          Pursuant to section 302 of the Sarbanes-Oxley Act of 2002
              Chapter 63, Title 18 USC Section 1350 (A) and (B)


I, R. Alan Miller, certify that:

1. I have reviewed this annual report on Form 10-K of Highlands Bankshares, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

   a).designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

   b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

   c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

   a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:     March 26, 2003
       -------------------------



                                          /s/ R. ALAN MILLER
                                      ----------------------------------
                                          R. Alan Miller
                                          Finance Officer

    Pursuant toss.906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C.ss.1350)


      The undersigned, as the Chief Executive Officer and Chief Financial Officer, respectively, of Highlands Bankshares Inc., certify that the Annual Report on Form 10-K for the period ended December 31, 2002, which accompanies this certification fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 and the information contained in the periodic report fairly presents, in all material respects, the financial condition and results of operations of Highlands Bankshares Inc. at the dates and for the periods indicated. The foregoing certification is made pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. ss. 1350) and no purchaser or seller of securities or any other person shall be entitled to rely upon the foregoing certification for any purpose. The undersigned expressly disclaim any obligation to update the foregoing certification except as required by law.



                                          /s/ LESLIE A. BARR
                                         -------------------------
                                         Leslie A. Barr
                                         Chief Executive Officer


                                          /s/ R. ALAN MILLER
                                         -------------------------
                                         R. Alan Miller
                                         Finance Officer