Form 10-Q
period 2003-03-31
HIGHLANDS BANKSHARES INC /WV/
filed 2003-05-15
CIK 756862

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q



                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934


For the quarter ended                         Commission File No.   0-16761
                                                                  -----------
  March 31, 2003

                           HIGHLANDS BANKSHARES, INC.


           West Virginia                                      55-0650793
-----------------------------------                      --------------------
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

      The aggregate market value of the 1,323,687 shares of Common Stock of the registrant issued and outstanding held by nonaffiliates on April 30, 2003 was approximately $ 34,217,309 based on the closing sales price of $ 25.85 per share on April 30, 2003. For purposes of this calculation, the term "affiliate" refers to all directors and executive officers of the registrant.

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of April 30, 2003:
1,436,874 shares of Common Stock, $5 Par Value.

                           HIGHLANDS BANKSHARES, INC.

                                      INDEX

                                                                       Page

PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Statements of Income - Three Months
         Ended March 31, 2003 and 2002                                   2

         Consolidated Balance Sheets - March 31, 2003 and
         December 31, 2002                                               3

         Consolidated Statements of Changes in Stockholders'
         Equity - Three Months Ended March 31, 2003 and 2002             4

         Consolidated Statements of Cash Flows - Three
         Months Ended March 31, 2003 and 2002                            5

         Notes to Consolidated Financial Statements                      6


Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                   9

Item 3.  Controls and Procedures                                        21

PART II  OTHER INFORMATION                                              22

Item 1.  Legal Proceedings                                              22

Item 2.  Changes in Securities                                          22

Item 3.  Defaults upon Senior Securities                                22

Item 4.  Submission of Matters to a Vote of Security Holders            22

Item 5.  Other Information                                              22

Item 6.  Exhibit and Reports on Form 8K                                 22


         SIGNATURES                                                     23

Certification of Chief Executive Officer                                24
Certification of Executive Officer                                      25
Certification of Executive Officer                                      26
Certification of Principal Financial Officer                            27

Part I  Financial Information
Item 1. Financial Statements
                           HIGHLANDS BANKSHARES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                            (In Thousands of Dollars)

                                                         Three Months Ended
                                                              March 31,
                                                         2003        2002
                                                       --------    --------
Interest Income
   Interest and fees on loans                         $    4,226  $    4,279
   Interest on federal funds sold                             59          54
   Interest on time deposits                                  15          33
   Interest and dividends on investment securities
     Taxable                                                 233         319
     Nontaxable                                               43          52
                                                        --------    --------

   Total Interest Income                                   4,576       4,737
                                                        --------    --------

Interest Expense
   Interest on time deposits over $100,000                   486         580
   Interest on other deposits                              1,221       1,523
   Interest on borrowed money                                 51          53
                                                        --------    --------

   Total Interest Expense                                  1,758       2,156
                                                        --------    --------

Net Interest Income                                        2,818       2,581

Provision for Loan Losses                                    210         120
                                                        --------    --------

Net Interest Income After Loan Losses                      2,608       2,461
                                                        --------    --------

Noninterest Income
   Service charges                                           138         129
   Other                                                     205         150
                                                       ---------   ---------

   Total Noninterest Income                                  343         279
                                                       ---------   ---------

Noninterest Expense
   Salaries and employee benefits                          1,085       1,049
   Equipment and occupancy expense                           285         252
   Data processing                                           145         145
   Other                                                     459         434
                                                       ---------   ---------

   Total Noninterest Expense                               1,974       1,880
                                                       ---------   ---------

Income Before Income Taxes                                   977         860

Provision for Income Taxes                                   317         260
                                                       ---------   ---------

Net Income                                            $      660  $      600
                                                       =========   =========

Per Share Data (1)

   Net Income                                         $      .46  $      .40
                                                       =========   =========

   Cash Dividends                                     $      .14  $      .12
                                                       =========   =========

Weighted Average Common Shares Outstanding             1,436,874   1,505,694
                                                       =========   =========

(1) Prior year's per share figures restated to reflect stock split in form of dividend in third quarter 2002.
       The accompanying notes are an integral part of these statements.

                           HIGHLANDS BANKSHARES, INC.
                           CONSOLIDATED BALANCE SHEETS
                            (In Thousands of Dollars)

                                                      March 31,  December 31,
                                                        2003         2002
                                                      --------     --------
     ASSETS

Cash and due from banks - noninterest bearing         $  7,637    $  8,226
Time deposits in other banks                             6,032       4,500
Federal funds sold                                      21,405      14,625
Securities held to maturity (note 2)                     1,367       1,369
Securities available for sale (note 3)                  29,226      23,496
Other investments (note 4)                                 845         672

Loans, net of unearned interest (note 5)               225,104     225,754
     Less allowance for loan losses (note 6)            (1,916)     (1,793)
                                                       --------    --------

   Net Loans                                           223,188     223,961

Bank premises and equipment                              6,745       6,873
Interest receivable                                      1,943       1,821
Investments in insurance contracts                       5,387       5,338
Other assets                                             1,413       1,466
                                                       -------     -------

   Total Assets                                       $305,188    $292,347
                                                       =======     =======

     LIABILITIES

Deposits:
   Noninterest bearing demand deposits                $ 33,849    $ 31,785
   Interest bearing
     Money market and checking                          21,328      20,936
     Money market savings                               17,803      16,996
     Savings                                            30,850      29,503
     Time deposits over $100,000                        48,569      45,392
     All other time deposits                           117,165     112,899
                                                       -------     -------

   Total Deposits                                      269,564     257,511

Borrowed money                                           3,900       4,030
Accrued expenses and other liabilities                   2,400       1,890
                                                       -------     -------

   Total Liabilities                                   275,864     263,431
                                                       -------     -------

   STOCKHOLDERS' EQUITY

Common stock ($5 par value, 3,000,000 shares
   authorized)                                           7,184       7,184
Surplus                                                  1,662       1,662
Retained earnings                                       20,309      19,850
Accumulated other comprehensive income                     169         220
                                                       -------     -------


   Total Stockholders' Equity                           29,324      28,916
                                                       -------     -------

   Total Liabilities and Stockholders' Equity         $305,188    $292,347
                                                       =======     =======



       The accompanying notes are an integral part of these statements.



                           HIGHLANDS BANKSHARES, INC.
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                            (In Thousands of Dollars)


                                                                  Accumulated
                                                                     Other
                                    Common             Retained  Comprehensive Treasury
                                     Stock   Surplus    Earnings     Income      Stock     Total

Balances, December 31, 2002         $7,184     $1,662     $19,850     $220                $28,916
   Comprehensive Income
   Net income                                                 660                             660
   Net change in unrealized
     appreciation on investment
     securities available for sale,
     net of taxes                                                      (51)                   (51)
                                                                                           ------

   Total Comprehensive Income                                                                 609

   Dividends paid                                           (201)                            (201)
                                     -----     -----      ------     -----      ----       ------

   Balances, March 31, 2003         $7,184    $1,662     $20,309      $169                $29,324
                                    ======    ======     =======      ====      =====      ======



                                                                 Accumulated
                                                                    Other
                                    Common             Retained  Comprehensive Treasury
                                    Stock     Surplus   Earnings     Income      Stock     Total

Balances, December 31, 2001         $2,734     $1,662     $24,624     $283      (993)     $28,310
   Comprehensive Income
   Net income                                                 600                             600
   Net change in unrealized
     appreciation on investment
     securities available for sale,
     net of taxes                                                      (70)                   (70)
                                                                                           ------

   Total Comprehensive Income                                                                 530

   Dividends paid                                           (186)                            (186)
                                    -----      -----      ------     -----      -----      ------

   Balances, March 31, 2002        $2,734     $1,662     $25,038      $213      (993)     $28,654
                                   ======     ======     =======      ====      ====       ======

       The accompanying notes are an integral part of these statements.

                           HIGHLANDS BANKSHARES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In Thousands of Dollars)

                                                        Three Months Ended
                                                             March 31,
                                                         2003         2002
                                                       --------     --------
Cash Flows from Operating Activities:
   Net income                                        $     660    $     600
   Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depreciation                                        148          132
       Income from insurance contracts                     (49)         (43)
       Net amortization of securities                      118           68
       Provision for loan losses                           210          120
       Increase in interest receivable                    (122)        (244)
       (Increase) decrease in other assets                  53          (93)
       Increase in accrued expenses                        510          468
                                                      --------     --------

   Net Cash Provided by Operating Activities             1,528        1,008
                                                      --------     --------

Cash Flows from Investing Activities:
   Net change in federal funds sold                     (6,780)         408
   Proceeds from maturities of securities
     available for sale                                  3,487        2,636
   Proceeds from maturities of securities
     held to maturity                                        1            1
   Purchase of securities available for sale            (9,386)      (3,063)
    Proceeds from redemption of other investments         (173)
   Net change in time deposits in other banks           (1,532)         911
   Net change in loans                                     562       (4,229)
   Purchase of property and equipment                      (18)         (89)
                                                      ---------    --------

   Net Cash Used in Investing Activities               (13,839)      (3,425)
                                                      ---------    --------

Cash Flows from Financing Activities:
   Net increase in deposits                             12,053        2,867
Dividends paid in cash                                    (201)        (186)
   Repayment of borrowed money                            (130)        (122)
                                                      ---------    --------

   Net Cash Provided by Financing Activities            11,722        2,559
                                                      --------     --------

Net Increase (Decrease) in Cash and Cash Equivalents      (589)         142

Cash and Cash Equivalents, Beginning of Period           8,226        6,492
                                                      --------     --------

Cash and Cash Equivalents, End of Period             $   7,637    $   6,634
                                                      ========     ========

Supplemental Disclosures:
   Cash Paid For:
     Income taxes                                    $            $       5
     Interest                                            1,761        2,424

       The accompanying notes are an integral part of these statements.

                           HIGHLANDS BANKSHARES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1    ACCOUNTING PRINCIPLES:

             The consolidated financial statements conform to U. S. generally accepted accounting principles and to general industry practices. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 2003 and the results of operations for the three month periods ended March 31, 2003 and 2002.

              The notes included herein should be read in conjunction with the notes to financial statements included in the 2002 annual report to stockholders of Highlands Bankshares, Inc.


NOTE 2    SECURITIES HELD TO MATURITY:

             The amortized cost and market value of securities held to maturity as of March 31, 2003 and December 31, 2002, are as follows (in thousands):
                                         2003                  2002
                                         ----                  ----
                                   Amortized  Market   Amortized   Market
                                     Cost      Value      Cost      Value

          Mortgage-backed
            securities              $     2  $     3      $    4   $     4
          Obligations of states and
            political subdivisions    1,365    1,465       1,365     1,447
                                     ------   ------       -----    ------

            Total                   $ 1,367  $ 1,468      $1,369   $ 1,451
                                     ======   ======       =====    ======


NOTE 3    SECURITIES AVAILABLE FOR SALE:

             The amortized cost and fair value of securities available for sale as of March 31, 2003 and December 31, 2002 are as follows (in thousands):

                                         2003                  2002
                                         ----                  ----
                                   Amortized  Market    Amortized  Market
                                     Cost      Value       Cost     Value

          US Treasury securities and
            obligations of US Government
            corporations and
            agencies                $17,084  $17,186      $8,844   $ 8,961
          Mortgage-backed
            securities                4,735    4,874       5,410     5,582
          Obligations of states and
            political subdivisions    3,493    3,558       4,238     4,350
          Other investments           3,531    3,608       4,540     4,603
                                     ------   ------       -----    ------

            Total                   $28,843  $29,226      $23,032  $23,496
                                     ======   ======       ======   ======

                           HIGHLANDS BANKSHARES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 4    OTHER INVESTMENTS:

             Other investments totaling $845,000 include investments in the Federal Home Loan Bank and other governmental entities whose transferability is restricted.


NOTE 5    LOANS OUTSTANDING:

             A summary of loans outstanding as of March 31, 2003 and December 31, 2002, is as follows (in thousands):

                                                        2003         2002
                                                        ----         ----

          Commercial                                  $ 46,668    $ 47,089
          Real estate - construction                     5,339       6,813
                      - mortgages                      124,234     121,558
          Consumer installment                          48,908      50,351
                                                       -------     -------

            Total                                      225,149     225,811
          Unearned interest                                (45)        (57)
                                                       --------    --------

            Net loans outstanding                     $225,104    $225,754
                                                       =======     =======


NOTE 6    ALLOWANCE FOR LOAN LOSSES:

             A summary of transactions in the allowance for loan losses for the three months ended March 31, 2003 and 2002 follows (in thousands):

                                                        2003         2002
                                                        ----         ----

          Balance, beginning of period                $  1,793    $  1,602
          Provisions charged to operating expenses         210         120
          Loan recoveries                                   63          23
          Loan charge-offs                                (150)       (122)
                                                       --------    -------

            Balance, end of period                    $  1,916    $  1,623
                                                       =======     =======

                           HIGHLANDS BANKSHARES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 7    INVESTMENT IN INSURANCE CONTRACTS:

             Investment in insurance contracts consists of single premium insurance contracts which have the dual purposes of providing a rate of return to the Company which approximately equals the Company's average cost of funds and providing life insurance and retirement benefits to employees. The carrying value of these investments was $5,387,000 at March 31, 2003 and $5,338,000 at December 31, 2002.


NOTE 8   CAPITAL STOCK TRANSACTIONS:

             In the second quarter of 2002, the Company repurchased stock from unrelated parties in two separate transactions. Total shares repurchased were 22,940 (68,820 on an after-split basis) at a cost of $1,217,000.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies

    The Company's financial statements are prepared in accordance with accounting principles generally accepted in the United States ("GAAP"). The financial statements contained within these statements are, to a significant extent, financial information that is based on measures of the financial effects of transactions and events that have already occurred. A variety of factors could affect the ultimate value that is obtained either when earning income, recognizing an expense, recovering an asset or relieving a liability. In addition, GAAP itself may change from one previously acceptable method to another method. Although the economics of these transactions would be the same, the timing of events that would impact these transactions could change.

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

Recent Accounting Pronouncements

    In December 2001, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") no. 01-6, Accounting by Certain Entities (Including Entities with Trade Receivables) That Lend to or Finance the Activities of Others, to reconcile and conform the accounting and financial reporting provisions established by various AICPA industry audit guides. SOP No. 01-6 is effective for annual and interim financial statements issued for fiscal years beginning December 15, 2001 and did not have a material impact on the Company's consolidated financial statements.

    All other recent accounting pronouncements had no material impact on the Company's consolidated financial statements.

Forward Looking Statements

    This filing may contain certain forward-looking statements (as defined in the Private Securities Litigation Act of 1995), which reflect management's beliefs and expectations based on information currently available. These forward-looking statements are inherently subject to significant risks and uncertainties. These risks and uncertainties can include, but are not limited to, changes in general economic and financial market conditions, the Company's ability to effectively carry out business plans, changes in regulatory or legislative requirements, or changes in competitive conditions. Although Management believes the expectations reflected in such forward-looking statements are reasonable, actual results may differ materially.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Overview

    The Company's net income was $660,000 in the first quarter of 2003, an increase of 10.00% compared to the first quarter of 2002. Earnings per share were $.46 for the first quarter of 2003 compared to $.40 per share for the same quarter in 2002. The Company's annualized return on average equity was 9.01% in the first quarter of 2003 compared to 8.43% for the first quarter of 2002. Return on average assets was .88% for 2003 and .86% for 2002.

    Net interest income before provision for loan loss increased 9.18% over the first quarter of 2002. Increasing loan balances required a provision for loan losses $90,000 greater than that taken during the first quarter of 2002. Even with the increase in the loan loss provision, net interest income after the provision for loan losses increased 5.97% from the first quarter of 2002. Taxable equivalent net interest income increased 8.85% over the first quarter of 2002 as an 83 basis point decline in taxable interest income was offset by a 102 basis point decline in interest expense on liabilities. Noninterest income increased 22.94% as trust fees and insurance income increased. Noninterest expenses increased 5.00% as expanded loan and deposit volumes required greater operating expenses and regular annual merit increases caused an increase in salary and benefit expense.


Net Interest Income

    The Company's net interest margin before provision for loan loss increased from $2,581 during the first quarter of 2002 to $2,818,000 during the first quarter of 2003. The Company's net yield on interest earning assets on a tax equivalent basis was 4.10% in the first quarter of 2003 compared to 4.08% for the first quarter of 2002.

    Strong loan demand throughout the latter part of 2002 contributed to average loan balances being 8.44% higher when compared to the first quarter of 2002.
The average rates earned on loans dropped 75 basis points. Commercial loan rates decreased 63 basis points, rates on real estate loans decreased 58 basis points and rates on consumer lending fell 82 basis points.

    Balances of federal funds sold increased dramatically over 2002 levels due to a recent slowing of loan demand and increased deposit volume. The increase in federal funds sold is intended to act as a source of funding should maturing, high rate certificates leave the Banks. This increase in balances caused income earned on federal funds sold to increase 9.26% over first quarter 2003 levels. The increase in balances offset a 57 basis point decline in rates. Earnings on interest bearing deposits decreased 136 basis points over 2002 due to a combination of repositioning of time deposits of HBI Life and Highlands Bankshares Trust from external institutions to the Company's subsidiary banks, the general decline of interest rates, and a change in the composition of interest bearing deposits from CDs to interest bearing demand deposit accounts held by the subsidiary banks at the Federal Home Loan Bank.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Net Interest Income (continued)

    Balances of securities at March 31, 2003 were 23.04% higher than at December 31, 2002 and only 2.07% lower than at March 31, 2002 This was due largely to increased securities purchases late in the quarter. Average balances of securities were 14.02% lower during the first quarter of 2003 than during the same period in 2002. Securities balances have been lower in recent periods because high loan growth during 2002 was funded in part by reductions in securities and because the depressed interest rate environment has significantly decreased opportunities for securities investments which earn an acceptable rate of return vis-a-vis the Company's other opportunities. Management has been reluctant to invest in long term securities because of the expectation that interest rates will begin to rise over the next 12 months.

    In recent quarters, customers have appeared to be reluctant to commit to long-term, fixed rates on certificates when rates are at historical lows and instead placed their deposits in accounts that are highly liquid and will allow them to respond quickly when rates increase. Although interest rates remain at or near historical lows, in the latter months of 2002 and during the first quarter of 2003, the Company's subsidiary banks nonetheless experienced significant deposit growth as customers now appear to be more rate sensitive when making decisions regarding selection of financial institutions within which to place deposits. Levels of competition for deposits in the Company's service area have caused the Company's subsidiary banks to traditionally pay higher rates on deposits than larger, statewide financial institutions. Although steps have been taken in recent years to reduce this differential and have been moderately successful, the subsidiary banks remain marginally above the competition in rates paid on deposits and these higher rates appear to have drawn deposit customers to the Company's subsidiary banks during recent months. Average balances of interest bearing liabilities during the first quarter of 2003 increased 9.59% from 2002 and total deposit balances at March 31, 2003 were 4.68% higher than at December 31, 2002. Rates paid on deposits during the first quarter of 2003 were 106 basis points lower than during the first quarter of 2002. As higher rate CDs continued to mature, the rates paid on time deposits fell 120 basis points as compared to the same period a year ago. Combined average interest bearing transaction accounts, savings accounts and money market accounts increased 20.77% while rates paid on these accounts fell 35 basis points.

    The Company borrows from the Federal Home Loan Bank at fixed rates of interest and uses to proceeds to monies to customers on a fixed rate basis. The Company anticipates continuing to use this approach as a mechanism to provide long-term financing to customers and limit market rate risk. In addition, monies were borrowed on a short-term, variable rate basis to fund the renovation and expansion at the Capon Valley Bank. In the third quarter of 2002, this variable rate debt was refinanced on a ten year fixed rate loan at 3.94%.

    A complete yield analysis is shown as Table I on page 19.

Provision for Loan Losses

    The Company's provision for loan losses was $210,000 for the first quarter of 2003 compared to $120,000 for first quarter of 2002. Net loan charge-offs were $87,000 in 2003 compared to $99,000 in 2002. As loan balances have increased 7.40% since March 31, 2002 a larger provision for loan loss has been necessary to maintain what management feels are acceptable ratios of allowance for loan losses to total loans, even as net charge-offs decreased from the same period a year ago. In addition, the slowing economy and increased delinquencies have required a large allowance for loan losses.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Noninterest Income

    Noninterest income during the first quarter of 2003 rose 22.94% over the same period a year ago. Service charge income increased 6.98% as deposits continue to grow. Other income increased 36.67% over first quarter 2002 levels and was due primarily to increases in underwriting revenue of HBI Life Insurances company and an increase in trust fees by Highlands Bankshares Trust Company.

Noninterest Expenses

    Overall noninterest expense increased 5.00% in 2003 compared to 2002. Salary and benefit expense increased 1.62% due to annual merit increases and increased pension costs. Occupancy and equipment increased 13.10% due largely to ongoing efforts to upgrade systems. Data processing expense was unchanged from a year ago. Miscellaneous non-interest expenses increased 10.14% as increased costs were seen in postage costs due to expanded operations and the June 2002 postal rate hike, and general increases due to expanding operations. These increases were offset in part by decreases in advertising and marketing expenses, professional and legal fees, and stationery and office supply expense.

Loan Portfolio

    The Company is an active residential mortgage and construction lender and generally extends commercial loans to small and medium sized businesses within its primary service area. The Company's commercial lending activity extends across its primary service areas of Grant, Hardy, Randolph, Mineral,, and northern Pendleton counties in West Virginia, Frederick County in Virginia and portions of western Maryland. The Company's secondary service area includes Hampshire County in West Virginia. Consistent with its focus on providing community-based financial services, the Company does not attempt to diversify its loan portfolio geographically by making significant amounts of loans to borrowers outside of its primary service area.

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

    Loans outstanding decreased $650,000 or .29% during the first quarter in 2003. The first quarter of any year is traditionally slow as farming and logging operations are hampered by weather conditions and retail borrowing in the first quarter is put on hold until the spring. Mortgage loan balances increased 2.20% from December 31, 2002 to December 31, 2003. Balances of all other types of loans contracted during the first quarter with real estate construction loans falling 21.64% from December 31, 2002 to March 31, 2003, commercial loans fell ..89% and consumer installment declined 2.87%.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Asset Quality and Risk Elements (continued)

The following table summarizes the company's non-performing loans for the periods ended March 31, 2003 and December 31, 2002.

                                                        March 31 December 31,
      (in thousands)                                      2003       2002
                                                          ----       ----

      Non-accrual loans                                $     734  $     299
      Restructured Loans                                     655        662
      Loans past due 90 days or more
        and still accruing interest                        2,402      1,918


        Total                                          $   3,791  $   2,879
                                                        ========   ========

    Balances of non-performing loans increased 31.68% from December 31, 2002 to March 31, 2003 as balances of non accrual loans and delinquent loans increased 145.48% and 25.23% respectively. Restructured loans are comprised of two commercial loans for which it was necessary to refinance in order to recoup timely payment of principal. In neither case were any principal amounts forgiven.

    Real estate acquired through foreclosure fell from $517,000 at December 31, 2002 to $220,000 at March 31, 2003 following the disposal of several foreclosed properties. All foreclosed property held as of March 31, 2003 was in the Company's primary service area. The Company's practice is to value real estate acquired through foreclosure at the lower of (i) an independent current appraisal or market analysis less anticipated costs of disposal, or (ii) the existing loan balance. The Company is actively marketing all foreclosed real estate and does not anticipate material write-downs in value before disposition.

    An inherent risk in the lending of money is that the borrower will not be able to repay the loan under the terms of the original agreement. The allowance for loan losses (see subsequent section) provides for this risk and is reviewed periodically for adequacy. This review also considers concentrations of loans in terms of geography, business type or level of risk. While lending is geographically diversified within the service area, the Company does have some concentration of loans in the area of agriculture (primarily poultry farming), timber and related industries. Management recognizes these concentrations and considers them when structuring its loan portfolio. As of March 31, 2003, management is not aware of any significant potential problem loans in which the debtor is currently meeting their obligations as stated in the loan agreement but which may change in future periods.

Allowance for Loan Losses

       Management has analyzed the potential risk of loss on the Company's loan portfolio given the loan balances and the value of the underlying collateral and has recognized losses where appropriate. Nonperforming loans are closely monitored on an ongoing basis as part of the Company's loan review process. Management reviews the loan loss allowance at the end of each quarter. Based primarily on the Company's loan classification system, which classifies problem credits as substandard, doubtful or loss, additional provisions for losses are made monthly. The ratio of the allowance for loan losses to total loans outstanding was .85% at March 31, 2003 compared to .79% at December 31, 2002. The allowance for credit losses of $1,915,521 at March 31, 2003, was up $122,000 from its level at December 31, 2002.

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

     Both banks classify loans into the following categories: impaired, doubtful, substandard, special mention and other loans past due 90+ days and assign loss rates to each. Within these categories, Real Estate, Installment Loans, Commercial Loans and Lines of Credit are assigned a specific loss rate based on historical losses and management's estimate of losses. The allowance associated with loans classed as impaired is calculated at 100% of the identified impairment.

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

    Management continues to monitor the economic health of the poultry industry. The Company has direct loans to poultry growers and the industry is a large employer in the Company's trade area.. Loan requests for poultry house loans or expansion continue to be presented for approval. In the fall of 2002, Perdue Farms, Inc. ceased operations at it's Petersburg processing plant. At present, this facility sits idle. In part because of this closure, the unemployment rate in Grant County has grown from 6.7% in October of 2002 to 12.50% in March of 2003, the last month for which data are available. The March unemployment rate for Grant County is down from 15.00% in February. While management believes that this closure has contributed to the slow-down in loan growth, the overall impact of the closure on the Company has been minimized by the Company's geographic diversity as the other counties in the Company's primary service area maintain healthy economies and that the impact of this closure on loan defaults will not be material.


    An analysis of the loan loss allowance is set forth in the following table (in thousands):

                                                          Quarter Ended
                                                            March 31,
                                                          2003     2002

    Balance, beginning of period                         $ 1,793  $ 1,602
    Net charge-offs (recoveries)
      Charge-offs                                           (150)    (122)
      Recoveries                                              63       23
                                                          ------   ------

    Total net charge-offs *                                  (87)     (99)
    Provision for credit losses                              210      120
                                                          ------   ------

      Balance, End of Period                             $ 1,916  $ 1,623
                                                          ======   ======

   * Components of net charge-offs:
      Real estate                                        $    (8) $    (8)
      Commercial                                              (5)     (16)
      Consumer                                               (74)     (75)
                                                          -------  ------

      Total                                              $   (87) $   (99)
                                                          =======  ======

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

    During the course of routine examination of the Company's two subsidiary banks, The Grant County Bank and Capon Valley Bank, under the normal examination cycle by regulatory agencies, examiners have identified certain supervisory issues. Results of these regulatory examinations are not published or publicly available. Requirements of regulatory agencies in regards to certain calculated amounts such as the allowance for loan losses may at times differ from GAAP requirements. One of the regulatory agencies which exerts supervisory control on the Company's subsidiary banks has indicated that a requirement for an increased allowance for loan losses will be directed to Capon Valley Bank. Management of the Bank does not agree with the regulator's conclusions and is in the process of appealing those conclusions.

    The Company believes that the allowance for loan losses shown in these statements is adequate to cover potential losses in the current loan portfolio using guidance set forth in SFAS Nos. 5 and 114. As such, the current methodology for calculating the allowance for loan loss will be continued until such time as GAAP requirements change. If one or more of the regulatory agencies require materially differing amounts of allowance for loan losses than that which would be calculated under GAAP requirements, the subsidiary bank to which this requirement might apply will calculate its allowance for loan losses for regulatory filings based on the regulatory guidance, while the Company will continue to report its results based on generally accepted accounting principles as promulgated by the FASB, the SEC and other accounting authorities.

    The following table shows the allocation of loans in the loan portfolio and the corresponding amounts of the allowance allocated by loan types as of March 31, 2003 and December 31, 2002:


                       March 31, 2003                         December 31, 2002
                       --------------                         -----------------

   Loan      Allowance   Percentage  Percentage of     Allowance   Percentage   Percentage of
   Type     Allocation  of Allowance  Total Loans     Allocation  of Allowance    Total Loans

Commercial    $  593        31%           21%           $  543        30%           21%
Mortgage         541        28%           57%              504        28%           57%
Consumer         686        36%           22%              652        37%           22%
Unallocated       96         5%             %               94         5%             %
               -----       ---          ----             -----       ---           ---

   Totals     $1,916       100%          100%           $1,793       100%          100%
               =====       ===          ====             =====       ===           ===

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Securities

     The Company's securities portfolio serves several purposes. Portions of the portfolio secure certain public and trust deposits while the remaining portions are held as investments or used to assist the Company in liquidity and asset liability management. Total securities and other investments at March 31, 2003 were $30,593,000 compared to $24,865,000 at December 31, 2002. This is an increase of 23.04%. Total securities and other investments as a percentage of total assets were 10.30% at March 31, 2003 compared to 8.74% at December 31, 2002.

     During 2002, loan demand outstripped deposit growth, and the Company funded loan growth through reductions in balances of fed funds sold and securities. As a result, securities balances dropped dramatically during 2002. In the first quarter of 2003, as loan demand slowed and deposit balances increased, the Company took steps to increase it's security portfolio to former levels. As interest rates remain low, the Company has been reluctant to purchase securities with long term maturities.

     The securities portfolio consists of three components, specifically, securities held to maturity, securities available for sale and other investments. Securities are classified as held to maturity when management has the intent and the Company has the ability at the time of purchase to hold the securities to maturity. Held to maturity securities are carried at cost, adjusted for amortization of premiums and accretion of discounts. Securities to be held for indefinite periods of time are classified as available for sale and accounted for at market value. Securities available for sale include securities that may be sold in response to changes in market interest rates, changes in the security's prepayment risk, increases in loan demand, general liquidity needs and other similar factors. Other investments include restricted securities whose ownership is required for participation in certain governmental programs. The Company's recent purchases of all securities have generally been limited to securities of high credit quality with short to medium term maturities. Changes in the market values of securities available for sale, net of the deferred tax effect, are reflected as changes in accumulated other comprehensive income. As of March 31, 2003, the market value of the securities available for sale exceeded their cost by $383,000. ($241,000 after tax effect).

Deposits

     The Company's main source of funds is customer deposits received from individuals, governmental entities, and businesses located within the Company's service area. Deposit accounts include demand deposits, savings, money market and certificates of deposit.

     Total deposits increased 4.68% between December 31, 2002 and March 31, 2003. The cost of funds for the first quarter of 2003 was 2.93% compared to 3.98% for the same quarter in 2002 as the effects of declining interest rates offset the increase in deposit balances. Time deposits continue to make up the bulk of deposit balances as time deposits equaled 61.48% of total deposits at March 31, 2003 and 61.47% of total deposits at December 31, 2002.

Capital

     The Company seeks to maintain a strong capital base to expand facilities, promote public confidence, support current operations and grow at a manageable level. As of March 31, 2003, the Company's total risk based capital ratio was 14.26% which is above the regulatory minimum of 8.0%. The leverage ratio of total capital to total assets was 9.57% at March 31, 2003 which is in line with the Company's peer group.

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

     At March 31, 2003 the Company had a negative gap position through the first 90 days, with this negative gap position shifting to a positive gap position with 12 months. With the largest amount of interest sensitive assets and liabilities repricing within three years, the Company monitors these areas very closely. Early withdrawal of deposits, prepayments of loans and loan delinquencies are some of the factors that could affect actual versus expected cash flows. In addition, changes in rates on interest sensitive assets and liabilities may not be equal, which could result in a change in net interest margin. While the Company does not match each of its interest sensitive assets against specific interest sensitive liabilities, it does review its positions regularly and takes necessary actions to correct when necessary.

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

TABLE I

                           HIGHLANDS BANKSHARES, INC.
                          NET INTEREST MARGIN ANALYSIS
                          (Dollar Amounts in Thousands)


                          Three Months Ended          Three Months Ended
                            March 31, 2003              March 31, 2002
                         --------------------        --------------------

                      Average  Income/            Average    Income/
                      Balance2 Expense  Rates     Balance2   Expense  Rates


Interest Income
   Loans
     Commercial      $ 14,666  $   296    8.07%  $ 10,802    $  235     8.70%
     Consumer          53,583    1,413   10.55     55,203     1,569    11.37
     Real estate      155,213    2,517    6.49    140,058     2,475     7.07
                      -------   ------   -----    -------     -----   ------

   Total Loans        223,462    4,226    7.56    206,063    4,279     8.31

   Federal funds sold  21,576       59    1.09     13,012       54     1.66
   Interest bearing
     deposits           5,406       15    1.11      5,348       33     2.47
Investments
     Taxable           22,567      233    4.14     26,408      319     4.83
     Tax exempt 1       4,525       67    5.92      5,101       82     6.43
                      -------   ------   -----     ------    -----   ------

   Total Earning
     Assets 1         277,536    4,600    6.63    255,932    4,767     7.46
                      -------   ------   -----    -------    -----   ------

Interest Expense
   Interest bearing
     demand deposits   21,398       49     .92     17,611       48     1.09
   Savings and
     money market      46,679      126    1.08     38,760      147     1.52
   Time deposits      164,768    1,532    3.72    155,243    1,908     4.92
   Other borrowed
     money              3,961       51    5.15      4,467       53     4.75
                      -------   ------   -----     ------    -----   ------

   Total Interest
     Bearing
     Liabilities     $236,806    1,758    2.97   $216,081    2,156     3.99
                      =======   ------   -----    =======    -----   ------

   Net Interest Margin         $ 2,842                      $2,611
                                ======                       =====

   Net Yield on Interest
     Earning Assets 1                     4.10%                        4.08%
                                         ======                      ======



   1 Yields are on a taxable equivalent basis.
   2 Includes loans in nonaccrual status.

TABLE II

                           HIGHLANDS BANKSHARES, INC.
                       INTEREST RATE SENSITIVITY ANALYSIS
                                 MARCH 31, 2003
                            (In Thousands of Dollars)



                                                          More than
                                                           5 Years
                        1 - 90  91 - 365 1 to 3  3 to 5or  Without
                         Days     Days    Years   Years   Maturity    Total
EARNING ASSETS

   Loans               $38,252 $103,727 $54,556  $15,814  $12,756   $225,105
   Fed funds sold       21,405                                        21,405
   Securities            6,571    9,899   9,565    2,956    2,447     31,438
   Time deposits in
     other banks         6,032                                         6,032
                         -----   ------  ------   ------   ------    -------

   Total                72,260  113,626  64,121   18,770   15,203    283,980
                        ------  -------  ------   ------   ------    -------



INTEREST BEARING LIABILITIES

   Transaction accounts 21,328                                        21,328
   Money market savings 17,803                                        17,803
   Savings accounts     30,850                                        30,850
   Time deposits more
     than $100,000      10,156   19,090  10,058    9,265              48,569
   Time deposits less
     than $100,000      18,289   57,133  27,644   14,099             117,165
   Other borrowed money    134      299     985      752    1,730      3,900
                         -----   ------   ------   ------   ------   -------

   Total                98,560   76,522  38,687   24,116    1,730    239,615
                        ------   ------   ------   ------   ------   -------

Rate sensitivity GAP   (26,300)  37,104  25,434   (5,346)  13,473     44,365

Cumulative GAP         (26,300)  10,804  36,238   30,892   44,365

Ratio of cumulative
   interest sensitive
   assets to
   cumulative interest
   sensitive liabilities 73.32%  106.17% 116.95%  112.99%  118.52%



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

   We have established our disclosure controls and procedures to ensure that material information related to Highlands Bankshares, Inc. is made known to our principal executive officers and principal finance officer on a regular basis, in particular during the periods in which our quarterly and annual reports are being prepared. These disclosure controls and procedures consist principally of communications between and among the President and the Finance Officer, and the other executive officers of Highlands Bankshares, Inc. and its subsidiaries to identify any new transactions, events, trends, contingencies or other matters that may be material to the Company's operations. As required, we will evaluate the effectiveness of these disclosure controls and procedures on a quarterly basis, and most recently did so as of April 30, 2003, a date within 90 days prior to the filing of this quarterly report. Based on this evaluation, the management of Highlands Bankshares, Inc., including the Finance Officer, concluded that such disclosure controls and procedures were operating effectively as designed as of the date of such evaluation.


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

               3 (ii) Bylaws of Highlands Bankshares,   Inc.  as  amended
                      January 14, 2003 are attached.

               99.1 Statement of Chief Executive Officer and Financial Officer Pursuant to 18 U.S.C.ss.1350.

         (b) Reports on Form 8-K filed during the three months ended March 31, 2003.

                       None

                                    Signature



    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       HIGHLANDS BANKSHARES, INC.



                                       /s/ LESLIE A. BARR
                                       ---------------------------------
                                       Leslie A. Barr
                                       President


                                       /s/ R. ALAN MILLER
                                       ---------------------------------
                                       R. Alan Miller
                                       Finance Officer




Date:   May 14, 2003
       ---------------

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

   a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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


Date:     May 14, 2003
       ------------------

                                          /s/ LESLIE A. BARR
                                          ------------------
                                          Leslie A. Barr
                                          President

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

   a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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


Date:    May 14, 2003
       -----------------

                                          /s/ CLARENCE E. PORTER
                                          ----------------------
                                          Clarence E. Porter
                                          Treasurer

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

   a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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


Date:     May 14, 2003
       ------------------

                                          /s/ ALAN L. BRILL
                                          -----------------
                                          Alan L. Brill
                                          Secretary

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

   a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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


Date:     May 14, 2003
       ------------------

                                          /s/ R. ALAN MILLER
                                          ------------------
                                          R. Alan Miller
                                          Finance Officer

Exhibit 99.1 Statement of Chief Executive Officer and Financial Officer Pursuant to 18 U.S.C.ss.1350


      The undersigned, as the Chief Executive Officer and Chief Financial Officer, respectively, of Highlands Bankshares Inc., certify that the Quarterly Report on Form 10-Q for the period ended March 31, 2003, which accompanies this certification fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 and the information contained in the periodic report fairly presents, in all material respects, the financial condition and results of operations of Highlands Bankshares Inc. at the dates and for the periods indicated. The foregoing certification is made pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. ss. 1350) and no purchaser or seller of securities or any other person shall be entitled to rely upon the foregoing certification for any purpose. The undersigned expressly disclaim any obligation to update the foregoing certification except as required by law.



                                         /s/ LESLIE A. BARR
                                         -------------------------
                                         Leslie A. Barr
                                         Chief Executive Officer


                                         /s/ R. ALAN MILLER
                                         -------------------------
                                         R. Alan Miller
                                         Finance Officer



Date:    May 14, 2003
       -----------------

Exhibit 3 (ii) BYLAWS OF HIGHLANDS BANKSHARES, INC.

                                    Article I
                                  Stockholders

     Section 1. PLACE OF MEETINGS. All meetings of the stockholders shall be held at the principal office of the corporation at 3 North Main Street, in the City of Petersburg, County of Grant, State of West Virginia, 26847, or at such other place as may be designated in writing by the President.

      Section 2: VOTING. Stockholders shall be entitled to vote at meetings, in person or by proxy, appointed by instrument in writing and subscribed by the stockholder or by his duly authorized attorney, and shall be entitled to one vote for each share of stock registered in his name on the books of the corporation.

      Section 3. QUORUM. Any number of stockholders holding together a majority of the stock issued and outstanding, who shall be present in person or represented by proxy at any meeting duly called, shall constitute a quorum for the transaction of business.

      Section 4. ADJOURNMENT OF MEETINGS. If less than a quorum shall be in attendance, the meeting shall be adjourned from time to time by a majority vote of the stockholders present or represented until a quorum shall attend. Any meeting, at which a quorum is present, may also be adjourned in like manner for such time or upon such call as may be determined by vote. At any adjourned meeting, at which a quorum shall attend, any business may be transacted which might have been transacted if the meeting had been held as originally called.

      Section 5. ANNUAL ELECTION OF DIRECTORS. The annual meeting of the stockholders for the election of directors and the transaction of other business, shall be held at the office of the corporation at 3 North Main Street, in the City of Petersburg, County of Grant, State of West Virginia, or at such other place as may be designated by the President, on the second Tuesday of May of each year after 2003.

      Section 6. SPECIAL MEETINGS - HOW CALLED. Special meetings of the stockholders may be called by the President, and shall be called upon a request in writing stating the purposes thereof delivered to the President and signed by a majority of the directors or by twenty-five percent in interest of the stockholders, or by resolution and call of the directors.

      Section 7. NOTICE OF STOCKHOLDERS' MEETINGS. Written notice stating the place and time of the meeting and the general nature of the business to be transacted shall be given by the Secretary to each stockholder at his last known post office address at least ten days before the meeting and five days before the meeting in the case of a special meeting. At any annual or other meeting of the stockholders, action may be taken upon any subject which might be acted upon at a special meeting called for the purpose, when, in the last mentioned case, in the notice of such annual or other meeting, the purpose to consider and act upon a special object is stated.

      Section 8. CONSENTS. Any and all notices herein required, including the time and place of the meeting and the nature of the business to be transacted, may be waived by written instrument executed by all the stockholders. Further, any action by the stockholders of the corporation may be taken without a meeting by the unanimous written consent of all of the stockholders.

                                   ARTICLE II
                                    Directors

      Section 1. FIRST MEETING. The newly elected directors may hold their first meeting for the purpose of organization and the transaction of business, if a quorum be present, immediately after the annual meeting of the stockholders, at such time and place as may be fixed by consent in writing of a quorum of all the directors.

      Section 2. ELECTION OF OFFICERS. At such meeting the directors shall elect a President, and at their option a Chairman, and one or more Vice-Presidents from their number, and shall also elect a Secretary and a Treasurer with such assistants as may be desirable, who need not be directors. Unless sooner removed, such officers shall hold offices until the next annual election of officers and until their successors are elected and shall qualify. In case such officers shall not be elected at such first meeting, they may be chosen at any subsequent meeting called for the purpose.

      Section 3. REGULAR MEETING. Regular meetings of the directors may be held without notice on the second Tuesday of every month at The Capon Valley Bank Branch Office, in the City of Moorefield, County of Hardy, State of West Virginia, or elsewhere as designated by the President.

      Section 4. SPECIAL MEETINGS - HOW CALLED - NOTICE. Special meetings of directors may be called by the President, and shall be called by the Secretary on the written request of any two directors. Three days notice to each director shall be required. This notice may be waived by written consent of all the directors.

      Section 5. QUORUM. A majority of the directors shall constitute a quorum for the transaction of business.

      Section 6. PLACE OF MEETING. The directors may hold their meeting at any office or offices of the corporation, or at any other place as they may from time to time by resolution determine.

      Section 7. GENERAL POWER OF DIRECTORS. The board of directors shall have the management of the business of the corporation and subject to the restrictions imposed by law, by the Articles of Incorporation or by the bylaws, may exercise all the powers of the corporation.

      Section 8. CONSENTS. Any and all notices herein required, including the time and place of the meeting and the nature of the business to be transacted, may be waived by written instrument executed by all the directors. Further, any action by the directors of the corporation may be taken without a meeting by the unanimous written consent of all of the directors.

      Section 9. NUMBER The board of directors shall consist of not less than ten nor more than fifteen directors, with the exact number within such minimum and maximum to be fixed by the board of directors or the stockholders.

                                   ARTICLE III
                                    Officers

      Section 1. The officers of the corporation shall be a President, at the option of the directors, a Chairman and one or more Vice Presidents, a Secretary and a Treasurer. One person may hold the office of Secretary and Treasurer.

      Section 2. PRESIDENT. The president shall preside at all meetings of the directors and stockholders when present, and shall have power to call said meetings of stockholders and directors for any purpose or purposes, make and sign contracts in the name and on behalf of the corporation, subject to the approval of the directors shall have general management and control of the business and affairs of the corporation.

      Section 3. VICE PRESIDENT. The First Vice President, if one be selected by the board of directors, shall be vested with all the powers and shall perform all the duties of the President in the absence or disability of the latter, unless and until the directors shall otherwise determine. He shall have such power to perform such other duties as shall be prescribed by the directors. There may be additional Vice Presidents without executive power.

      Section 4. SECRETARY. The Secretary shall give or cause to be given notice of all meetings of stockholders and directors and all other notices required by law or by these bylaws. He shall record the proceedings of the meetings of the stockholders and of the directors in a book to be kept for that purpose and shall perform such other duties as may be assigned to him by the directors or the President. He shall sign the stock certificates of the corporation along with the President, and he shall keep a register of the addresses of each stockholder as furnished to him from time to time over the signature of the stockholder as required by law, and shall make the proper changes in such register, retaining and filing his authority for all such entries.

      Section 5. TREASURER. The Treasurer shall have the custody of all funds, securities and evidences of indebtedness. He shall receive and give or cause to be given all acquaintances for monies paid in on account of the corporation. He shall pay out of the funds of the corporation and keep full and accurate books of account; whenever required by the President or the directors, shall render a financial statement; and shall perform such other duties as may be prescribed by the President or directors.

                                  ARTICLE IV
           Resignations, Filling of Vacancies, Removal of Directors
      Section 1. RESIGNATIONS. Any director, member of a committee, or other offices, may resign at any time. Such resignations shall be made in writing and the acceptance of the resignation shall not be necessary to make it effective.

      Section 2. FILLING OF VACANCIES. If the office of any director becomes vacant, the directors in office, except as otherwise provided by law, may appoint any qualified person to fill such vacancy, who shall hold office until the next annual meeting of stockholders.

      Section 3. REMOVAL. The holders of at least eighty percent (80%) of the outstanding capital stock shall have the power at any regular or special meeting to remove any or all of the board of directors and may elect their successors.

                                  ARTICLE V
                                Capital Stock
      Section 1. ISSUE OF CERTIFICATES OF STOCK. The President shall cause to be issued to each stockholder, one or more certificates under the seal of the corporation, signed by the President and Secretary, certifying the number of shares owned by the stockholder.

      Section 2. TRANSFER OF SHARES. The shares of stock of the corporation shall be transferable only upon its books by the holders thereof in person or by their duly authorized attorneys.

      Section 3. DIVIDENDS. The directors may declare dividends from unreserved and unrestricted earned surplus when they deem expedient. Before declaring any dividends there may be retained out of the accumulated profits such sum or sums as the directors in their discretion think proper for their working capital or as a reserve fund to meet contingencies, or for equalizing dividends or for such other purposes as the directors shall think conductive to the interest of the corporation.

                                  ARTICLE VI
                                    Bylaws

      Section 1. BYLAWS. The stockholders by the affirmative vote of the holders of a majority of the stock issued and outstanding or the directors by the affirmative vote of a majority thereof may at any meeting, provided the substance of the proposed amendments shall have been stated in the notice of the meeting, amend or alter the bylaws. Bylaws made by the directors may be altered or repealed by the stockholders.

                                 ARTICLE VII
                                 Fiscal Year

      Section 1. FISCAL YEAR. The fiscal year of this corporation shall end on December 31 of each year.