Form 10-Q
period 2003-06-30
HIGHLANDS BANKSHARES INC /WV/
filed 2003-08-14
CIK 756862

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

(Mark One)

[X ]  Quarterly Report Under Section 13 or 15(d)      of    the     Securities
Exchange Act of 1934

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


For the quarterly period ended June 30, 2003

Commission File No.   0-16761
                    -----------


                          HIGHLANDS BANKSHARES, INC.
                  (Exact name of registrant as specified in its charter)

           West Virginia                                      55-0650793
-----------------------------------                      --------------------
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

    State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of July 31, 2003: 1,436,874 shares of Common Stock, $5 Par Value.

                           HIGHLANDS BANKSHARES, INC.


                                      INDEX


PART I    FINANCIAL INFORMATION

Item 1.   Financial Statements

          Unaudited Consolidated Statements of Income - Six Months
          Ended June 30, 2003 and 2002                                    2

          Unaudited Consolidated Statements of Income - Three Months
          Ended June 30, 2003 and 2002                                    3

          Unaudited Consolidated Balance Sheets - June 30, 2003 and
          December 31, 2002                                               4

          Unaudited Consolidated Statements of Changes in Stockholders'
          Equity - Six Months Ended June 30, 2003 and 2002                5

          Unaudited Consolidated Statements of Cash Flows - Six Months
          Ended June 30, 2003 and 2002                                    6

          Notes to Consolidated Financial Statements                      7

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations                   9

Item 3.   Quantitative and Qualitative Disclosures about Market Risk     24

Item 4.   Controls and Procedures                                        24


PART II   OTHER INFORMATION

Item 1.   Legal Proceedings                                              25

Item 2.   Changes in Securities                                          25

Item 3.   Defaults upon Senior Securities                                25

Item 4.   Submission of Matters to a Vote of Security Holders            25

Item 5.   Other Information                                              25

Item 6.   Exhibits and Reports on Form 8K                                25


          SIGNATURES                                                     26

Part I  Financial Information
Item 1 Financial Statements

                           HIGHLANDS BANKSHARES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
               (In Thousands of Dollars Except Per Share Amounts)
                                   (Unaudited)
                                                        Six Months Ended
                                                            June 30,
                                                       2003          2002
                                                    ----------    ----------
Interest Income
   Interest and fees on loans                      $     8,505   $    8,556
   Interest on federal funds sold                          123           96
   Interest on time deposits                                29           65
   Interest and dividends on investment securities
     Taxable                                               468          623
     Nontaxable                                             81          103
                                                    ----------    ---------

   Total Interest Income                                 9,206        9,443
                                                    ----------    ---------

Interest Expense
   Interest on time deposits over $100,000                 941        1,121
   Interest on other deposits                            2,376        2,863
   Interest on borrowed money                              108          103
                                                    ----------    ---------

   Total Interest Expense                                3,425        4,087
                                                    ----------    ---------

Net Interest Income                                      5,781        5,356

Provision for Loan Losses                                  755          260
                                                    ----------    ---------

Net Interest Income After Provision
   for Loan Losses                                       5,026        5,096
                                                    ----------    ---------
Noninterest Income
   Service charges                                         288          273
   Other                                                   394          291
                                                    ----------    ---------

   Total Noninterest Income                                682          564
                                                    ----------    ---------

Noninterest Expense
   Salaries and employee benefits                        2,142        2,066
   Equipment and occupancy expense                         566          517
   Data processing                                         284          286
   Other                                                   936          948
                                                    ----------    ---------

Total Noninterest Expense                                3,928        3,817
                                                    ----------    ---------

Income Before Income Taxes                               1,780        1,843

Provision for Income Taxes                                 564          581
                                                    ----------    ---------

Net Income                                         $     1,216   $    1,262
                                                    ==========    =========

Per Share Data--*

   Net Income                                      $       .85   $      .86
   Cash Dividends                                  $       .28   $      .23
Weighted Average Common Shares Outstanding           1,436,874    1,474,458


*--Prior year's per share figures restated to reflect stock split in form of dividend in third quarter 2002.


       The accompanying notes are an integral part of these statements.

                           HIGHLANDS BANKSHARES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
               (In Thousands of Dollars Except Per Share Amounts)
                                   (Unaudited)
                                                        Three Months Ended
                                                             June 30,
                                                       2003           2002
                                                    ----------     ----------
Interest Income
   Interest and fees on loans                      $     4,280    $   4,277
   Interest on federal funds sold                           63           42
   Interest on time deposits                                15           32
   Interest and dividends on investment securities
     Taxable                                               234          304
     Nontaxable                                             38           51
                                                    ----------    ---------

   Total Interest Income                                 4,630        4,706
                                                    ----------    ---------

Interest Expense
   Interest on time deposits over $100,000                 456          541
   Interest on other deposits                            1,155        1,340
   Interest on borrowed money                               57           50
                                                    ----------    ---------

   Total Interest Expense                                1,668        1,931
                                                    ----------    ---------

Net Interest Income                                      2,962        2,775

Provision for Loan Losses                                  545          140
                                                    ----------    ---------

Net Interest Income After Provision
   for Loan Losses                                       2,417        2,635
                                                    ----------    ---------
Noninterest Income
   Service charges                                         150          144
   Other income                                            189          141
                                                    ----------    ---------

   Total Noninterest Income                                339          285
                                                    ----------    ---------

Noninterest Expense
   Salaries and employee benefits                        1,055        1,017
   Equipment and occupancy expense                         281          265
   Data processing expense                                 140          141
   Other                                                   477          514
                                                    ----------    ---------

   Total Noninterest Expense                             1,953        1,937
                                                    ----------    ---------

Income Before Income Taxes                                 803          983
Provision for Income Taxes                                 247          321
                                                    ----------    ---------

Net Income                                         $       556   $      662
                                                    ==========    =========

Per Share Data--*

   Net Income                                      $       .39   $      .46
   Cash Dividends                                  $       .14   $      .11
Weighted Average Common Shares Outstanding           1,436,874    1,439,970
                                                    =

*--Prior year's per share figures restated to reflect stock split in form of dividend in third quarter 2002.


       The accompanying notes are an integral part of these statements.

                           HIGHLANDS BANKSHARES, INC.
                           CONSOLIDATED BALANCE SHEETS
                            (In Thousands of Dollars)

                                                      June 30,   December 31,
                                                        2003         2002
                                                      --------     --------
     ASSETS                                           (Unaudited) (Audited)

Cash and due from banks - noninterest bearing         $  6,982    $  8,226
Time deposits in other banks                             6,536       4,500
Federal funds sold                                      23,525      14,625
Securities held to maturity (note 2)                     1,367       1,369
Securities available for sale (note 3)                  30,441      23,496
Other investments (note 4)                                 892         672
Loans (note 5)                                         226,062     225,754
Allowance for Loan Losses (note 6)                      (2,376)     (1,793)
Bank premises and equipment                              6,724       6,873
Interest receivable                                      1,768       1,821
Investments in insurance contracts (note 7)              5,435       5,338
Other assets                                             1,589       1,466
                                                       -------     -------

   Total Assets                                       $308,945    $292,347
                                                       =======     =======

     LIABILITIES

Deposits:
   Noninterest bearing demand deposits                $ 37,048    $ 31,785
   Interest bearing
     Money market and checking                          21,329      20,936
     Money market savings                               17,405      16,996
     Savings                                            30,959      29,503
     Time deposits over $100,000                        49,067      45,392
     All other time deposits                           116,333     112,899
                                                       -------     -------

   Total Deposits                                      272,141     257,511

Borrowed money                                           4,963       4,030
Accrued expenses and other liabilities                   2,151       1,890
                                                       -------     -------

   Total Liabilities                                   279,255     263,431
                                                       -------     -------

   STOCKHOLDERS' EQUITY

Common stock ($5 par value, 3,000,000 shares
   authorized, 1,436,874 outstanding)                    7,184       7,184
Surplus                                                  1,662       1,662
Retained earnings                                       20,664      19,850
Accumulated other comprehensive income                     180         220
                                                       -------     -------


   Total Stockholders' Equity                           29,690      28,916
                                                       -------     -------

   Total Liabilities and Stockholders' Equity         $308,945    $292,347
                                                       =======     =======

       The accompanying notes are an integral part of these statements.

                           HIGHLANDS BANKSHARES, INC.
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                            (In Thousands of Dollars)
                                   (Unaudited)

                                                           Accumulated
                                                              Other
                     Common           Treasury   Retained Comprehensive
                      Stock   Surplus   Stock    Earnings    income   Total


Balances, December 31,

    2002             $7,184   $ 1,662   $   0     $19,850   $   220  $28,916
   Comprehensive
     Income
   Net income                                       1,216              1,216
   Net change in
     unrealized
     appreciation on
     investment
     securities
     available for
     sale, net of
     taxes                                                      (40)    (40)
                      -----    ------    ----      ------    -------  ------

   Total Comprehensive
     Income                                                            1,176

     Dividends paid                                  (402)             (402)
                      -----    ------    ----      -------   ------   ------

   Balances, June 30,
     2003            $7,184   $ 1,662   $   0     $20,664   $   180  $29,690
                      =====    ======    ====      ======    ======   ======



                                                           Accumulated
                                                              Other
                     Common             Treasury Retained Comprehensive
                      Stock    Surplus    Stock  Earnings    Income   Total

Balance, December 31,
   2001              $ 2,734   $ 1,662   $(993)   $24,624   $  283   $28,310
   Comprehensive
     Income
   Net Income                                     1,262                1,262
   Net change in
     unrealized
     appreciation on
     investment
     securities
     available for
     sale, net of
     taxes                                                      34        34
                      ------     ------    ----     ----      -----    -----

   Total Comprehensive
     Income                                                            1,296

   Treasury stock
     purchased                           (1,217)                      (1,217)
   Dividends paid                                   (364)               (364)
                      ------     ------   -----    -----     -----   -------

   Balances, June 30,
     2002            $ 2,734    $ 1,662  $(2,210) $25,522   $  317   $28,025
                      ======     ======   =======  ======    =====    ======

       The accompanying notes are an integral part of these statements.

                           HIGHLANDS BANKSHARES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In Thousands of Dollars)
                                   (Unaudited)
                                                          Six Months Ended
                                                              June 30,
                                                          2003        2002
                                                       ----------   --------
Cash Flows from Operating Activities:
   Net income                                           $  1,216    $ 1,262
   Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depreciation                                          297        264
       Net securities amortization                           226        148
       Provision for loan losses                             755        260
       Income from insurance investments                     (97)       (88)
       Decrease (Increase) in interest receivable             53       (108)
       Increase in other assets                             (123)      (616)
       Increase in accrued expenses                          262        423
                                                         -------     ------

   Net Cash Provided by Operating Activities               2,589      1,545
                                                         -------     ------

Cash Flows from Investing Activities:
   Net change in time deposits in other banks             (2,036)       548
   Net change in federal funds sold                       (8,900)     7,495
   Proceeds from maturities of securities
     available for sale                                    8,619      4,481
   Proceeds from maturities of securities
     held to maturity                                          2         31
   Purchase of securities available for sale             (15,831)    (3,376)
   Purchase of other investments                            (220)       (67)
   Net change in loans                                      (480)   (10,659)
   Purchase of property and equipment                       (148)      (140)
                                                         --------    ------

   Net Cash Consumed by Investing Activities             (18,994)    (1,687)
                                                         --------    ------

Cash Flows from Financing Activities:
   Net change in time deposits                             7,109     (8,769)
   Net change in other deposits                            7,521     10,791
   Dividends paid in cash                                   (402)      (364)
   Purchase of treasury stock                                        (1,217)
   Additional borrowed money                               1,200
   Repayment of borrowed money                              (267)      (247)
                                                        ---------   --------


   Net Cash Provided by Financing Activities              15,161        194
                                                         -------     ------

Net Increase (Decrease) in Cash and Cash Equivalents      (1,244)        52

Cash and Cash Equivalents, Beginning of Period             8,226      6,492
                                                         -------     ------

Cash and Cash Equivalents, End of Period                $  6,982    $ 6,544
                                                         =======     ======

Supplemental Disclosures:
   Cash Paid For:
     Income taxes                                       $    608    $   430
     Interest                                              3,345      4,052

       The accompanying notes are an integral part of these statements.

                           HIGHLANDS BANKSHARES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1    ACCOUNTING PRINCIPLES:

             The consolidated financial statements conform to U. S. generally accepted accounting principles and to general industry practices. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position as of June 30, 2003 and the results of operations for the three month periods and six month periods ended June 30, 2003 and 2002.

              The notes included herein should be read in conjunction with the notes to financial statements included in the 2002 annual report to stockholders of Highlands Bankshares, Inc.


NOTE 2    SECURITIES HELD TO MATURITY:

             The amortized cost and fair value of securities held to maturity as of June 30, 2003 and December 31, 2002, are as follows (in thousands):

                                         2003                  2002
                                         ----                  ----
                                   Amortized   Fair      Amortized   Fair
                                     Cost      Value       Cost      Value

          Mortgage-backed
            securities              $     3  $     3      $    4   $     4
          Obligations of states and
            political subdivisions    1,364    1,463       1,365     1,447
                                     ------   ------       -----    ------

            Total                   $ 1,367  $ 1,466      $1,369   $ 1,451
                                     ======   ======       =====    ======


NOTE 3    SECURITIES AVAILABLE FOR SALE:

             The amortized cost and fair value of securities available for sale as of June 30, 2003 and December 31, 2002 are as follows (in thousands):

                                         2003                  2002
                                         ----                  ----
                                   Amortized   Fair     Amortized    Fair
                                     Cost      Value       Cost      Value

          US Treasury securities
            and obligations of US
            Government corporations
            and agencies            $15,820  $15,968      $8,844   $ 8,961
          Mortgage-backed securities  8,175    8,306       5,410     5,582
          Obligations of states and
            political subdivisions    3,773    3,867       4,238     4,350
Other investments                     2,273    2,300       4,540     4,603
                                     ------   ------       -----    ------

            Total                   $30,041  $30,441      $23,032  $23,496
                                     ======   ======       ======   ======

                           HIGHLANDS BANKSHARES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4    OTHER INVESTMENTS

             Other investments totaling $ 892,000 include investments in the Federal Home Loan Bank and other governmental entities whose transferability is restricted.


NOTE 5    LOANS OUTSTANDING:

             A summary of loans outstanding as of June 30, 2003 and December 31, 2002, is as follows (in thousands):

                                                        2003         2002
                                                        ----         ----

          Commercial                                  $ 45,814    $ 47,089
          Real estate - construction                     6,412       6,813
                      - mortgages                      125,309     121,558
          Consumer installment                          48,564      50,351
                                                       -------     -------

            Total                                      226,099     225,811
          Unearned interest                                (37)        (57)
                                                       --------    --------

            Net loans outstanding                     $226,062    $225,754
                                                       =======     =======


NOTE 6    ALLOWANCE FOR LOAN LOSSES:

             A summary of transactions in the allowance for loan losses for the six months ended June 30, 2003 and 2002, follows:

                                                        2003         2002
                                                        ----         ----

          Balance, beginning of period                $  1,793    $  1,603
          Provisions charged to operating expenses         755         260
          Loan recoveries                                  121          96
          Loan charge-offs                                (293)       (236)
                                                       --------    -------

            Balance, end of period                    $  2,376    $  1,723
                                                       =======     =======


NOTE 7    INVESTMENT IN INSURANCE CONTRACTS:

             Investment in insurance contracts consist of single premium insurance contracts which have the dual purposes of providing a rate of return to the Company which approximately equals the Company's average cost of funds and providing life insurance and retirement benefits to employees. The carrying value of these investments was $5,435,000 at June 30, 2003 and $5,338,000 at December 31, 2002.

                           HIGHLANDS BANKSHARES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8    CAPITAL STOCK TRANSACTIONS:

             In separate transactions during the second quarter of 2002, the Company repurchased stock from two unrelated parties. Total shares repurchased were 22,940 (68,820 on an after-split basis) at a cost of $1,217,000.

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

    The allowance for loan losses is an estimate of the losses in the loan portfolio. The allowance is based on two basic principles of accounting: (i) SFAS No. 5, Accounting for Contingencies, which requires that losses be accrued when they are probable of occurring and estimable and (ii) SFAS No. 114, Accounting by Creditors for Impairment of a Loan, which requires that losses be accrued based on the differences between the value of collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance.

Recent Accounting Pronouncements

    In December 2001, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") no. 01-6, Accounting by Certain Entities (Including Entities with Trade Receivables) That Lend to or Finance the Activities of Others, to reconcile and conform the accounting and financial reporting provisions established by various AICPA industry audit guides. SOP No. 01-6 was effective for annual and interim financial statements issued for fiscal years beginning December 15, 2001 and did not have a material impact on the Company's consolidated financial statements.

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


Overview

    Year to Date

    The Company's year to date net income was $1,216,000, a decrease of 3.65% compared to 2002. Earnings per weighted average share were $.85 for 2003 compared to $.86 per share for 2002. The Company's annualized return on average equity was 8.25% in 2003 compared to 9.03% for 2002 and 9.17% for 2001. Return on average assets was .80% for 2003, .92% for 2002 and .94% for 2001.

    Due to regulatory guidance and the recognition by Management of a need for additional allowance for loan losses because of increased delinquencies and the threat of continued economic decline, the provision for loan losses charged against income during the first half of 2003 was $755,000, up from $260,000 during the first half of 2002. Net interest margin increased 7.94% as average balances of earning assets grew 10.76% compared to average balances in the first six months of 2002 while average balances of interest bearing liabilities grew 4.93% compared to 2002. This net increase in earning assets to interest bearing liabilities was offset in part by average rates on earning assets falling 89 basis points while rates paid on interest bearing deposits declined by 77 basis points. Non-interest income increased 20.92% due to increases in trust fees and returns earned by HBI Life Insurance Company. Non-interest expense increased 2.91% as data processing and other expense remained flat, salary expense grew by a modest 3.63% and equipment and occupancy expense grew 9.48%.

    Quarter Ending June 30

    Net income for the quarter ending June 30, 2003 decreased 16.01% to $556,000 compared to 2002 income of $662,000. Earnings per share for the second quarter of 2003 were $.39 versus $.46 in 2002. Provisions for loan losses taken during the second quarter of 2003 were $545,000 compared to $140,000 during the same period in 2002. Net interest income increased 6.77%, while non-interest income increased 18.95% and non-interest expenses remained relatively unchanged with a ..88% increase.

Item 2 Management's   Discussion  and  Analysis  of  Financial   Condition  and
       Results of Operations (Continued)

Net Interest Income

    Year to Date

    The Company's net yield on interest earning assets on a tax equivalent basis was 4.07% through June 30, 2003 compared to 4.19% for the first six months of 2002.

    Average loan volumes during this period were 7.51% higher than in 2002 due to stable overall loan balances through the first six months of 2003 coupled with strong loan growth throughout the last six months of 2002. Average rates on loans continue to drop due to continued rate cuts by the Federal Reserve Bank ("The Fed"). Average yields on loans were 61 basis points lower during the first six months of 2003 as compared to the first six months of 2002.

    Deposit volume growth continues to remain strong. Average balances of interest bearing deposits grew 11.71% from 2002, with the largest increases seen in money market checking accounts (16.47%) and savings accounts
(14.97%). Average rates paid on interest bearing deposits fell 96 basis points during the first six months of 2003 when compared to the first six months of 2002.

    Recent increases in deposits volumes, coupled with slowing loan growth in 2003, contributed to average balances of Fed Funds sold being 86.40% higher during the first six months of 2003 compared to the same period a year ago. This increase in balances was offset by a 52 basis point reduction in yields on Fed Funds sold, with a net increase of 28.13% in interest earned.

    During 2002, loan growth was funded in part by reductions in balances of securities and Fed Funds sold. As loan growth has now stabilized while deposit growth remains strong, balances of securities have been replenished. Average balances of securities during the first six months of 2003 were 5.31% higher than during the first six months of 2002. However, drastically reduced yields on investment opportunities contributed to average yields on taxable securities falling 162 basis points. Average yields on non-taxable rose 32 basis points.

    As business needs dictate, the Company will from time to time borrow amounts from the FHLB at fixed rates of interest and loan these monies to customers on a fixed rate basis. Capon Valley Bank also borrowed from the FHLB at a fixed rate to fund renovations to its main office in Wardensville, WV. Average volumes of borrowed money fell slightly (1.50%) during the six month period ended June 30, 2003 as compared the six months ended 2002. Balances fell only slightly as repayment of the debt was offset by a $1.2 million increase in borrowing during May of 2003. Average rates paid on these borrowings increased slightly from 2002 to 2003, due in large part to the transition from a variable rate debt facility to a fixed rate on the borrowing related to Capon Valley Bank's renovation.

    Quarter Ending June 30

    The Company's net interest income on a tax equivalent basis of $2,985,000 was 4.12% of average earning assets for the quarter ending June 30, 2003 compared to net interest income of $2,805,000 (4.31% of average earning assets) for the same period in 2002.

    Income from loans grew slightly as average loan balance growth of 5.91% was offset by a 44 basis point decrease in yields. Balances of Fed Funds sold increased 121.18%. Average balances of deposits increased 11.71% as compared to 2002 and this increase, coupled with the lesser increase in loan growth, contributed to the increase in average balances of Fed Funds sold, a 15.10% increase in average balances of securities investments and a 13.36% increase in interest bearing deposits in other banks. The growth in balances of Fed Funds sold was offset in part by a 55 basis point drop in yields during the second quarter of 2003 as compared to the second quarter of 2002, with a net result of a 50.00% increase in earnings on Fed Funds sold. Yields on taxable securities fell 185 basis points and yields on non-taxable securities rose 21 basis points when compared to 2002.

Item 2 Management's   Discussion  and  Analysis  of  Financial   Condition  and
       Results of Operations (Continued)

Net Interest Income (Continued)

Quarter Ending June 30 (Continued)

    Interest costs on deposits continue to fall. During the second quarter of 2003, compared to the second quarter of 2002, average rates on interest bearing demand accounts fell 32 basis points, average rates on savings accounts fell 47 basis points and average rates on time deposits fell 115 basis points. As long term, high rate CDs continue to mature, Management expects this trend of reduction in average rates paid on time deposits to continue in the short term.

    A complete yield analysis is shown as Table I on pages 22 & 23.


Noninterest Income

    Year to Date

    Noninterest income for the first six months of 2003 rose $118,000 from the same period in 2002. Service charge income increased 5.49%, as average volumes of deposit accounts and other banking services grew. Other operating income increased by 35.40% largely because of an increase of $13,000 in trust fees and an increase of $76,000 in insurance income.

    Quarter Ending June 30

    Noninterest interest income for the quarter ending June 30, 2003 increased 18.95%. Service charge income increased 4.17% and other operating income increased 34.04% largely due to increases in trust and insurance income.


Noninterest Expenses

    Year to Date

    Non-interest expense increased 2.91% in 2003. Equipment and occupancy expense increased 9.48%. largely related to recent efforts at upgrading internal information systems. Data processing expense and other miscellaneous operating expenses were relatively flat (.70% and 1.27% declines respectively) as the rapid growth in loans and deposits experienced during recent years began to stabilize and additional costs associated with this growth also stabilized. Also, rising costs seen in recent years from the addition of new banking locations were not repeated. Salary and related expense increased 3.64% as a 2.73% reduction in full time equivalent employees was offset by a 6.54% increase in cost per employee due to annual merit increases.

    Quarter Ending June 30

    Non-interest expenses increased .83% for the quarter ending June 30, 2003 compared to the quarter ending June 30, 2002. Salaries and benefit costs increased 3.74% compared to 2002 while equipment expense increased 6.04%. Data processing expense declined slightly (.71%) and miscellaneous operating expense fell 7.20% compared to the second quarter of 2002.

Item 2 Management's   Discussion  and  Analysis  of  Financial   Condition  and
       Results of Operations (Continued)

Loan Portfolio

    The Company is an active residential mortgage and construction lender and generally extends commercial loans to small and medium sized businesses within its primary service area. The Company's commercial lending activity extends across its primary service areas of Grant, Hardy, Randolph, Mineral, Hampshire, and Pendleton counties in West Virginia and Frederick County in Virginia. Consistent with its focus on providing community-based financial services, the Company does not attempt to diversify its loan portfolio geographically by making significant amounts of loans to borrowers outside of its primary service area.

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

    Growth in loan balances has been flat during the first half of 2003, with total loan balances growing .14% since December 31, 2002. Local economic activity has slowed, and refinancing and home purchase activity spurred by the low interest rates has declined somewhat from 2002 levels. Balances of mortgage loans and real estate construction loans rose 2.61% since December 31, 2002 compared to a growth of 6.98% during the first six months of 2002. This increase was offset by declines in both commercial loans (2.71%) and consumer lending (3.55%). The loan to deposit ratio was 83.07% at June 30, 2003 compared to 87.67% at December 31, 2002. Loan demand is expected to remain satisfactory in the near future barring any significant declines in the local or national economies.


Asset Quality and Risk Elements

    Nonperforming loans include nonaccrual loans, loans 90 days or more past due and restructured loans. Nonaccrual loans are loans on which interest accruals have been suspended or discontinued permanently. Restructured loans are loans on which the original interest rate or repayment terms have been changed due to financial hardship of the borrower.

    The following table summarizes the company's non-performing loans for the periods ended June 30, 2003 and December 31, 2002.

                                                         June 30  December 31,
      (in thousands)                                      2003       2002
                                                          ----       ----

      Non-accrual loans                                $   1,224  $     299
      Restructured Loans                                     646        662
      Loans past due 90 days or more
        and still accruing interest                        2,098      1,918


        Total                                          $   3,968  $   2,879
                                                        ========   ========

Item 2 Management's   Discussion  and  Analysis  of  Financial   Condition  and
       Results of Operations (Continued)

Asset Quality and Risk Elements (Continued)

    The substantial increase in non-accrual loans is due in large part to the moving of 2 large commercial real estate loans to non-accrual status. Since June 30, the real estate collateralizing one of these loans has been foreclosed and sold with nearly full recovery of the loan amount. Loans 90 days and more delinquent have increased significantly during 2003 as economic conditions have deteriorated. It is Management's belief that as economic conditions are projected to improve during the coming months, that a large portion of these loans remain collectable in full. However, Management will continue to monitor these loans closely to prevent the promulgation of significant loan losses.

    Real estate acquired through foreclosure was $188,000 at June 30, 2003 and $517,000 at December 31, 2002. All foreclosed property held was in the Company's primary service area. The Company's practice is to value real estate acquired through foreclosure at the lower of (i) an independent current appraisal or market analysis less anticipated costs of disposal, or (ii) the existing loan balance. The Company is actively marketing all foreclosed real estate and does not anticipate material write-downs in value before disposition.

    An inherent risk in the lending of money is that the borrower will not be able to repay the loan under the terms of the original agreement. The allowance for loan losses (see subsequent section) provides for this risk and is reviewed periodically for adequacy. This review also considers concentrations of loans in terms of geography, business type or level of risk.
While lending is geographically diversified within the service area, the Company does have some concentration of loans in the area of agriculture (primarily poultry farming), timber and related industries. Management recognizes these concentrations and considers them when structuring its loan portfolio. As of June 30, 2003, Management is not aware of any significant potential problem loans in which the debtor is currently meeting their obligations as stated in the loan agreement but which may change in future periods.


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

     Management has analyzed the potential risk of loss on the Company's loan portfolio given the loan balances and the value of the underlying collateral and has recognized losses where appropriate. Nonperforming loans are closely monitored on an ongoing basis as part of the Company's loan review process. Management reviews the loan loss allowance at the end of each quarter. Based primarily on the Company's loan classification system, which classifies problem credits as substandard, doubtful or loss, additional provisions for losses are made monthly. The ratio of the allowance for loan losses to total loans outstanding was 1.05% at June 30, 2003 compared to .85% at March 31, 2003 and ..79% at December 31, 2002. The allowance for loan losses of $2,376,000 at June 30, 2003, was up $583,000 from its level at December 31, 2002 and up $460,000 from its level at March 31, 2003.

     As economic conditions continue to be stagnant, delinquencies have continued to rise and loans which have not previously been classified as impaired, doubtful, substandard, or special mention in recent periods have been moved into one of these categories. This increase in delinquencies, coupled with a request by bank examiners of Capon Valley Bank to increase that Bank's allowance for loan loss led to a $545,000 provision charged against income in the second quarter of 2003.

      In early 2003, during the course of routine examination of the Company's two subsidiary banks, The Grant County Bank and Capon Valley Bank, examiners identified certain supervisory issues. Results of these regulatory examinations are not published or publicly available. During these examinations, one of the regulatory agencies which exerts supervisory control on the Company's subsidiary banks indicated that a requirement for an increased allowance for loan losses would be directed to Capon Valley Bank. In prior 10Q and 10K filings, the Company indicated that Management of the Bank did not agree with the regulator's conclusions, that the regulatory directive did not meet the requirements of GAAP, and was in the process of appealing those conclusions. During recent months, a directive for an increase in the allowance, significantly reduced from earlier indications, was presented to the Bank. This reduced amount, coupled with a continued rise in delinquencies and loan impairments, prompted a Management decision to comply with the reduced requirement and to increase the allowance for loan losses during the second quarter of 2003.

Item 2 Management's   Discussion  and  Analysis  of  Financial   Condition  and
       Results of Operations (Continued)

Allowance for Loan Losses (Continued)

    Because of its large impact on the local economy, Management continues to monitor the economic health of the poultry industry. The Company has direct loans to poultry growers and the industry is a large employer in the Company's trade area. Loan requests for poultry house loans or expansion continue to be presented for approval. In June of 2003, Pilgrim's Pride Corporation announced the purchase of certain divisions of ConAgra Foods, Inc. including processing facilities operated by ConAgra in Hardy County. Management anticipates that this purchase will have no adverse impact on operations of either subsidiary bank or on the operations of the non-bank subsidiaries. In the fall of 2002, Perdue Farms, Inc. ceased operations at its Petersburg processing plant. At present, this facility sits idle. In part because of this closure, the unemployment rate in Grant County has grown from 6.7% in October of 2002 to 12.20% in May of 2003, the last month for which data are available. While management believes that this closure has contributed to the slow-down in loan growth, the overall impact of the closure on the Company has been minimized by the Company's geographic diversity as the other counties in the Company's primary service area maintain healthy economies.

    The adequacy of the allowance for loan losses is computed quarterly and the allowance adjusted prior to the issuance of the quarterly financial statements. All loan losses charged to the allowance are approved by the boards of directors of each bank at their regular meetings. The allowance is reviewed for adequacy after considering historical loss rates, current economic conditions (both locally and nationally) and any known credit problems that have not been considered under the above formula. The Company believes that its allowance must be viewed in its entirety and, therefore, is available for credit losses in its entire portfolio, including loans, credit-related commitments and other financial instruments. In the opinion of management, the allowance, when taken as a whole, is adequate to absorb reasonably estimated credit losses inherent in the Company's portfolio.

    An analysis of the loan loss allowance for the six month periods ended June 30, 2003 and June 30, 2002 and for the quarters ended June 30, 2003 and June 30, 2002 is set forth in the following table (in thousands):

                                       Quarter Ended     Six Months Ended
                                         June 30,            June 30,
                                    ------------------ --------------------
    Allowance for loan losses          2003    2002        2003     2002
    -------------------------          ----    ----        ----     ----

    Balance, beginning of period     $ 1,916  $ 1,623    $ 1,793  $ 1,603
    Net charge-offs (recoveries)
      Charge-offs                       (143)    (114)      (293)    (236)
      Recoveries                          58       74        121       96
                                      ------   ------     ------   ------

    Total net charge-offs                (85)     (40)      (172)    (140)
    Provision for loan losses            545      140        755      260
                                      ------   ------     ------   ------

      Balance, End of Period         $ 2,376  $ 1,723    $ 2,376  $ 1,723
                                      ======   ======     ======   ======

Item 2 Management's   Discussion  and  Analysis  of  Financial   Condition  and
       Results of Operations (Continued)

Allowance for Loan Losses (Continued)

   An analysis of the components of net charge-offs for the six month periods ended June 30, 2003 and June 30, 2002 and for the quarters ended June 30, 2003 and June 30, 2002 is set forth in the following table (in thousands):

                                       Quarter Ended     Six Months Ended
                                         June 30,           June 30,
                                    ------------------ --------------------
                                       2003     2002       2003     2002
                                       ----     ----       ----     ----
   Components of net charge-offs:
      Real estate                    $   (26) $    22    $   (33) $    13
      Commercial                          16       (2)        11      (18)
      Installment                        (75)     (60)      (150)    (135)
                                      -------  ------     -------  ------

      Total                          $   (85) $   (40)   $  (172) $  (140)
                                      =======  ======     =======  ======


     The following table shows the allocation of loans in the loan portfolio and the corresponding amounts of the allowance allocated by loan types as of June 30, 2003 and December 31, 2002:

                    June 30, 2003                   December 31, 2002
                    -------------                   -----------------

   Loan    Allowance   Percentage  Percentage of       Allowance  Percentage   Percentage of
   Type   Allocation  of Allowance  Total Loans      Allocation  of Allowance   Total Loans

Commercial  $  693          29%          20%            $  543         30%           21%
Mortgage       809          34%          59%               504         28%           57%
Consumer       734          31%          21%               652         37%           22%
Unallocated    140           6%            %                94          5%             %
             -----        ----          ---              -----        ---           ---

   Totals   $2,376         100%         100%            $1,793        100%          100%
             =====        ====          ===              =====        ===           ===


Item 2 Management's   Discussion  and  Analysis  of  Financial   Condition  and
       Results of Operations (Continued)

Securities

     The Company's securities portfolio serves numerous purposes. Portions of the portfolio may secure certain public and trust deposits. The remaining portions are held as investments or used to assist the Company in liquidity and asset/liability management. Total securities at June 30, 2003 were $32,700,000 compared to $25,537,000 at December 31, 2002. Securities as a percentage of total assets were 10.58% at June 30, 2002 compared to 8.74% at December 31, 2002.

     During 2002, high loan demand caused the Company to fund loan growth through reductions in balances of fed funds sold and securities. As a result, securities balances dropped dramatically during 2002. During the first six months of 2003, as loan demand slowed and deposit balances increased, the Company took steps to increase it's security portfolio to former levels. As interest rates remain low, the Company has been reluctant to purchase securities with long term maturities.

     The securities portfolio consists of three components, specifically, securities held to maturity, securities available for sale and other investments. Securities are classified as held to maturity when management has the intent and the Company has the ability at the time of purchase to hold the securities to maturity. Held to maturity securities are carried at cost, adjusted for amortization of premiums and accretion of discounts. Securities to be held for indefinite periods of time are classified as available for sale and accounted for at market value. Securities available for sale include securities that may be sold in response to changes in market interest rates, changes in the security's prepayment risk, increases in loan demand, general liquidity needs and other similar factors. Other investments include restricted securities whose ownership is required to participate in certain governmental programs.
The Company's recent purchases of all securities have generally been limited to securities of high credit quality with short to medium term maturities. Changes in the market values of securities available for sale are reflected as changes in stockholders' equity, net of the deferred tax effect. As of June 30, 2003, the fair value of the securities available for sale exceeded their cost by $400,000 ($252,000 after tax considerations).

Deposits

     The Company's main source of funds remains deposits received from individuals, governmental entities and businesses located within the Company's service area.

    Although interest rates remain at or near historical lows, in the latter months of 2002 and during the first quarter of 2003, the Company's subsidiary banks nonetheless experienced significant deposit growth as customers appeared to be more rate sensitive when making decisions regarding selection of financial institutions within which to place deposits.
Levels of competition for deposits in the Company's service area have caused the Company's subsidiary banks to traditionally pay higher rates on deposits than larger, statewide financial institutions. Although steps have been taken in recent years to reduce this differential and have been moderately successful, the subsidiary banks remain marginally above the competition in rates paid on deposits and these higher rates appear to have drawn deposit customers to the Company's subsidiary banks during recent months. Total deposits increased 5.68% between December 31, 2002 and June 30, 2003.

    Customers appear to be reluctant to commit to long-term, fixed rates on certificates when rates are at historical lows and instead are placing their deposits in accounts that are highly liquid and will allow them to respond quickly when rates increase. Accordingly, non-interest demand deposit balances grew 16.56% from December 31, 2002 to June 30, 2003, while interest bearing transaction account and savings account balances increased 3.35% and time deposit balances increased 4.49%. Time deposits continue to make up the bulk of deposit balances as time deposits equaled 60.78% of total deposits at June 30, 2003 and 61.47% of total deposits at December 31, 2002.

Item 2 Management's   Discussion  and  Analysis  of  Financial   Condition  and
       Results of Operations (Continued)

Capital

     The Company seeks to maintain a strong capital base to expand facilities, promote public confidence, support current operations and grow at a manageable level. As of June 30, 2003, the Company's total risk based capital ratio was 14.52% which is far above the regulatory minimum of 8.0%. The leverage ratio of total capital to total assets was 9.65% at June 30, 2003.

Dividends

     At its regular meeting on August 12, 2003, the Company's Board of Directors declared a dividend of 14 cents per share payable on September 30, 2003 to shareholders of record as of September 2, 2003.

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

     At June 30, 2003 the Company had a negative gap position through the first three months, shifting to a positive gap by the end of one year. With the largest amount of interest sensitive assets and liabilities repricing within one year, the Company believes it is in an excellent position to respond to rapid market rate changes quickly. Early withdrawal of deposits, prepayments of loans and loan delinquencies are some of the factors that could affect actual versus expected cash flows. In addition, changes in rates on interest sensitive assets and liabilities may not be equal, which could result in a change in net interest margin. While the Company does not match each of its interest sensitive assets against specific interest sensitive liabilities, it does review its positions regularly and takes actions to reposition it when necessary.

Item 2 Management's   Discussion  and  Analysis  of  Financial   Condition  and
       Results of Operations (Continued)


Regulatory Matters

     On August 13, 2003, a Memorandum of Understanding between the Board of Directors of Capon Valley Bank, the Federal Reserve Bank of Richmond and The West Virginia Division of Banking was presented to the Directors of Capon Valley Bank by representatives of the Federal Reserve Bank of Richmond. This Memorandum addressed issues cited by Federal Reserve examiners in their January 2003 examination. The Memorandum requires that certain management functions, including selected credit functions and internal control procedures, be improved within time frames set by the Federal Reserve Bank of Richmond. The Memorandum also requires that progress reports be filed on a scheduled basis with the Federal Reserve Bank of Richmond by the Management and Board of Capon Valley Bank and that Capon Valley Bank increase it's Allowance for Loan Losses (previously discussed under the Allowance for Loan Loss Section of Management Discussion and Analysis).


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

Table 1


                           HIGHLANDS BANKSHARES, INC.
                          NET INTEREST MARGIN ANALYSIS
                          (Dollar Amounts in Thousands)

                        Six Months Ended          Six Months Ended
                          June 30, 2003                   June 30, 2002
                     Average Income/          Average  Income/
                     Balance Expense Rates    Balance  Expense Rates
Interest Income
   Loans 1, 3
     Commercial5    $ 10,424 $  475   9.11%  $ 11,568  $  461    7.97%
     Consumer         49,016  2,594  10.58%    54,207   3,147   11.61%
     Real estate5    166,289  5,436   6.54%   144,180   4,948    6.86%
                     -------  -----  -----    -------   -----  ------

   Total             225,729  8,505   7.54%   209,955   8,556    8.15%

   Federal funds
     sold             21,551    123   1.14%    11,562      96    1.66%
   Interest bearing
     deposits          5,694     29   1.02%     5,324      65    2.44%
   Investments
     Taxable 4        28,920    468   3.24%    25,756     623    4.84%
     Tax exempt 2,4    4,202    128   6.09%     5,695     163    5.77%
                      ------  -----   ----    -------   -----   -----

   Total Earning
     Assets          286,096  9,253    6.47%  258,292   9,503    7.36%
                     -------  -----   -----   -------   -----   -----

Interest Expense
   Money markets      21,430      89    .83%   18,399     106    1.15%
   Savings            47,798     240   1.00%   41,575     305    1.47%
   Time deposits     165,640   2,988   3.61%  150,276   3,573    4.76%
   Other borrowed
     money             4,280     108   5.05%    4,344     103    4.74%
                      ------   -----   ----   -------   -----   -----

   Total Interest
     Bearing
     Liabilities     239,148   3,425   2.86%  214,594   4,087    3.81%
                     -------  ------   ----   -------   -----    ----

   Net Interest Income       $ 5,828                   $5,416
                              ======                    =====

   Net Yield on
     Interest Earning
     Assets                            4.07%                     4.19%
                                       ====                      ====

1 Interest income on loans includes loan fees.
2 On a taxable equivalent basis based on a tax rate of 37%.
3 Average Balances include non-accrual loans
4 Average  balance  information  is reflective of historical  cost and has not been adjusted for changes in market value.
5 Loans classified as Commercial loans in this analysis are loans for commercial purposes not secured by real estate. Loans for commercial purposes and secured by real estate may be classified as Commercial loans elsewhere in this document.

                           HIGHLANDS BANKSHARES, INC.
                          NET INTEREST MARGIN ANALYSIS
                          (Dollar Amounts in Thousands)

                        Three Months Ended       Three Months Ended
                          June 30, 2003                   June 30, 2002
                     Average Income/          Average  Income/
                     Balance Expense Rates    Balance  Expense Rates

Interest Income
   Loans 1, 3
     Commercial5    $ 10,895  $  255  9.36%  $ 11,708 $   226    7.72%
     Consumer         48,607   1,181  9.72%    53,837   1,578   11.72%
     Real estate5    167,254   2,844  6.80%   148,558   2,473    6.67%
                     -------   -----  ----    -------  ------  ------

   Total             226,756   4,280  7.55%   214,103   4,277    7.99%

   Federal funds
     sold             21,625      63  1.17%     9,777      42    1.72%
   Interest bearing
     deposits          6,008      14   .93%     5,300      32    2.42%
   Investments
     Taxable 4        31,361     234  2.98%    25,104     304    4.84%
     Tax exempt 2,4    4,242      61  5.75%     5,828      81    5.56%
                     -------   -----  ----    -------   -----   -----

   Total Earning
     Assets          289,992   4,652  6.42%   260,112   4,736    7.28%
                     -------  ------  ----    -------  ------   -----

Interest Expense
   Money markets      21,759      41   .75%    19,767      56    1.14%
   Savings            48,816     114   .93%    43,087     160    1.48%
   Time deposits     165,825   1,456  3.51%   146,032   1,665    4.56%
   Other borrowed
     money             4,614      57  4.94%     4,221      50    4.74%
                     -------   -----  ----    -------   -----   -----

   Total Interest
     Bearing
     Liabilities     241,014   1,668  2.77%   213,107   1,931    3.62%
                     -------  ------ -----    -------  ------   -----

   Net Interest
     Income                  $ 2,985                  $ 2,805
                              ======                   ======

   Net Yield on
     Interest Earning
     Assets                           4.12%                      4.31%
                                      ====                      =====

1 Interest income on loans includes loan fees.
2 On a taxable equivalent basis based on a tax rate of 37%.
3 Average Balances include non-accrual loans
4 Average  balance  information  is reflective of historical  cost and has not been adjusted for changes in market value.
5 Loans classified as Commercial loans in this analysis are loans for commercial purposes not secured by real estate. Loans for commercial purposes and secured by real estate may be classified as Commercial loans elsewhere in this document.

Table II

                           HIGHLANDS BANKSHARES, INC.
                       INTEREST RATE SENSITIVITY ANALYSIS
                                  JUNE 30, 2003
                            (In Thousands of Dollars)

                                                          More than
                                                           5 Years
                      1 - 90   91 - 365  1 to 3   3 to 5    or no
                       Days      Days     Years    Years   Maturity  Total
EARNING ASSETS

   Loans              $38,566  $ 99,352  $61,619  $11,882  $14,643 $226,062
   Fed funds sold      23,525                                        23,525
   Securities          10,029    11,690    7,316      726    2,939   32,700
   Time deposits in
     other banks        6,336       200                               6,536
                       ------    ------    -----    -----    -----  -------

   Total               78,456   111,242   68,935   12,608   17,582  288,823
                       ------   -------   ------   ------   ------  -------



INTEREST BEARING LIABILITIES

   Transaction
     accounts          21,329                                        21,329
   Money market
     savings           17,405                                        17,405
   Savings accounts    30,959                                        30,959
   Time deposits more
     than $100,000      6,222   23,003   12,096    7,746             49,067
   Time deposits less
     than $100,000     21,229   53,077   30,805   11,222            116,333
   Other borrowed money   142      425    1,134    1,134    2,128     4,963
                       ------   ------   ------ --------  -------   -------

   Total               97,286   76,505   44,035   20,102    2,128   240,056
                       ------   ------   ------   ------    -----   -------


Rate sensitivity GAP  (18,830)  34,737   24,900   (7,494)  15,454

Cumulative GAP        (18,830)  15,907   40,807   33,313   48,767

Ratio of cumulative
   interest sensitive
   assets to cumulative
   interest sensitive
   liabilities         80.65%   109.15%  118.73%  114.00%  120.32%


Assumes all transaction, money market and savings deposit accounts reprice within 90 days.

Item 3 Quantitative and Qualitative Disclosures About Market Risk

      Not Applicable

Item 4 Controls and Procedures

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

     We have established our disclosure controls and procedures to ensure that material information related to Highlands Bankshares, Inc. is made known to our principal executive officers and principal finance officer on a regular basis, in particular during the periods in which our quarterly and annual reports are being prepared. These disclosure controls and procedures consist principally of communications between and among the President and the Finance Officer, and the other executive officers of Highlands Bankshares, Inc. and its subsidiaries to identify any new transactions, events, trends, contingencies or other matters that may be material to the Company's operations. As required, we will evaluate the effectiveness of these disclosure controls and procedures on a quarterly basis. Based on this evaluation, the Management of Highlands Bankshares, Inc., including the Finance Officer, concluded that such disclosure controls and procedures were operating effectively as designed as of the date of such evaluation.

Changes in Internal Controls

     During the period reported upon, there were no significant changes in the internal controls of Highlands Bankshares, Inc. pertaining to its financial reporting and control of its assets or in other factors that could significantly affect these controls.

Part II Other Information

Item 1  Legal Proceedings--Not Applicable

Item 2  Changes in Securities--Not Applicable

Item 3  Defaults Upon Senior Securities--Not Applicable

Item 4  Submission of Matters to a Vote of Security Holders -

        On April 8, 2003, the stockholders held their annual meeting. The following items were approved by the shareholders by the required majority:

        1) Election of the Board of Directors as proposed in the proxy material without any additions or exceptions.
                  Thomas B. McNeill, Sr. 948,290   For   20,597   Against
                  Clarence E. Porter     964,480   For    4,407   Against
                  L. Keith Wolfe         965,620   For    3,624   Against
                  Steven C. Judy         965,380   For    3,507   Against
        2) Ratification of S. B. Hoover & Company, L.L.P. as auditors for the year ending December 31, 2003; 965,200 For, 2,607 Against, 1,080 Abstain

Item 5  Other Information --Not Applicable

Item 6  Exhibits and Reports on 8-K -

        (a) Exhibits

3 (i)   Articles  of   Incorporation   of  Highlands   Bankshares,   Inc.  are
        incorporated by reference to Appendix C to Highlands Bankshares, Inc.'s Form S-4 filed October 20, 1986.

3 (ii)  Bylaws of Highlands Bankshares,  Inc. are incorporated by reference to
        Exhibit 3(ii) to Highland  Bankshares,  Inc.'s Form 10-Q filed May 15,
        2003.

31.1 Certification of Chief Executive Officer Pursuant to section 302 of the Sarbanes-Oxley Act of 2002 Chapter 63, Title 18 USC Section 1350 (A) and (B).

31.2 Certification of Executive Officer Pursuant to section 302 of the Sarbanes-Oxley Act of 2002 Chapter 63, Title 18 USC Section 1350 (A) and
        (B).

31.3 Certification of Executive Officer Pursuant to section 302 of the Sarbanes-Oxley Act of 2002 Chapter 63, Title 18 USC Section 1350 (A) and
        (B).

31.4 Certification of Chief Financial Officer Pursuant to section 302 of the Sarbanes-Oxley Act of 2002 Chapter 63, Title 18 USC Section 1350 (A) and (B).

32.1 Statement of Chief Executive Officer and Financial Officer Pursuant to 18 U.S.C.ss.1350.

        (b) Reports on Form 8-K filed during the three months ended June 30, 2003--None

                                    Signature


    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       HIGHLANDS BANKSHARES, INC.



                                       /s/ LESLIE A. BARR
                                       --------------------------------------
                                       Leslie A. Barr
                                       President


                                       /s/ R. ALAN MILLER
                                       --------------------------------------
                                       R. Alan Miller
                                       Finance Officer


Date:  August 13, 2003