Form 10-Q
period 2003-09-30
HIGHLANDS BANKSHARES INC /WV/
filed 2003-11-14
CIK 756862

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-Q

(Mark One)

[X ] Quarterly Report Under Section 13 or 15(d)of the Securities Exchange Act of 1934

[  ]  Transition  Report  Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934


For the quarterly period ended September 30, 2003

Commission File No.   0-16761


                          HIGHLANDS BANKSHARES, INC.
                  (Exact name of registrant as specified in its charter)

           West Virginia                                           55-0650793
-----------------------------------                           ---------------
(State or Other Jurisdiction of                             (I.R.S. Employer
 Incorporation or Organization)                           Identification No.)


                               P. O. Box 929
                         Petersburg, West Virginia 26847

                               (304) 257-4111
             (Registrant's Telephone Number, Including Area Code)



      Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes X No
                                                            ----  ------

      Indicate by check mark whether the issuer is an accelerated filer (as defined in Rule 12b-2 of the Act). [ ]

    State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of October 31, 2003:
1,436,874 shares of Common Stock, $5 Par Value.

                          HIGHLANDS BANKSHARES, INC.


                                     INDEX


                                                                        Page

PART I    FINANCIAL INFORMATION

Item 1.   Financial Statements

          Unaudited Consolidated Statements of Income - Nine Months
          Ended September 30, 2003 and 2002                               2

          Unaudited Consolidated Statements of Income - Three Months
          Ended September 30, 2003 and 2002                               3

          Consolidated Balance Sheets - September 30, 2003
          (Unaudited) and December 31, 2002 (Audited)                     4

          Unaudited Consolidated Statements of Changes in Stockholders'
          Equity - Nine Months Ended September 30, 2003 and 2002          5

          Unaudited Consolidated Statements of Cash Flows - Nine Months
          Ended September 30, 2003 and 2002                               6

          Notes to Consolidated Financial Statements                      7

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations                   9

Item 3.   Quantitative and Qualitative Disclosures about Market Risk     23

Item 4.   Controls and Procedures                                        23


PART II   OTHER INFORMATION

Item 1.   Legal Proceedings                                              24

Item 2.   Changes in Securities and Use of Proceeds                      24

Item 3.   Defaults upon Senior Securities                                24

Item 4.   Submission of Matters to a Vote of Security Holders            24

Item 5.   Other Information                                              24

Item 6.   Exhibits and Reports on Form 8K                                24


          SIGNATURES                                                     25

PART I FINANCIAL INFORMATION
Item 1. Financial Statements

                          HIGHLANDS BANKSHARES, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
              (In Thousands of Dollars Except Per Share Amounts)
                                  (Unaudited)

                                                           Nine Months Ended
                                                             September 30
                                                          2003        2002
Interest Income
   Interest and fees on loans                           $ 12,795    $12,974
   Interest on federal funds sold                            170        126
   Interest on time deposits                                  44         85
   Interest and dividends on investment securities
     Taxable                                                 681        913
     Nontaxable                                              120        154
                                                         -------     ------

   Total Interest Income                                  13,810     14,252
                                                         -------     ------

Interest Expense
   Interest on time deposits over $100,000                 1,320      1,573
   Interest on other deposits                              3,473      4,161
   Interest on borrowed money                                175        154
                                                         -------     ------

   Total Interest Expense                                  4,968      5,888
                                                         -------     ------

Net Interest Income                                        8,842      8,364

Provision for Loan Losses                                    995        470
                                                         -------     ------

Net Interest Income After Provision for Loan Losses        7,847      7,894
                                                         -------     ------

Noninterest Income
   Service charges                                           454        431
   Gains on investment in insurance contracts                169        107
   Insurance income                                          159        149
   Other                                                     248        205
                                                         -------     ------

   Total Noninterest Income                                1,030        892
                                                         -------     ------

Noninterest Expense
   Salaries and employee benefits                          3,251      3,116
   Equipment and occupancy expense                           851        780
   Data processing                                           441        423
   Other                                                   1,461      1,498
                                                         -------     ------

Total Noninterest Expense                                  6,004      5,817
                                                         -------     ------

Income Before Income Taxes                                 2,873      2,969

Provision for Income Taxes                                   927        956
                                                         -------     ------

Net Income                                              $  1,946    $ 2,013
                                                         =======     ======

Per Share Data

   Net Income                                           $   1.35    $  1.38
                                                         =======     ======

   Cash Dividends                                       $    .42    $   .38
                                                         =======     ======

Weighted Average Common Shares Outstanding             1,436,874  1,461,792
                                                       =========  =========

       The accompanying notes are an integral part of these statements.

                          HIGHLANDS BANKSHARES, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
              (In Thousands of Dollars Except Per Share Amounts)
                                   (Unaudited)

                                                         Three Months Ended
                                                            September 30
                                                          2003         2002
Interest Income
   Interest and fees on loans                           $  4,289    $ 4,418
   Interest on federal funds sold                             48         30
   Interest on time deposits                                  15         20
   Interest and dividends on investment securities
     Taxable                                                 213        290
     Nontaxable                                               39         51
                                                         -------     ------

   Total Interest Income                                   4,604      4,809
                                                         -------     ------

Interest Expense
   Interest on time deposits over $100,000                   379        452
   Interest on other deposits                              1,097      1,298
   Interest on borrowed money                                 67         51
                                                         -------     ------

   Total Interest Expense                                  1,543      1,801
                                                         -------     ------

Net Interest Income                                        3,061      3,008

Provision for Loan Losses                                    240        210
                                                         -------     ------

Net Interest Income After Provision for Loan Losses        2,821      2,798
                                                         -------     ------

Noninterest Income
   Service charges                                           166        158
   Gains on investment in insurance contracts                 58         52
   Insurance income                                           52         53
   Other income                                               72         65
                                                         -------     ------

   Total Noninterest Income                                  348        328
                                                         -------     ------

Noninterest Expense
   Salaries and employee benefits                          1,110      1,050
   Equipment and Occupancy expense                           285        263
   Data processing expense                                   156        137
   Other                                                     525        550
                                                         -------     ------

   Total Noninterest Expense                               2,076      2,000
                                                         -------     ------

Income Before Income Taxes                                 1,093      1,126

Provision for Income Taxes                                   363        375
                                                         -------     ------

Net Income                                              $    730    $   751
                                                         =======     ======

Per Share Data

   Net Income                                           $    .51    $   .52
                                                         =======     ======

   Cash Dividends                                       $    .14    $   .13
                                                         =======     ======

Weighted Average Common Shares Outstanding             1,436,874  1,436,874
                                                       =========  =========

       The accompanying notes are an integral part of these statements.

                          HIGHLANDS BANKSHARES, INC.
                          CONSOLIDATED BALANCE SHEETS
                           (In Thousands of Dollars)

                                                     September 30,  December 31,
                                                        2003          2002
     ASSETS                                           (Unaudited)  (Audited)

Cash and due from banks                               $  6,281    $  8,226
Time deposits in other banks                             5,809       4,500
Federal funds sold                                      18,723      14,625
Securities held to maturity (note 2)                     1,365       1,369
Securities available for sale (note 3)                  32,618      23,496
Other investments (note 4)                                 961         672
Loans (note 5)                                         226,763     225,754
Allowance for loan losses (note 6)                      (2,414)     (1,793)
Bank premises and equipment                              6,610       6,873
Interest receivable                                      1,828       1,821
Investments in insurance contracts (note 7)              5,481       5,338
Other assets                                             1,525       1,466
                                                       -------     -------

   Total Assets                                       $305,550    $292,347
                                                       =======     =======

     LIABILITIES

Deposits:
   Noninterest bearing demand deposits                $ 35,668    $ 31,785
   Interest bearing
     Money market and checking                          21,350      20,936
     Money market savings                               16,011      16,996
     Savings                                            31,896      29,503
     Time deposits over $100,000                        49,316      45,392
     All other time deposits                           113,767     112,899
                                                       -------     -------

   Total Deposits                                      268,008     257,511

Borrowed money                                           5,393       4,030
Accrued expenses and other liabilities                   2,029       1,890
                                                       -------     -------

   Total Liabilities                                   275,430     263,431
                                                       -------     -------

   STOCKHOLDERS' EQUITY

Common stock ($5 par value, 3,000,000 shares
   authorized, 1,436,874 outstanding)                    7,184       7,184
Surplus                                                  1,662       1,662
Retained earnings                                       21,192      19,850
Accumulated other comprehensive income                      82         220
                                                       -------     -------


   Total Stockholders' Equity                           30,120      28,916
                                                       -------     -------

   Total Liabilities and Stockholders' Equity         $305,550    $292,347
                                                       =======     =======


       The accompanying notes are an integral part of these statements.



                          HIGHLANDS BANKSHARES, INC.
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                           (In Thousands of Dollars)
                                  (Unaudited)

                                                                           Accumulated
                                                                               Other
                                Common             Treasury   Retained    Comprehensive
                                Stock     Surplus    Stock     Earnings       Income        Total

Balance, December 31, 2002     $ 7,184   $ 1,662   $     0     $19,850     $    220      $ 28,916
   Comprehensive Income
   Net Income                                                    1,946                      1,946
   Net change in unrealized
     appreciation on
     investment
     securities available
     for sale,
     net of taxes                                                              (138)         (138)
                                                                                           ------

   Total Comprehensive Income                                                               1,808

   Cash dividends paid                                            (604)                      (604)
                                -----     ------    ------      -------       ------        ------

   Balances, September 30,
    2003                       $ 7,184   $ 1,662   $           $21,192      $    82      $ 30,120
                                =======   ======    =======     ======       ======       =======


                                                                           Accumulated
                                                                              Other
                                 Common          Treasury       Retained  Comprehensive
                                 Stock   Surplus   Stock        Earnings     Income       Total

Balance, December 31, 2001     $ 2,734   $ 1,662  $  (993)      $24,624     $   283      $ 28,310
   Comprehensive Income
   Net Income                                                     2,013                     2,013
   Net change in unrealized
     appreciation on investment
     securities available
     for sale,
     net of taxes                                                                39            39
                                                                                           ------

   Total Comprehensive Income                                                               2,052

   Treasury stock repurchased                      (1,217)                                 (1,217)
   Treasury stock retired         (340)             2,210        (1,870)
   Stock split effected in
     the form
     of dividend                 4,790                           (4,790)
   Cash dividends paid                                             (552)                     (552)
                                 -----    ------   ------         -------     ------       -------

   Balances, September 30,
     2002                      $ 7,184   $ 1,662  $           $  19,425    $    322      $ 28,593
                               =======    ======  ========    =========       =======    =======



       The accompanying notes are an integral part of these statements.

                          HIGHLANDS BANKSHARES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (In Thousands of Dollars)
                                   (Unaudited)

                                                            Nine Months Ended
                                                               September 30
                                                          2003         2002
Cash Flows from Operating Activities:
   Net income                                           $  1,946    $ 2,013
   Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depreciation                                          460        392
       Net securities amortization                           410        227
       Provision for loan losses                             995        470
       Gains on investment in insurance contracts           (143)      (137)
       Increase in interest receivable                        (7)      (170)
       Increase in other assets                              (59)      (286)
       Increase in accrued expenses                          139         55
                                                         -------     ------

   Net Cash Provided by Operating Activities               3,741      2,564
                                                         -------     ------

Cash Flows from Investing Activities:
   Net change in time deposits in other banks             (1,309)     2,967
   Net change in federal funds sold                       (4,098)     5,035
   Proceeds from maturities of securities available
     for sale                                             12,459      6,817
   Proceeds from maturities of securities held
     to maturity                                               1        232
   Purchase of securities available for sale             (22,124)    (3,876)
   Purchase of other investments                            (290)       (67)
   Net change in loans                                    (1,383)   (19,903)
   Purchase of property and equipment                       (199)      (305)
                                                         --------    ------

   Net Cash Consumed by Investing Activities             (16,943)    (9,100)
                                                         --------    ------

Cash Flows from Financing Activities:
   Net change in time deposits                             4,792     (4,613)
   Net change in other deposits                            5,705     14,430
   Dividends paid in cash                                   (604)      (552)
   Purchase of treasury stock                                        (1,217)
   Repayment of borrowed money                              (421)      (366)
   Additional borrowed money                               1,785
                                                         -------     ------

   Net Cash Provided by Financing Activities              11,257      7,682
                                                         -------     ------

Net Increase (Decrease) in Cash and Cash Equivalents      (1,945)     1,146

Cash and Cash Equivalents, Beginning of Period             8,226      6,492
                                                         -------     ------

Cash and Cash Equivalents, End of Period                $  6,281    $ 7,638
                                                         =======     ======

Supplemental Disclosures:
   Cash Paid For:
     Income taxes                                       $  1,050    $   956
     Interest                                              5,030      6,078

       The accompanying notes are an integral part of these statements.

                          HIGHLANDS BANKSHARES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1    ACCOUNTING PRINCIPLES:

             The consolidated financial statements conform to U. S. generally accepted accounting principles and to general industry practices. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normally occurring accruals) necessary to present fairly the financial position as of September 30, 2003 and the results of operations for the three month periods and nine month periods ended September 30, 2003 and 2002.

              The notes included herein should be read in conjunction with the notes to financial statements included in the 2002 annual report to stockholders of Highlands Bankshares, Inc.


NOTE 2    SECURITIES HELD TO MATURITY:

             The amortized cost and fair value of securities held to maturity as of September 30, 2003 and December 31, 2002, are as follows (in thousands):

                                         2003                  2002
                                    ----------------     ---------------
                                    Amortized  Fair       Amortized   Fair
                                     Cost      Value        Cost      Value

          Mortgage-backed
            securities              $     2  $     2      $    4   $     4
          Obligations of states and
            political subdivisions    1,363    1,457       1,365     1,447
                                     ------   ------       -----    ------

            Total                   $ 1,365  $ 1,459      $1,369   $ 1,451
                                     ======   ======       =====    ======


NOTE 3    SECURITIES AVAILABLE FOR SALE:

             The amortized cost and fair value of securities available for sale as of September 30, 2003 and December 31, 2002 are as follows (in thousands):

                                              2003                  2002
                                         ---------------      ----------------
                                       Amortized   Fair       Amortized   Fair
                                       Cost        Value        Cost      Value

          US Treasury securities and
            obligations of US
            Government
            corporations and agencies  $  19,111 $ 19,232   $  8,844   $  8,961
          Mortgage-backed securities       7,307    7,367      5,410      5,582
          Obligations of states and
            political subdivisions         3,692    3,744      4,238      4,350
          Other investments                2,269    2,275      4,540      4,603
                                         --------   -----     -------   --------

            Total                       $ 32,379 $ 32,618   $ 23,032   $ 23,496
                                         ======   ======     ======      ======

                          HIGHLANDS BANKSHARES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 4    OTHER INVESTMENTS

            Other investments totaling $ 961,000 include investments in the Federal Home Loan Bank and other governmental entities whose transferability is restricted.


NOTE 5    LOANS OUTSTANDING:

             A summary of loans outstanding as of September 30, 2003 and December 31, 2002, is as follows (in thousands):

                                                        2003         2002

          Commercial                                  $ 42,701    $ 47,089
          Real estate - construction                     7,090       6,813
                      - mortgages                      128,145     121,558
          Consumer installment                          48,827      50,294
                                                       -------     -------

          Net loans outstanding                       $226,763    $225,754
                                                       =======     =======


NOTE 6    ALLOWANCE FOR LOAN LOSSES:

             A summary of transactions in the allowance for loan losses for the nine months ended September 30, 2003 and 2002 follows:

                                                        2003         2002

          Balance, beginning of period                $  1,793    $  1,603
          Provisions charged to operating expenses         995         470
          Loan recoveries                                  206         117
          Loan charge-offs                                (580)       (409)
                                                       --------    -------

            Balance, end of period                    $  2,414    $  1,781
                                                       =======     =======


NOTE 7    INVESTMENT IN INSURANCE CONTRACTS:

             Investment in insurance contracts consist of single premium insurance contracts which have the dual purposes of providing a rate of return to the Company approximately equal to the Company's average cost of funds and providing retirement benefits to employees. The carrying value of these investments was $5,481,000 at September 30, 2003 and $5,338,000 at December 31, 2002.

                          HIGHLANDS BANKSHARES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 8    CAPITAL STOCK TRANSACTIONS:

       In the second quarter of 2002, the Company repurchased stock from unrelated parties in two separate transactions. Total shares repurchased were 22,940 at a cost of $1,217,000.

     In June 2002, the Company approved a stock split effected in the form of a dividend which was distributed September 3, 2002 to shareholders of record as of August 1, 2002. This transaction resulted in an increase of shares outstanding from 478,958 as of June 30, 2002 to 1,436,874 as of September 30, 2002. Earnings per share and dividends per share calculations for prior periods were adjusted for this stock dividend. The Board of Directors also voted to retire 67,806 shares of treasury stock in the third quarter of 2002.




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

Recent Accounting Pronouncements

        No recent accounting pronouncements had a material impact on the Company's consolidated financial statements.

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


Overview

    Year to Date

    The Company's net income for the first nine months of 2003 decreased 3.33% compared to the same period in 2002. Earnings per share were $1.35 for 2003 compared to $1.38 for 2002. The Company's annualized return on average equity was 8.75% in 2003 compared to 9.47% for 2002. Return on average assets was .85% for 2003 and .96% for 2002, respectively.

    Net interest income before provision for loan losses increased 5.71% from 2002 despite a decrease in the average loan balances year-to-date to deposit ratio from 86.44% in 2002 to 83.89% in 2003. Due to regulatory guidance and the recognition by Management of a need for additional allowance for loan losses caused by increased delinquencies and the threat of continued economic decline, the provision for loan losses charged against income during the nine months of 2003 was $995,000, up from $470,000 during the first nine months of 2002.

    Noninterest income rose as net insurance earnings by HBI Life Insurance Company increased 205.04% and fiduciary earnings by Highlands Bankshares Trust Company increased 78.65%. Service charge incomes were up 5.33% as the Company's operations continue to expand.

    Noninterest expenses increased 3.21%. Salary expenses grew 4.33% due largely to customary employee merit pay increases and increases in pension costs. Data processing expense continues to grow as the company's asset base grows and equipment expenses have increased as multiple projects have been begun to upgrade operational systems.


    Quarter Ending September 30

    Net income for the quarter ending September 30, 2003 decreased to $730,000 from $751,000 during the third quarter of 2002. Annualized return on average assets for the quarter were .95% and return on average equity was 9.72%.

     A 1.76% increase in net interest income and a 6.10% increase in noninterest income were offset by increases in noninterest expense (3.80%) and an increase in the provision for loan losses (14.29%).

Item 2. Management's   Discussion  and  Analysis  of  Financial  Condition  and
        Results of Operations (Continued)

Net Interest Income

    Year to Date

    Net interest income for the first nine months of 2003 was 5.72% greater than net interest income of the same period in 2002. The company experienced a net interest margin of 4.15% during the first nine months of 2003, down from 4.28% during the same period in 2002.

    Compared to recent prior quarters, increases in loan demand slowed considerably during the latter part of 2002, and this continued into 2003. Average loan balances January through September grew 13.25% from 1999 to 2000, 14.23% from 2000 to 2001 and 9.19% from 2001 to 2002. From 2002 to 2003, the
Company's growth of average loan balances January through September increased 5.13% and the gross loan balance as of September 30, 2003 was .45% greater than at December 31, 2002. While loan demand has been stable enough to maintain current balances of loans outstanding, Management expects that due to continued sluggish conditions in both the national and local economies, coupled with increased competition for loans, loan growth in the near future will remain relatively low. Continued decreases by the Federal Reserve Board (the "Fed") during 2002 of the target rate for fed funds coupled with increased competition for loans, both from local community banks and larger state and national mortgage firms, contributed to a drop of 49 basis points on interest earned on loans.

    Demand for deposit products was strong through the later parts of 2002 and early portions of 2003. This caused the average balance of interest bearing deposits during the first nine months of 2003 to increase 8.08% when compared to 2002. The largest portions of this growth was seen during the first quarter of 2003 as deposits grew 4.68% from December 31, 2002 to March 31, 2003. As loan demand growth began to flatten over this same time period, both of the Company's subsidiary banks began to experience increasing balances of lower earning liquid assets such as deposits in other banks and fed funds sold and lowered deposit rates accordingly to slow deposit growth. Deposit balances have declined .58% from March 31, 2003 to September 30, 2003. Historically, levels of competition for deposits in the Company's service area and the cash needs generated by loan growth have caused the Company's subsidiary banks to traditionally pay higher rates on deposits than larger, statewide financial institutions. The increasing liquidity position through the first nine months of 2003 caused it to be unnecessary to pay significantly higher deposit rates than other local institutions, and the rates at both of the Company's subsidiary banks are at present typically near those of other local banks and depository institutions. Older, above market time deposits continued to mature during 2003 and have been replaced by time deposits with lower rates, causing a 91 basis point decline in average rates paid on time deposits during 2003 compared to 2002.

    During 2001 and 2002, loan growth was funded in part through reductions in balances of fed funds sold and investment securities. As loan growth slowed and deposit growth increased early in the year, the funds from the increased deposits were used in part to increase balances of investment securities and fed funds sold. A 109.90% increase in average fed funds sold offset a 59 basis point decline in rates to cause a $44,000 increase in earnings on fed funds sold. An 8.59% increase in average securities balances was offset by a decline in rates earned on securities due to the depressed interest rate environment.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Net Interest Income (Continued)

    The Company periodically borrows money from the Federal Home Loan Bank
(FHLB). These borrowings are typically used to fund loan growth but have also been used to fund renovation of Capon Valley Bank's main office building. Expenses related to other borrowed fund rose from $154,000 during 2002 to $175,000 during 2003. Year to date average balances of borrowed funds increased 6.30% from the first nine months of 2002 compared to the same period in 2003 and the September 30, 2003 balance of other borrowed funds was 33.82% higher than at December 31, 2002. Although the Company has found itself in an extremely favorable liquidity position such that new loans could be funded through balances of more liquid lower earning assets such as fed funds sold, the Company during 2003 has chosen to fund certain larger fixed rate commercial loans by borrowing from the Federal Home Loan Bank (FHLB). In borrowing from the FHLB at fixed rates and maturity periods similar to these larger commercial loans, the Company has attempted to minimize future interest rate risk.


    Quarter Ending September 30

    Net interest income on a taxable equivalent basis for the period ending September 30, 2003 increased 1.51% compared to the same quarter in 2002. The average balance of all interest bearing assets during the quarter increased 9.19% over the same period a year ago while the balance of interest bearing liabilities grew 7.05%. Rate cuts by the Fed during 2001 and 2002 contributed to declining yields as higher yielding loans and securities matured and were replaced by lower yielding assets. This decline in yields was offset in part by a reduction on the average cost of interest bearing liabilities. Balances of fed funds sold and interest bearing deposits increased substantially as the loan growth experienced in recent years slowed and was outpaced by deposit growth.

    A complete yield analysis is shown as Table I on page 21.

Noninterest Income

    Year to Date

       Noninterest income totaled $1,030,000 during the first nine months of 2003, an increase of 15.47% from the same period a year ago. Service charge income on accounts increased 5.33%. Income related to the sale of insurance products and the insurance earnings of HBI Life Insurance Company increased 76.77% from a year ago to $189,000. Gains on sales of other real estate owned decreased from $22,000 in 2002 to $8,000 in 2003. As the company's asset and customer base continues to grow, transaction related fees rose 12.14% during 2003 as compared to 2002.


    Quarter Ending September 30

    Noninterest income for the quarter ended September 30, 2003 increased 6.10% compared to the same period a year ago. Service charge income increased compared to 2002 due to expanded operations. Although insurance related income and trust fees have increased year to date, both areas of these operations decreased during the third quarter of 2003 as compared to 2002. Transaction related fees increased 12.48% during the third quarter of 2003 compared to 2002.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


Noninterest Expenses

    Year to Date

    Noninterest expense totaled $6,004,000 during the first nine months of 2003, an increase of 3.21% over the same period in 2002.

    The cost of salaries and employee benefits increased 4.33%. While customary merit increases contributed to the increase, also playing a significant role in the increase were increases in pension costs. Due to the depressed investment market, costs relating to Grant County Bank's defined benefit plan have increased.

    Occupancy and equipment expense increased 9.10%. As the Company's subsidiary banks have sought to improve their operational capabilities, projects have been undertaken to upgrade systems. This has caused the Company's equipment depreciation expense to increase 17.35% compared to 2002. As these upgrades continue, the company expects these costs to continue to rise in the near future, with this increase being offset by cost advantages in other areas as these systems provide greater efficiency. Advertising expense fell 35.69% during the first nine months of 2003 compared to the same period in 2002: during 2002, The Grant County Bank incurred fees for a celebration of its 100th year anniversary. Director Fees increased 14.70% and largely due to expanded audit procedures and regulatory examinations, legal and professional fees increased 17.68%.

    Quarter Ending September 30

    Overall, noninterest expenses increased 3.80% for the quarter ending September 30, 2003 compared to the quarter ending September 30, 2002 for largely the same reasons as the year-to-date increases in noninterest expense.

Loan Portfolio

    The Company is an active residential mortgage and construction lender and generally extends commercial loans to small and medium sized businesses within its primary service area. The Company's commercial lending activity extends across its primary service areas of Grant, Hardy, Randolph, Mineral, Hampshire, and northern Pendleton counties in West Virginia and western Frederick County in Virginia. Consistent with its focus on providing community-based financial services, the Company does not attempt to diversify its loan portfolio geographically by making significant amounts of loans to borrowers outside of its primary service area.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Loan Portfolio (Continued)

    The loan to deposit ratio was 84.98% at September 30, 2003 compared to 87.67% at December 31, 2002 and 89.37% one year ago. The downturn in both the national and local economies has had an impact on the slowing loan growth as quality loans have been more difficult to obtain. However, loan demand has remained strong enough such that the Company has been able to maintain its loan balances. Barring any significant changes in the local or national economies, loan demand is expected to remain satisfactory in the near future. Significant growth in loan balances is not expected in the coming quarters, but Management expects current balances of loans to continue at or near their current levels.


Asset Quality and Risk Elements

    Nonperforming loans include nonaccrual loans, loans 90 days or more past due and restructured loans. Nonaccrual loans are loans on which interest accruals have been suspended or discontinued permanently. Restructured loans are loans on which the original interest rate or repayment terms have been changed due to financial hardship of the borrower.

    The following table summarizes the company's non-performing loans for the periods ended September 30, 2003 and December 31, 2002.

                                                      September 30, December 31,
      (in thousands)                                     2003           2002
                                                          ----          ----

      Nonaccrual loans                                 $     958    $     299
      Restructured loans                                     642          662
      Loans past due 90 days or more
        and still accruing interest                        2,797        1,918


        Total                                          $   4,397    $   2,879
                                                        ========     ========


    Growth of delinquencies in the consumer loan portfolio has been a primary cause of the balances of loans 90 days or more past due rising 45.83% since December 31, 2002. Unless collections on these loans improve and balances are reduced, a larger portion of these loans than has been historically customary may need to be charged off in the coming quarters. This may have an effect of lowering the Allowance for Loan Losses to unacceptable levels and the Company may need to contribute a larger provision to the Allowance than has been customary.

    Real estate acquired through foreclosure was $263,000 at September 30, 2003 and $517,000 at December 31, 2002. All foreclosed property held was in the Company's primary service area. The Company's practice is to value real estate acquired through foreclosure at the lower of (i) an independent current appraisal or market analysis less anticipated costs of disposal, or (ii) the existing loan balance. The Company is actively marketing all foreclosed real estate and does not anticipate material write-downs in value before disposition.

    An inherent risk in the lending of money is that the borrower will not be able to repay the loan under the terms of the original agreement. The allowance for loan losses (see subsequent section) provides for this risk and is reviewed periodically for adequacy. This review also considers concentrations of loans in terms of geography, business type or level of risk. While lending is geographically diversified within the service area, the Company does have some concentration of loans in the area of agriculture (primarily poultry farming), timber and related industries. Management recognizes these concentrations and considers them when structuring its loan portfolio. As of September 30, 2003, management is not aware of any significant potential problem loans in which the debtor is currently meeting their obligations as stated in the loan agreement but which may change in future periods.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Allowance for Loan Losses (Continued)

     Management has analyzed the potential risk of loss on the Company's loan portfolio given the loan balances and the value of the underlying collateral and has recognized losses where appropriate. Nonperforming loans are closely monitored on an ongoing basis as part of the Company's loan review process. Management reviews the loan loss allowance at the end of each quarter. Based primarily on the Company's loan classification system, which classifies problem credits as substandard, doubtful or loss, additional provisions for losses are made monthly. The ratio of the allowance for loan losses to total loans outstanding was 1.07% at September 30, 2003, 1.05% at June 30, 2003, .85% at March 31, 2003 and .79% at December 31, 2002. This increasing ratio represents Management's belief that rising delinquencies and continued economic stagnation have created larger losses in the loan portfolio. As economic conditions continue to be stagnant, delinquencies have continued to rise and loans which have not previously been classified as impaired, doubtful, substandard, or special mention in recent periods have been moved into one of these categories. This increase in delinquencies, coupled with a request by bank examiners of Capon Valley Bank to increase that Bank's allowance for loan loss, has led to a $995,000 provision charged against income during 2003.

      In early 2003, during the course of routine examination of the Company's two subsidiary banks, The Grant County Bank and Capon Valley Bank, examiners identified certain supervisory issues. Results of these regulatory examinations are not published or publicly available. During these examinations, one of the regulatory agencies exerting supervisory control on the Company's subsidiary banks indicated that a requirement for an increased allowance for loan losses would be directed to Capon Valley Bank. In prior 10-Q and 10-K filings, the Company indicated that Management of the Bank did not agree with the regulator's conclusions, that the regulatory directive did not meet the requirements of GAAP, and was in the process of appealing those conclusions. During recent months, a directive for an increase in the allowance, significantly reduced from earlier indications, was presented to the Bank. This reduced amount, coupled with a continued rise in delinquencies and loan impairments, prompted a Management decision to comply with the reduced requirement and to increase the allowance for loan losses during the second quarter of 2003.

      Because of its large impact on the local economy, Management continues to monitor the economic health of the poultry industry. The Company has direct loans to poultry growers and the industry is a large employer in the Company's trade area. Loan requests for poultry house loans or expansion continue to be presented for approval. In June of 2003, Pilgrim's Pride Corporation announced the purchase of certain divisions of ConAgra Foods, Inc. including processing facilities operated by ConAgra in Hardy County. Management anticipates that this purchase will have no adverse impact on operations of either subsidiary bank or on the operations of the non-bank subsidiaries. In the fall of 2002, Perdue Farms, Inc. ceased operations at its Petersburg processing plant. At present, this facility sits idle. In part because of this closure, the unemployment rate in Grant County grew from 6.7% in October of 2002 to 12.20% in May of 2003. However, this rate has been declining in recent months, and the unemployment rate for the County stood at 7.7% in September 2003. While management believes that this closure has contributed to the slow-down in loan growth, the overall impact of the closure on the Company has been minimized by the Company's geographic diversity as the other counties in the Company's primary service area maintain healthy economies.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Allowance for Loan Losses (Continued)

     The adequacy of the allowance for loan losses is computed quarterly and the allowance, if necessary, is adjusted prior to the issuance of the quarterly financial statements. All loan losses charged to the allowance are approved by the boards of directors of each bank at their regular meetings. The allowance is reviewed for adequacy after considering historical loss rates, current economic conditions (both locally and nationally) and any known credit problems that have not been considered under the above formula. The Company believes that its allowance must be viewed in its entirety and, therefore, is available for credit losses in its entire portfolio, including loans, credit-related commitments and other financial instruments. In the opinion of management, the allowance, when taken as a whole, is adequate to absorb reasonably estimated credit losses inherent in the Company's portfolio.

    An analysis of the loan loss allowance for the nine month periods ended September 30, 2003 and September 30, 2002 and for the quarters ended September 30, 2003 and September 30, 2002 is set forth in the following table (in thousands):

                                       Quarter Ended     Nine Months Ended
                                       September 30,        September 30,
    Allowance for loan losses          2003    2002       2003     2002
    -------------------------          ----    ----       ----     ----

    Balance, beginning of period     $ 2,376  $ 1,723    $ 1,793  $ 1,603
    Net charge-offs (recoveries)
      Charge-offs                       (287)    (173)      (580)    (409)
      Recoveries                          85       21        206      117
                                      ------   ------     ------   ------

    Total net charge-offs               (202)    (152)      (374)    (292)
    Provision for loan losses            240      210        995      470
                                      ------   ------     ------   ------

      Balance, End of Period         $ 2,414  $ 1,781    $ 2,414  $ 1,781
                                      ======   ======     ======   ======



    An analysis of the components of net charge-offs for the nine month periods ended September 30, 2003 and September 30, 2002 and for the quarters ended September 30, 2003 and September 30, 2002 is set forth in the following table (in thousands):

                                       Quarter Ended     Nine Months Ended
                                       September 30,        September 30,
                                     ----------------    -----------------------
                                       2003      2002       2003     2002
                                       ----      ----       ----     ----
   Components of net charge-offs:
      Real estate                    $        $   (19)   $   (33)   $    (6)
      Commercial                         (51)     (74)       (40)       (92)
      Installment                       (151)     (59)      (301)      (194)
                                      -------  ------     -------   ------

      Total                          $  (202) $  (152)   $  (374)   $  (292)
                                      =======  ======     =======    ======

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Allowance for Loan Losses (Continued)

     The following table shows the allocation of loans in the loan portfolio and the corresponding amounts of the allowance allocated by loan types as of September 30, 2003 and December 31, 2002:

                           September 30, 2003                        December 31, 2002
                           ------------------                         -----------------

   Loan         Allowance     Percentage   Percentage of    Allowance   Percentage      Percentage of
   Type         Allocation   of Allowance   Total Loans    Allocation   of Allowance     Total Loans

Commercial       $    740        31%           19%         $     543        30%              21%
Mortgage              831        34%           60%               504        28%              57%
Consumer              762        32%           21%               652        37%              22%
Unallocated            81         3%             %                94         5%                %
                   ------       ----          ----          --------      -----              ---
   Totals        $  2,414       100%          100%          $  1,793       100%             100%
                  =======       ====           ===           ======       =====             =====


Securities

     The Company's securities portfolio serves numerous purposes. While providing the Company with a return, portions of the portfolio may secure certain public and trust deposits and the remaining portions are used to assist the Company in liquidity and asset/liability management. Securities as a percentage of total assets were 11.44% at September 30, 2003 compared to 8.74% at December 31, 2002. During 2002, loan growth was funded in part through reductions in securities holdings. As loan growth slowed through the fourth quarter of 2002 and into 2003, securities relative to total assets have been increased.

     The securities portfolio consists of three components, specifically, securities held to maturity, securities available for sale and other investments. Securities are classified as held to maturity when management has the intent and the Company has the ability at the time of purchase to hold the securities to maturity. Held to maturity securities are carried at cost, adjusted for amortization of premiums and accretion of discounts. Securities to be held for indefinite periods of time are classified as available for sale and accounted for at market value. Securities available for sale include securities that may be sold in response to changes in market interest rates, changes in the security's prepayment risk, increases in loan demand, general liquidity needs and other similar factors. Other investments include restricted securities whose ownership is required to participate in certain governmental programs. The Company's recent purchases of all securities have generally been limited to securities of high credit quality with short to medium term maturities. Changes in the market values of securities available for sale are reflected as changes in stockholders' equity, net of the deferred tax effect. As of September 30, 2003, the fair value of the securities available for sale exceeded their cost by $239,000 ($151,000 after tax considerations).

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


Deposits

     The Company's main source of funds remains deposits received from individuals, governmental entities and businesses located within the Company's service area. Deposit accounts include demand deposits, savings, money market and certificates of deposit.

     Deposit balances increased 4.08% from December 31, 2002 and September 30, 2003. The average cost of deposits for the first nine months of 2003 was 2.72% compared to 3.52% for the same period in 2002. The majority of the Company's deposits are time deposits that are attractive to persons seeking high yields on their deposits but without the need for liquidity.

Capital

     The Company seeks to maintain a strong capital base to expand facilities, promote public confidence, support current operations and grow at a manageable level. As of September 30, 2003, the Company's total risk based capital ratio was 12.55% which is above the regulatory minimum of 8.0%. The leverage ratio of total capital to total assets was 9.66% at September 30, 2003.

     Highlands Bankshares, Inc. operating funds, funds with which to pay shareholder dividends and funds for the exploration of new business ventures have been, in the past, supplied through dividends paid by subsidiary banks. The various regulatory authorities impose restrictions on dividends paid by a state bank. A state bank cannot pay dividends without the consent of the relevant banking authorities in excess of the total net profits of the current year and the combined retained profits of the previous two years. As of October 1, 2003, the subsidiary banks could pay dividends to Highlands Bankshares, Inc. of approximately $1,593,000 without permission of the regulatory authorities. The following tables summarize the dividend limits (in thousands) as of October 1, 2003 for Capon Valley Bank (CVB) and The Grant County Bank (GCB).

                 2001               2002           2003 Year to Date   Dividend
            Net                Net                   Net                Limit
          Income  Dividends  Income    Dividends   Income  Dividends  October 1,
                                                                         2003
          ----------------------------------------------------------------------
CVB      $1,110   $1,532   $ 1,076     $  975     $   562   $   --   $  241
GCB       1,468    1,531     1,627        975       1,417      653    1,352
          -----    -----    ------        ---      ------    -----    -----
Total    $2,578   $3,063   $ 2,703    $ 1,950     $ 1,979   $  653   $1,593

     In addition to regulatory restrictions on dividends, the Company's subsidiary banks must maintain certain regulatory minimum levels of capital. During 2001 and 2002, the Company funded the creation of Highlands Bankshares Trust Company and repurchased shares of the Company's stock through dividends from the subsidiary banks. Although these large subsidiary dividends, coupled with decreased return on average assets during recent quarters, have created the need for the Company to more closely manage its Capital, management does not foresee the need for a reduction in shareholder dividends in the foreseeable future or for there to be a problem with the subsidiary banks being able to dividend operating funds to the holding company.

     In addition to funds from the subsidiaries, the Company has at its disposal other options for funding which include, but are not limited to, Trust Preferred Securities and debt. The Company is currently pursuing a line of credit with a commercial bank. This line of credit will be used to more closely manage capital to maximize the business opportunities of the Company and it subsidiaries. It is anticipated that this debt will be obtained during the fourth quarter of 2003.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Liquidity

     Liquidity is the ability to meet present and future loan commitments, deposit withdrawals and operating cash needs. Liquidity is provided primarily from cash provided by operations and reduction of cash on hand, funds deposited with other financial institutions and fed funds sold. Additional liquidity needs can be met through the acquisition of deposits, borrowings from the Federal Home Loan Bank, and through fed funds purchased. To further meet its liquidity needs, the Company also maintains lines of credit with correspondent financial institutions and the Federal Reserve Bank of Richmond.

     As of September 30, 2003, the Company's total of cash, due from banks and fed funds sold totaled $30,813 or 11.19% of total liabilities. The Company's ability to obtain deposits and purchase funds at favorable rates determines its liquidity exposure. As a result of the Company's management of liquid assets and the ability to generate liquidity through liability funding, management believes that the Company maintains overall liquidity sufficient to satisfy its depositors' requirements and meet its customers' credit needs. In the past, growth in deposits has been sufficient to fund the net increase in loans and investment securities.

     The primary needs for liquidity with the Company exist within the operations of the subsidiary banks. However, certain operations such as administrative functions occur within the parent company. Operating liquidity for Highlands Bankshares Inc. comes from dividends from its subsidiaries. Although the additional management of dividends as discussed above is needed, the Company expects that no regulatory dividend restriction will cause the subsidiary banks to not be able to dividend funds to Highlands Bankshares, Inc. and that the Company will be able to meet the operational obligations of it's parent organization.

Interest Rate Sensitivity

     In conjunction with maintaining a satisfactory level of liquidity, management must also control the degree of interest rate risk assumed on the balance sheet. Managing this risk involves regular monitoring of the interest sensitive assets relative to interest sensitive liabilities over specific time intervals.

     At September 30, 2003 the Company had a negative gap position through the first three months, shifting to a positive gap by the end of one year. With the largest amount of interest sensitive assets and liabilities repricing within one year, the Company believes it is in an excellent position to respond quickly to rapid market rate changes. Early withdrawal of deposits, prepayments of loans and loan delinquencies are some of the factors that could affect actual versus expected cash flows. In addition, changes in rates on interest sensitive assets and liabilities may not be equal, which could result in a change in net interest margin. While the Company does not match each of its interest sensitive assets against specific interest sensitive liabilities, it does review its positions regularly and takes actions to reposition it when necessary.

Securities and Exchange Commission Web Site

     The Securities and Exchange Commission maintains a Web site that contains reports, proxy and information statements and other information regarding registrants that file electronically with the Commission, including Highlands Bankshares, Inc., and the address is (http://www.sec.gov).

TABLE I
                                 HIGHLANDS BANKSHARES, INC.
                               NET INTEREST MARGIN ANALYSIS
                              (Dollar Amounts in Thousands)

                        Nine  Months Ended                Nine Months Ended
                        September  30, 2003              September 30, 2002
                     ---------------------------     --------------------------
                     Average     Income/               Average    Income/
                     Balance    Expense    Rates       Balance    Expense  Rates
Interest Income
   Loans 1, 3
     Commercial 5    $ 11,278   $  702     8.30%      $ 13,543    $  716   7.05%
     Consumer          48,979    3,710    10.10%        53,715     4,509  11.19%
     Real estate 5    165,838    8,383     6.74%       147,813     7,749   6.99%
                      -------   ------    ------       -------     -----  -----

   Total              226,095   12,795     7.55%       215,071    12,974   8.04%
   Federal funds
     sold              21,219      170     1.07%        10,109       126   1.66%
   Interest bearing
     deposits           5,952       44      .99%         5,055        85   2.24%
   Investments
     Taxable 4         29,044      681     3.13%        24,932       913   4.88%
     Tax exempt 2,4     3,974      188     6.30%         5,473       244   5.94%
                        -----    -----     ----          -----     -----   -----

   Total Earning
      Assets          286,284   13,878     6.46%       260,640    14,342   7.34%
                     ---------   -----   -------       -------    ------  -----

Interest Expense
   Money markets       21,186      113      .71%        19,293       175   1.21%
   Savings             47,937      313      .87%        43,255       424   1.35%
   Time deposits      165,560    4,367     3.52%       154,587     5,134   4.43%
   Borrowed money       4,589      175     5.08%         4,317       154   4.76%
                        -----    -----     ----         -----      -----   -----

   Total Interest
     Bearing
     Liabilities      239,272    4,968     2.77%       221,452     5,887   3.54%
                      -------   -------   ------       -------     -----   -----

   Net Interest Income         $ 8,910                           $ 8,455
                                 =====                             =====

   Net Yield on
     Interest Earning
     Assets                                4.15%                           4.33%
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


       21 (Continued)

TABLE I


                              HIGHLANDS BANKSHARES, INC.
                            NET INTEREST MARGIN ANALYSIS
                            (Dollar Amounts in Thousands)

                             Three Months Ended           Three Months Ended
                             September 30, 2003            September 30, 2002
                        --------------------------   --------------------------
                       Average    Income/              Average   Income/
                       Balance    Expense     Rates    Balance  Expense    Rates
Interest Income
   Loans 1, 3
     Commercial 5     $ 10,008     $  227     9.08%   $ 14,062   $  256    7.28%
     Consumer           48,907      1,116     8.94%     55,549    1,361    9.80%
     Real estate 5     167,895      2,946     7.02%    153,227    2,801    7.31%
                       ------      ------    -----     -------    -----    -----

   Total               226,810      4,289     7.56%    222,838    4,418    7.93%

   Federal funds sold   20,565         48      .93%      7,257       30    1.65%
   Interest bearing
     deposits            6,263         15      .96%      3,636       20    2.20%
   Investments
     Taxable 4          30,624        213     2.79%     23,803      290    4.87%
     Tax exempt 2,4      4,043         60     5.89%      5,225       81    6.20%
                         -----      -----      ----     -----     -----   -----

   Total Earning
      Assets           288,305      4,625     6.42%    262,759    4,839    7.37%
                        ------      -----    ------    -------    -----   ------

Interest Expense
   Money markets        21,110         24       .45%    20,590       57    1.10%
   Savings              48,211         73       .61%    46,463      132    1.21%
   Time deposits       165,244      1,379      3.34%   154,188    1,561    4.05%
   Borrowed money        5,366         67      4.99%     4,195       51    4.86%
                         -----       -----     ----     -----     -----   -----

   Total Interest Bearing
     Liabilities       239,931      1,543      2.57%   224,136    1,801    3.21%
                       -------      -----     ------   ------     -----  ------

   Net Interest Income           $  3,082                       $ 3,038
                                    =====                       =====

   Net Yield on Interest
     Earning
     Assets                                    4.28%                       4.62%
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

                                                                     TABLE II

                          HIGHLANDS BANKSHARES, INC.
                      INTEREST RATE SENSITIVITY ANALYSIS
                              SEPTEMBER 30, 2003
                           (In Thousands of Dollars)

                                                            More than
                                                             5 Years
                         1 - 90  91 - 365  1 to 3    3 to 5     or no
                          Days     Days     Years     Years   Maturity   Total
EARNINGS ASSETS

   Loans                $58,484  $ 88,451  $ 53,972  $11,953  $13,903  $226,763
   Fed funds sold        18,723                                          18,723
   Securities            12,715    12,304     7,486      933    1,506    34,944
   Time deposits in other
     banks                5,609                 200                       5,809
                          ------   ------    ------    ----- -   -----   ------

   Total                 95,531   100,755    61,658   12,886   15,409   286,239
                         ------   -------     ------  ------   ------   -------



INTEREST BEARING LIABILITIES

   Transaction accounts  21,350                                          21,350
   Money market savings  16,011                                          16,011
   Savings accounts      31,896                                          31,896
   Time deposits more
     than $100,000        7,080    21,888    12,506    7,842             49,316
   Time deposits less
     than $100,000       19,816    50,058    31,624   12,269            113,767
   Borrowed money           154       462     1,233    1,233    2,311     5,393
                          ------   ------    ------   ------    -----   ------

   Total                 96,307    72,408    45,363   21,344    2,311   237,733
                        --------    -----    ------    -----   ------   -------


Rate sensitivity GAP       (776)   28,347    16,295   (8,458)  13,098    48,506

Cumulative GAP             (776)   27,571    43,866   35,408   48,506

Ratio of cumulative
   interest sensitive
   assets to
   cumulative interest
   sensitive liabilities  99.19%  116.34%    120.49%  115.04%  120.40%



Assumes all transaction, money market and savings deposit accounts reprice within 90 days.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
Not Applicable

Item 4.  Controls and Procedures

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

     We have established our disclosure controls and procedures to ensure that material information related to Highlands Bankshares, Inc. is made known to our principal executive officers and principal finance officer on a regular basis, in particular during the periods in which our quarterly and annual reports are being prepared. These disclosure controls and procedures consist principally of communications between and among the Chief Executive Officer and Chief Financial Officer, and the other executive officers of Highlands Bankshares, Inc. and its subsidiaries to identify any new transactions, events, trends, contingencies or other matters that may be material to the Company's operations. As required, we will evaluate the effectiveness of these disclosure controls and procedures on a quarterly basis, and most recently did so as of the end of the period covered by this report.

Changes in Internal Controls

     During the period reported upon, there were no significant changes in the internal controls of Highlands Bankshares, Inc. pertaining to its financial reporting and control of its assets or in other factors that could significantly affect these controls.

      Due to the nature of the Company's business as stewards of assets of customers, internal controls are of the utmost importance. The company has established procedures undertaken during the normal course of business to reasonably ensure that fraudulent activity of either an amount material to these results or in any amount is not occurring. In addition to these controls and review by executive officers, the Company retains the services of Yount, Hyde & Barbour, P.C., a public accounting firm, to complete regular internal audits to examine the processes and procedures of the Company and its subsidiary banks to ensure that these processes are both reasonably effective to prevent fraud, both internal and external, and that these processes comply with relevant regulatory guidelines of all relevant banking authorities. The findings of Yount, Hyde & Barbour are presented both to Management of the subsidiary banks and to the Audit Committee.

PART II  OTHER INFORMATION

Item 1. Legal Proceedings--Not Applicable

Item 2. Changes in Securities and Use of Proceeds--Not Applicable

Item 3. Defaults Upon Senior Securities--Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders - Not Applicable

Item 5. Other Information --Not Applicable

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

31.2 Certification of Chief Financial Officer Pursuant to section 302 of the Sarbanes-Oxley Act of 2002 Chapter 63, Title 18 USC Section 1350 (A) and
        (B).

32.1 Statement of Chief Executive Officer and Financial Officer Pursuant to 18 U.S.C.ss. 1350.

        (b) Reports on Form 8-K filed during the three months ended September 30, 2003--None

                                   Signature



    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       HIGHLANDS BANKSHARES, INC.



                                       /s/ LESLIE A. BARR
                                       ---------------------------
                                       Leslie A. Barr
                                       President


                                       /s/ R. ALAN MILLER
                                       ---------------------------
                                       R. Alan Miller
                                       Finance Officer





Date:  November 12, 2003