Form 10-K
period 2003-12-31
HIGHLANDS BANKSHARES INC /WV/
filed 2004-03-30
CIK 756862

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K

        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For fiscal year ended December 31, 2003 Commission file number: 0-16761

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

    Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X} No [ ]

    Indicate by check mark if disclosure of delinquent filers in response to
Item 405 of Regulation S-K is not contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    Indicate by check mark whether the issuer is an accelerated filer (as defined in Rule 12b-2 of the Act). [ ]

    The aggregate market value of the 1,319,837 shares of Common Stock of the registrant issued and outstanding held by nonaffiliates on June 30, 2003 was approximately $ 34,381,754 based on the closing sales price of $ 26.05 per share on June 30, 2003. For purposes of this calculation, the term "affiliate" refers to all directors and executive officers of the registrant.

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of March 1, 2004 - 1,436,874

                      DOCUMENTS INCORPORATED BY REFERENCE:

    Portions of the Registrant's Proxy Statement to be used in connection with the solicitation of proxies for the Registrant's 2004 Annual Meeting of Shareholders (the "Proxy Statement") are incorporated by reference in Part III of this Annual Report of Form 10-K (the "Form 10-K").


    TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT  YES [   ]   NO [ X ]

                                 FORM 10-K INDEX



                                                                       Page
Part I

Item  1.  Description of Business                                        3
Item  2.  Description of Properties                                      4
Item  3.  Legal Proceedings                                              5
Item  4.  Submission of Matters to a Vote of Security Holders            5

Part II

Item  5.  Market for Registrant's Common Equity and
          Related Stockholder Matters                                    5
Item  6.  Selected Financial Data                                        6
Item  7.  Management's Discussion and Analysis of Financial
          Condition and Results of Operation                             7
Item  7A. Quantitative and Qualitative Disclosures About Market Risk    25
Item  8.  Financial Statements and Supplementary Data                   30
Item  9.  Changes in and Disagreement with Accountants on
          Accounting and Financial Disclosure                           54
Item  9a. Controls and Procedures                                       54

Part III

Item  10. Directors and Executive Officers of Registrant                54
Item  11. Executive Compensation                                        55
Item  12. Security Ownership of Certain Beneficial Owners and
             Management                                                 55
Item  13. Certain Relationships and Related Transactions                55
Item  14. Principal Accounting Fees and Services                        55

Part IV

Item  15. Exhibits, Financial Statement Schedules and Reports on
           Form 8-K                                                     55

Signatures                                                              57

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

    Services Offered by the Banks

    The Banks offer all services normally offered by a full service commercial bank, including commercial and individual demand and time deposit accounts, commercial and individual loans, drive-in banking services and automated teller machines. No material portion of the banks' deposits have been obtained from a single or small group of customers and the loss of the deposits of any one customer or of a small group of customers would not have a material adverse effect on the business of the banks. Credit life and accident and health insurance are sold to customers of the subsidiary banks through HBI Life. Trust services are offered through HBTC.

    Employees

    As of December 31, 2003, The Grant County Bank had 61 full time equivalent employees, Capon Valley Bank had 47 full time equivalent employees, Highlands had two full time equipment employees and HBTC had one full time equivalent employee. No person is employed by HBI Life on a full time basis.

    Competition

    The banks' primary trade area is generally defined as Grant, Hardy, Mineral, Randolph, and the northern portion of Pendleton County in West Virginia, the western portion of Frederick County in Virginia and portions of Western Maryland. This area includes the cities of Petersburg, Wardensville, Moorefield and Keyser and several rural towns. The banks' secondary trade area includes portions of Hampshire County in West Virginia. The banks primarily compete with four state chartered banks and six national banks. In addition, the banks compete with money market mutual funds, credit unions and investment brokerage firms for deposits in their service area. No financial institution has been chartered in the area within the last five years although branches of state and nationally chartered banks have located in this area within this time period. Competition for new loans and deposits in the banks' service area is quite intense.

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

    The supervisory authorities regularly examine such areas as reserves, loans, investments, management practices, and other aspects of the banks' operations. These examinations are designed primarily for the protection of depositors. In addition to these regular examinations, the banks must furnish the various regulatory authorities quarterly reports containing a full and accurate statement of its operations.

    The operations of the insurance subsidiary are subject to the oversight and review of State of Arizona Department of Insurance.

    The operations of the trust company are subject to the oversight and review of the State of West Virginia and the Federal Reserve Bank.


Item 2. Description of Properties

    The Grant County Bank's main office is located on Main Street in Petersburg, West Virginia. The Bank also has branch facilities in Harman, Moorefield, Keyser and Riverton, West Virginia which provide banking services in Randolph County, Hardy County, Mineral County, and northwest Pendleton County, respectively. The Riverton branch building is leased while all other locations are owned by the Bank.

    Capon Valley Bank has its main office in Wardensville, West Virginia and branch offices located in Moorefield and Baker, West Virginia and Gore, Virginia. Capon's offices serve mainly Hardy County and Hampshire County, West Virginia, with the Gore branch serving Frederick County, Virginia. All facilities include state-of-the-art drive in and automated teller operations. All facilities are owned by the Bank and considered adequate for current operations.

Item 3. Legal Proceedings

    Management is not aware of any material pending or threatened litigation in which Highlands or its subsidiaries may be involved as a defendant. In the normal course of business, the banks periodically must initiate suits against borrowers as a final course of action in collecting past due loans.


Item 4. Submission of Matters to a Vote of Security Holders

     Highlands has not submitted any matters to the vote of security holders for the quarter ending December 31, 2003.


Part II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

    The Company had approximately 865 registered stockholders of record as of March 8, 2004. This amount includes all shareholders, whether titled individually or held by a brokerage firm or custodian in street name. The Company's stock is not traded on any national or regional stock exchange although brokers in Cumberland, Maryland or Winchester and Harrisonburg, Virginia may occasionally initiate or be a participant in a trade. Terms of an exchange between individual parties may not be known to the Company. The following outlines the dividends paid and market prices of the Company's stock based on prices disclosed to management. Prices have been provided using a nationally recognized online stock quote system. Such prices may not include retail mark-ups, mark-downs or commissions. During the third quarter of 2002, the Company initiated a 200% stock dividend. Share prices for the first and second quarters of 2002 have been adjusted to account for this stock split effected in the form of dividend.



                                   Dividends         Market Price Range
       2003                        Per Share       High            Low
       ----                        ---------       ----            ---

    First Quarter                  .1400          26.50           21.60
    Second Quarter                 .1400          26.25           25.50
    Third Quarter                  .1400          31.00           26.05
    Fourth Quarter                 .1400          31.00           29.00

                                   Dividends         Market Price Range
       2002                        Per Share       High            Low
       ----                        ---------       ----            ---

    First Quarter                  .1233          18.46           15.92
    Second Quarter                 .1233          18.67           16.75
    Third Quarter                  .1300          18.50           17.03
    Fourth Quarter                 .1300          21.51           18.50

Item 6.  Selected Financial Data



                                -----------Years Ending December 31,--------
                                    (In Thousands Except for Share Amounts)
                                  2003     2002     2001     2000     1999

Total Interest Income           $18,283  $18,970  $20,207  $18,207  $16,243
Total Interest Expense            6,338    7,705   10,049    8,790    7,663
                                  -----   ------   ------   ------   ------
Net Interest Income              11,945   11,265   10,158    9,417    8,580

Provision for Loan Losses         1,820      820      600      500      320
                                  -----   ------   ------   ------   ------
Net Interest Income after
   Provision for Loan Losses     10,125   10,445    9,558    8,917    8,260

Other Income                      1,367    1,304    1,194    1,263    1,026
Other Expenses                    8,247    8,047    7,431    6,836    6,104
                                  -----   ------   ------   ------   ------

Income before Income Taxes        3,245    3,702    3,321    3,344    3,182
Income Tax Expense                1,012    1,180      979    1,092      978
                                  -----   ------   ------   ------   ------

   Net Income                   $ 2,233  $ 2,522  $ 2,342  $ 2,252  $ 2,204
                                 ======   ======   ======   ======   ======


Net Income Per Share*           $  1.55  $  1.73  $  1.56  $  1.50  $  1.46
Dividends Per Share*            $   .56  $   .51  $   .45  $   .41  $   .39

Total Assets at Year End       $301,168 $292,672 $277,042 $248,782 $220,587
                                =======  =======  =======  =======  =======




Return on Average Assets           .73%     .89%     .89%     .97%    1.02%
Return on Average Equity          7.60%    8.87%    8.57%    8.89%    9.42%
Dividend Payout Ratio            36.03%   29.26%   29.15%   27.64%   26.41%
Year End Equity to Assets Ratio   9.81%    9.69%   10.06%   10.43%   10.90%



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

    The Company's allowance for loan losses is the accumulation of various components that are calculated based on independent methodologies. All components of the allowance represent an estimation performed pursuant to either SFAS No. 5 or SFAS No. 114. Management's estimate of each SFAS No. 5 component is based on certain observable data that management believes are most reflective of the underlying credit losses being estimated. This evaluation includes credit quality trends; collateral values; loan volumes; geographic, borrower and industry concentrations; seasoning of the loan portfolio; the findings of internal credit quality assessments and results from external bank regulatory examinations. These factors, as well as historical losses and current economic and business conditions, are used in developing estimated loss factors used in the calculations.

    Reserves for commercial loans are determined by applying estimated loss factors to the portfolio based on management's evaluation and "risk grading" of the commercial loan portfolio. Reserves are provided for noncommercial loan categories using estimated loss factors applied to the total outstanding loan balance of each loan category. Specific reserves are typically provided on all impaired commercial loans in excess of a defined threshold that are classified in the Special Mention, Substandard or Doubtful risk grades. The specific reserves are determined on a loan-by-loan basis based on management's evaluation the Company's exposure for each credit, given the current payment status of the loan and the value of any underlying collateral.

      While management uses the best information available to establish the allowance for loan and lease losses, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the valuations or, if required by regulators, based upon information available to them at the time of their examinations. Such adjustments to original estimates, as necessary, are made in the period in which these factors and other relevant considerations indicate that loss levels may vary from previous estimates.

Post Retirement Benefits

    The Company has invested in and owns life insurance polices on key officers. The policies are designed so that the company recovers the interest expenses associated with carrying the polices and the officer will, at the time of retirement, receive any earnings in excess of the amounts earned by the Company. The Company recognizes as an asset the net amount that could be realized under the insurance contract as of the balance sheet date. This amount represents the cash surrender value of the policies less applicable surrender charges. The portion of the benefits which will be received by the executives at the time of their retirement is considered, when taken collectively, to constitute a retirement plan. Therefore the Company accounts for these policies using guidance found in Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Post Retirement Benefits Other Than Pensions." SFAS No. 106 requires that an employers' obligation under a deferred compensation agreement be accrued over the expected service life of the employee through their normal retirement date.

    Assumptions are used in estimating the present value of amounts due officers after their normal retirement date. These assumptions include the estimated income to be derived from the investments and an estimate of the Company's cost of funds in these future periods. In addition, the discount rate used in the present value calculation will change in future years based on market conditions.

Recent Accounting Pronouncements

    No recent accounting pronouncements had a material impact on the Company's consolidated financial statements.

Prior Period Adjustment

    See Footnote 3 of the financial statements (page 39 of this report) for a discussion of the prior period adjustment relating to post-retirement benefits.

Forward Looking Statements

      Certain statements in this report may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are statements that include projections, predictions, expectations or beliefs about future events or results or otherwise are not statements of historical fact. Such statements are often characterized by the use of qualified words (and their derivatives) such as "expect," "believe," "estimate," "plan," "project," or other future events. Although the Company believes that its expectations with respect to certain forward-looking statements are based upon reasonable assumptions within the bounds of its existing knowledge of its business and operations, there can be no assurance that actual results, performance or achievements of the Company will not differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Actual future results and trends may differ materially from historical results or those anticipated depending on a variety of factors, including, but not limited to, the effects of and changes in: general economic conditions, the interest rate environment, legislative and regulatory requirements, competitive pressures, new products and delivery systems, inflation, changes in the stock and bond markets, technology, and consumer spending and savings habits. The Company does not update any forward-looking statements that may be made from time to time by or on behalf of the Company.


Overview

    The Company experienced an 11.43% decrease in net income in 2003 as compared to 2002. Annual net income of $2,233,332 represents a return on average equity of 7.60% for 2003 compared to 8.87% for 2002. Return on average assets for 2003 and 2002 were .73% and .89%, respectively. Earnings per share decreased 10.40% from 2002 to 2003.

    Increases of $680,000 in net interest income and $63,000 in non-interest income were offset by increases in the provision for loan losses and an increase in non-interest expense.

    The most significant impact do earnings during 2003 was an increase in the provision for loan losses to $1,820,000 compared to $820,000 during 2002. Continued stagnant economic conditions, coupled with rising delinquency rates in the company's loan portfolio prompted an increase in the provision. The allowance for loan losses as a percent of gross loans was 1.09% at December 31, 2003 compared to .79% at December 31, 2002.

Net Interest Margin

    2003 compared to 2002

    Net interest income increased 6.04% in 2003 compared to 2002.

    Although reductions in target rates by the Federal Reserve Board (the "Fed") were less frequent during the past 18 months as compared to 2001 and the first half of 2002, the effects of these earlier cuts were apparent in the yields on the Company's earning assets and on average rates paid on interest bearing liabilities. As older deposits matured and were replaced by lower rate deposits, the average cost for deposits fell 87 basis points. As higher yielding loans matured, they were replaced by lower yielding loans or variable rate loans repriced and thus the average yield on loans fell 51 basis points. Taxable equivalent yields on securities also fell as higher yielding securities matured or were called and were replaced by securities with lower yields.

    The strong loan demand experienced in recent periods has slowed in 2003 and average loan balances grew 4.56% over 2002 average balances compared to a growth of 9.30% from 2001 to 2002. Year end balances of loans for 2003 as compared to 2002 were .39% higher.

    The high loan growth during 2002 and 2001 was funded in part through reductions in securities balances, reductions in balances of Federal Funds sold and through increases in balances of deposits. As loan demand flattened during 2003 and demand for deposit products remained stable, the Company has increased investments of both Fed Funds sold and securities.

    In the past, competition for deposits in the Company's service area was strong and this caused the Company's subsidiary banks to pay higher rates on deposits than larger, statewide financial institutions. Slowing loan growth in 2003 reduced the need for deposit growth, and the Company has made efforts in recent periods to reduce this rate disparity. Average rates paid on time deposits fell 96 basis points in 2003 as compared to 2002 and are now approaching the peer group levels. Rates on transaction accounts continued to mirror the peer group.

    The Company anticipates that it's net interest margin will remain stable or rise slightly in the first six months of 2004 as higher rate liabilities continue to mature. The Company expects loan and deposit demand to remain modest. Changes in the rate of economic recovery could have a significant impact on the current interest rate environment, with implications both to the volume and rates of interest earning assets and interest bearing liabilities.


       2002 compared to 2001

    The Company's net interest margin on a tax equivalent basis was $11,383,000 for 2002 compared to $10,257,000 for 2001, an increase of 10.98%. Average earning assets grew 7.27% compared to growth of 5.99% of interest bearing liabilities. Falling interest rates caused the average yield on earning assets to fall 103 basis points while the average cost of interest bearing liabilities fell 134 basis points.

    Loan growth was strong with average loans outstanding growing 9.30% from 2001 to 2002 as falling interest rates throughout 2002, coupled with stable local economic conditions propelled loan demand. Increases in loan growth were primarily funded through increases in deposit growth and reductions in balances of fed funds sold, securities and interest bearing deposits in other banks.


A summary of the net interest margin analysis is shown as Table I on Page 26.

Provision for Loan Losses

    The Company's provisions for loan losses were $1,820,000 for 2003, $820,000 for 2002, and $600,000 for 2001.

    The higher 2003 provision was a result of some deterioration in the quality of the loan portfolio. Balances of non-performing loans (non-accrual loans, restructured loans, and loans 90 days or more delinquent) increased $1,014,000 from December 31, 2002 to December 31, 2003, an increase of 35.22%. Non-performing loans were 1.72% of gross loans as of December 31, 2003 compared to 1.28% at December 31, 2002. Net charge-offs during 2003 were $1,151,000 compared to $630,000 during 2002. The ratio of net charge-offs to average net loans during 2003 was .51% and the three year average of net charge-offs to average net loans was .35%. Both rates are above peer group average which is about .27% for the three year period.

    The increase in net charge-offs was centered largely in the consumer installment and commercial loan portfolios as net charge-offs of commercial loans increased $246,000 and net charge-offs of consumer loans increased $307,000 compared to 2002. See Allowance for Loan Losses section on pages 15-19 for an expanded explanation of lending losses.


Noninterest Income

    2003 Compared to 2002

    Noninterest income for 2003 increased 4.87% from 2002. As average deposit volumes continued to grow, income from service charges increased $30,000. Income from insurance related activity continues to grow as increases in loan volume and customer penetration rates have resulted in higher commissions and fees from insurance activity. Income from investments in life insurance contracts decreased 7.25% as interest rate declines and continued low market rates led to lower returns.

    2002 Compared to 2001

    Noninterest income for 2002 increased $109,000 from 2001, an increase of 9.17%. Service charge income increased slighltly as deposit and loan volume increased. Due to decreases in interest rates and changes in economic conditions, income from investments in life insurance contracts fell 3.19%. Gains on sales of other real estate owned were $40,550 during 2002 compared to no gains recorded in 2001.

    Discontinuation of Trust Operations

      During the fourth quarter of 2003, the Board of Directors of Highlands Bankshares, Inc. decided to close Highlands Bankshares Trust Company, Inc. The development of the market for trust services in the Company's primary and secondary service areas has been less than anticipated. On a fully consolidated basis, Highlands Bankshares Trust Company, Inc. contributed the following losses to consolidated net income of Highlands Bankshares, Inc.: $84,223 in 2001, $85,959 in 2002 and $55,721 in 2003. There are certain capital implications to the Company and to the subsidiary banks related to the closing of Highlands Bankshares Trust Company which are discussed on page 22. It is anticipated that all trust operations will be closed by May 15, 2004.

Noninterest Expenses

    2003 Compared to 2002

    Total noninterest expense increased 2.47% in 2003 as compared to 2002. Salary and benefit expense increased $88,000, or 2.00%, in 2003 as compared to 2002. Increases in costs of retirement benefits associated with bank owned life insurance contracts contributed $91,000 of the increase. An increase in full time average equivalent employees of .70% was offset by a decline in per employee costs of .92%.

    Occupancy expense remained flat as no new locations were added and no existing locations improved. Equipment expense increased $63,000, or 9.57%. A significant portion of the increase in equipment expense related to improvements and upgrades to the Company's data processing infrastructure. During 2003, the Company's subsidiary banks introduced telephone banking and began a project for introducing check imaging. Both projects required new equipment which increased depreciation expense and will cause continued higher depreciation expenses in 2004 as compared to prior periods. Data processing expenses paid to outside parties increased 4.38% as growth of operations required additional processing volumes.

    Legal and professional fees increased $63,000, or 27.67% from 2002, largely as a result of the contracting with a public accounting firm to begin independent internal audit procedures at the subsidiary banks. Directors fees increased $84,000 in 2003 as compared to 2002, an increase of 37.02%. This increase was the result of an increase in meetings held during 2003 as compared to 2002, an increase in the number of directors at the subsidiary banks, and an increase in directors' per meeting fees beginning in May.

    Other expenses decreased from 2002 to 2003 as expenses related expanded advertising campaigns undertaken in 2002 and costs associated with The Grant County Bank's 100th Anniversary celebration were not present in 2003. Travel and entertainment expense and nonincome tax expense also decreased in 2003. These decreases were offset in part by increases in office supply expenses and insurance expense.


    2002 Compared to 2001

    Total noninterest expenses increased 8.30% in 2002 compared with 2001. Salaries and benefits increased 5.62% due to an increase in full time equivalent employees, merit increases and higher benefit costs. Occupancy expense remained substantially unchanged and equipment expense increased 4.98% as expanded operations required new equipment purchases resulting in increased depreciation and maintenance costs. Data processing expenses increased by 8.57% due to general asset growth and expanded operations. Other changes contributing to the increase in noninterest expenses were increases in marketing expenditure due to expanded advertising campaigns and The Grant County Bank's 100th Anniversary celebration, continuing costs associated with the start-up and expansion of Highlands Bankshares Trust Company and increases in nonincome taxes.


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

    Loans outstanding increased $881,000, or .38% in 2003. Balances of loans secured by real estate grew 4.63% from December 31, 2002 to December 31, 2003. The Company's loan to deposit ratio was 86.28% at December 31, 2003 compared to 87.68% at December 31, 2002. Loan demand is expected to remain satisfactory in the near future with any growth a function of local and national economic conditions.

The following table summarizes the Company's loan portfolio, net of unearned income:

                                                  At December 31,
                                        ----------------------------------------
                                            2002        2002        2001
                                            ----        ----        ----
                                              (In Thousands of Dollars)
     Real Estate:
       Mortgage                           $129,671    $121,558    $111,668
       Construction                          7,552       6,813       3,868
     Commercial                             42,911      47,089      42,204
     Installment                            46,501      50,294      47,730
                                            ------     -------     -------

     Total Loans                           226,635     225,754     205,470
     Allowance for loan losses              (2,463)     (1,793)     (1,603)
                                            -------    --------    -------

     Loans, net                          $ 224,172   $ 223,961    $203,867
                                         ============ ============ =======



     There were no foreign loans outstanding during any of the above periods.

     Loan Portfolio (Continued)

     The following table shows the maturity of loans outstanding (in thousands of dollars) as of December 31, 2003, 2002 and 2001.

    Maturity Range                          2003        2002        2001
    --------------                          ----        ----        ----

     Predetermined Rates:
       0 - 12 months                      $132,237    $145,473    $ 99,049
       13 - 60 months                       80,099      68,699      68,106
       More than 60 months                  12,635      11,353      37,841
     Nonaccrual Loans                        1,664         229         474
                                           -------     -------     -------

       Total Loans                        $226,635    $225,754    $205,470
                                           =======     =======     =======


     The following table shows the Company's loan maturity distribution (in thousands of dollars) as of December 31, 2003:
                                             Maturity Range
                                Less Than     1-5        Over
       Loan Type                  1 Year     Years      5 Years    Total
       ---------                 -------     -----      -------    -----

     Commercial and
       Agricultural Loans     $ 28,080    $  7,129    $  7,702    $ 42,911
     Real Estate - mortgage     79,828      44,722       5,095     129,645
     Real Estate - construction  7,552                               7,552
     Consumer - installment     16,777      28,248       1,502      46,527
                               -------     -------     -------     -------

       Total                  $132,237    $ 80,099    $ 14,299    $226,635
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

     Real estate acquired through foreclosure was $291,414 at December 31, 2003, $517,050 at December 31, 2002 and $58,250 at December 31, 2001. All of the foreclosed properties held at December 31, 2003 were located in the Company's primary service area. The Company's practice is to value real estate acquired through foreclosure at the lower of (i) an independent current appraisal or market analysis less anticipated costs of disposal, or (ii) the existing loan balance. The Company is actively marketing all foreclosed real estate and does not anticipate material write-downs in value before or at the time of disposition.

     Nonperforming loans increased 35.22% at December 31, 2003 compared to 2002. Balances of nonaccrual loans increased from $299,000 at December 31, 2002 to $1,664,000 at December 31, 2003 as the result of increased delinquencies making necessary the movement of loan balances to nonaccrual status. Of the loans on nonaccrual status as of December 31, 2003, 86.30% were loans secured by real estate.

     The following table summarizes the nonperforming loans:

                                                  At December 31,
                                          -------------------------------
                                           2003        2002        2001
                                           ----        ----        ----
                                               (Dollars in Thousands)

     Loans accounted for on a
       nonaccrual basis
         Consumer                        $   228      $    9      $
         Real estate                       1,436         290          474
                                           ------       ----        -----
       Total nonaccrual loans              1,664         299          474
                                           -----        -----      ------

     Restructured loans                      631         662            0
                                           -----      ------      -------

     Loans contractually past due 90 days
       or more as to interest or principal
       payments (not included in nonaccrual
       loans above)
         Commercial                           25         161          607
         Real estate                       1,255       1,312        1,352
         Installments                        318         445          336
                                         -------       -----       ------
       Total Delinquent Loans              1,598       1,918        2,295
                                         -------       -----       ------

       Total Nonperforming Loans         $ 3,893      $2,879      $ 2,769
                                          ======       =====       ======

    An inherent risk in the lending of money is that the borrower will not be able to repay the loan under the terms of the original agreement. The allowance for loan losses (see subsequent section) provides for this risk and is reviewed periodically for adequacy. This review also considers concentrations of loans in terms of geography, business type or level of risk. While lending is geographically diversified within the service area, the Company does have some concentration of loans in the area of agriculture (primarily poultry farming), timber and related industries. Management recognizes these concentrations and considers them when structuring its loan portfolio. As of December 31, 2003, management is not aware of any significant potential problem loans for which the debtor is currently meeting their obligations as stated in the loan agreement but which may change in future periods.

     As of December 31, 2003, the Company did not have any potential problem loans as defined in Guide 3 that would require disclosure.


Allowance for Loan Losses

     The allowance for loan losses at December 31, 2003 was $2,463,000. This is an increase of 37.37% over the balance at December 31, 2002. The Company's provision for loan losses in 2003 was $1,820,000 compared to $820,000 in 2002. The increase in the provision for loan losses from 2002 to 2003 was necessitated by increases in non-performing loans and an increase in net charge-offs as compared to prior years.

    The allowance for loan losses is an estimate of the losses in the current loan portfolio. The allowance is based on two principles of accounting: (i) SFAS 5, Accounting for Contingencies which requires that losses be accrued when they are probable of occurring and estimable and (ii) SFAS 114, Accounting by Creditors for Impairment of a Loan, which requires that loans be identified which have characteristics of impairment as individual risks, (e.g. the collateral, present value of cash flows or observable market values are less than the loan balance).


    Each of Company's banking subsidiaries, Capon Valley Bank and The Grant County Bank, determines its allowance for loan losses independently. Each bank pays particular attention to individual loan performance, collateral values, borrower financial condition and overall national and local economic conditions. The determination of adequate allowance at each bank is done in a three step process. The first step is to identify problem loans above a certain threshold and estimated losses are calculated based on collateral values and projected cash flows. The second step is to identify loans above a certain threshold which are problem loans due to the borrowers' payment history or deteriorating financial condition. Losses in this category are determined based on historical loss rates adjusted for current economic conditions. The final step is to calculate a loss for the remainder of the portfolio using historical loss information for each type of loan classification. The determination of specific allowances and weights is in some part subjective and actual losses may be greater or less than the amount of the allowance. However, Management believes that the allowance represents a fair assessment of the losses that exist in the current loan portfolio.

     Both banks classify loans into the following categories: impaired, doubtful, substandard, special mention and other loans past due 90 days or more and assigns loss rates to each. Within these categories, Real Estate, Installment Loans, Commercial Loans and Lines of Credit are assigned a specific loss rate based on historical losses and management's estimate of losses. The allowance associated with loans classed as impaired is provided for at 100% of the identified impairment.

     Loans 90 days or more past due and nonaccrual loans are included in one of the five categories above. Generally, all loans in excess of $250,000 are evaluated individually as well as any loan regardless of size that is classified as loss, doubtful, substandard or special mention. This detailed review identifies each applicable loan for specific impairment and a specific allocation for that impaired amount is provided for as the first element in the calculation. Rates assigned each category may vary over time and between the banks as historical loss rates, loan structure and economic conditions differ and change.

     The remaining portfolio balances are assigned a loss factor based on the historical net loss rates, reduced by recoveries. Loss experience per classification varies significantly based on risk and collateral. Installment and commercial loans generally have higher loss volumes than secured real estate loans. The net result creates a low and high range of allocated allowance. The Company's actual allowance balance is compared to this range and adjusted as deemed necessary.

     The required level of the allowance for loan losses is computed quarterly and the allowance adjusted prior to the issuance of the quarterly financial statements. All loan losses charged to the allowance are approved by the boards of directors of each bank at their regular meetings. The allowance is reviewed for adequacy after considering historical loss rates, current economic conditions (both locally and nationally) and any known credit problems that have not been considered under the above formula.

      Management has analyzed the potential risk of loss on the Company's loan portfolio given the loan balances and the value of the underlying collateral and has recognized losses where appropriate. Nonperforming loans are closely monitored on an ongoing basis as part of the Company's loan review process. The ratio of the allowance for loan losses to total loans outstanding was 1.09% at December 31, 2003, .79% at December 31, 2002 and .78% at December 31, 2001. At December 31, 2003, the ratio of the allowance for loan losses to nonperforming loans was 63.27% compared to 62.28% at December 31, 2002 and 57.89% at December 31, 2001.

       Because of its large impact on the local economy, Management continues to monitor the economic health of the poultry industry. The Company has direct loans to poultry growers and the industry is a large employer in the Company's trade area. Loan requests for poultry house loans or expansion continue to be presented for approval. In June of 2003, Pilgrim's Pride Corporation announced the purchase of certain divisions of ConAgra Foods, Inc. including processing facilities operated by ConAgra in Hardy County. Management anticipates that this purchase will have no adverse impact on operations of either subsidiary bank or on the operations of the non-bank subsidiaries. In the fall of 2002, Perdue Farms, Inc. ceased operations at its Petersburg processing plant. At present, this facility sits idle. In part because of this closure, the unemployment rate in Grant County grew from 6.7% in October of 2002 to 11.30% in January of 2004. While management believes that this closure has contributed to the slow-down in loan growth, the overall impact of the closure on the Company has been minimized by the Company's geographic diversity as the other counties in the Company's primary service area maintain better economies.

       In recent periods, the Company's loan portfolio has also begun to gain a concentration in loans collateralized by heavy equipment, particularly in the trucking and timber industries. In part because of rising fuel costs, and because of continued stagnant economic conditions, the trucking sector has experienced a recent downturn. However, the Company has experienced no material losses related to foreclosures of loans collateralized by heavy equipment. While close monitoring of this sector is necessary, management expects no significant losses in the foreseeable future.

     An analysis of the loan loss allowance is set forth in the following table (in thousands):

                             2003       2002     2001      2000       1999
                             ----       ----     ----      ----       ----

     Balance at beginning of
       period             $ 1,793   $  1,603   $ 1,493   $  1,318   $ 1,355

     Charge-offs:
       Commercial loans       557        246       239        172       107
       Real estate loans       65        110        92        128        87
       Consumer loans         839        424       369        215       254
                          -------    -------    ------    -------    ------

                            1,461        780       700        515       448
                          -------   --------    ------    -------    ------

     Recoveries:
       Commercial loans        75         10        57          2        16
       Real estate loans       54         68        12         30         1
       Consumer loans         182         72       141         71        74
                          -------   --------    ------    -------    ------

                              311        150       210        103        91
                          -------    -------    ------    -------    ------

     Net charge-offs        1,150        630       490        412       357

     Provision for loan
      losses                1,820        820       600        500       320
     Other                                                     87
                           ------    -------    ------    -------    ------
     Balance at end of
       period           $   2,463  $   1,793 $   1,603  $   1,493   $ 1,318
                         ========   ========  ========   ========   =======


     Percent of net
       charge-offs
       to average net
       loans outstanding
       during the
       period                .51%        .29%      .25%       .23%      .23%
                           ======    ========  ========    ========    =====

         The following table shows the amount and percentage of the Company's allowance for loan losses allocated to each major category of loans:

                                                          At December 31,
               -------------------------------------------------------------------------------------------------
                      2003               2002                2001                2000                1999
                  --------------     -----------------   --------------    ----------------    -----------------

                            Percent            Percent            Percent            Percent                Percent
                              of                  of                 of                 of                    of
                  Amount    Loans     Amount    Loans    Amount    Loans     Amount    Loans     Amount     Loans
                                             (Dollars in Thousands)

Commercial         $  779     19%      $ 543      21%     $ 487      21%     $ 507       20%     $ 395      19%
Real estate
   Mortgage           725     61         504      57        576      56        239       56        211      58
Installment           819     20         652      22        450      23        598       24        580      23
Unallocated           140                 94                 90                149                 132
                     ------   ---        ----     ---      ----    ----       ----      ---       ----      ---

     Total        $ 2,463    100%     $1,793     100%    $1,603     100%    $1,493      100%    $1,318     100%
                   ======    ===       =====     ===      =====    =====    =====       ===     ======    =======



     Cumulative net loan losses, after recoveries, for the five year period ending December 31, 2003 are as follows:
                                                Dollars   Percent of Total
                  Commercial                   $ 1,161         38.16%
                  Real estate                      317         10.43%
                  Consumer                       1,561         51.37%
                                                  -----        ------

                    Total                      $ 3,039        100.00%
                                                ======        ======

     The above acts as a starting point for allocating the overall allowances. Additional changes have been made in the allocation of the allowance to address unknowns and contingent items. The unallocated portion is not computed using a specific formula and is management's best estimate of what should be allocated for contingencies in the current portfolio.

     Losses in 2003 were above peer group amounts. Because of the increase in delinquencies, Management deemed it necessary to chargeoff larger volumes of loans during 2003 than in 2002, but expects that in the foreseeable future, charge-offs will not continue to deviate substantially from historical rates. The allowance as of December 31, 2003 was 1.09% of loans outstanding which is comparable to peer group levels. Management believes the present allowance, which is 3.49 times the average annual net charge-off rate over the last three year period, is adequate based on its knowledge of the loan portfolio and historical performance.

Securities

     The Company's securities portfolio serves several purposes. Portions of the portfolio are used to secure certain public and trust deposits. The remaining portfolio is held as investments or used to assist the Company in liquidity and asset liability management. Total securities increased to $34,929,000 or 11.60% of total assets at December 31, 2003. Total securities were $25,537,000 or 8.73% of total assets at December 31, 2002.

     The securities portfolio consists of three components: securities held to maturity, securities available for sale and restricted securities. Securities are classified as held to maturity when management has the intent and the Company has the ability at the time of purchase to hold the securities to maturity. Held to maturity securities are carried at cost, adjusted for amortization of premiums and accretion of discounts. Securities to be held for indefinite periods of time are classified as available for sale and accounted for at market value. Securities available for sale include securities that may be sold in response to changes in market interest rates, changes in the security's prepayment risk, increases in loan demand, general liquidity needs and other similar factors. Restricted securities are those investments purchased as a requirement of membership in certain governmental lending insitutions and cannot be transferred without the issuer's permission. The Company's purchases of securities have generally been limited to securities of high credit quality with short to medium term maturities.

     The Company identifies at the time of acquisition those securities that are available for sale. These securities are valued at their market value with any difference in market value and amortized cost shown as an adjustment in stockholders' equity. Changes within the year in market values are reflected as changes in stockholders' equity, net of the deferred tax effect. As of December 31, 2003, the fair value of the securities available for sale exceeded their cost basis by $213,000 ($134,000 after the related tax effect).

     The following table summarizes the carrying value of the Company's securities at the dates indicated:
                                Held to Maturity        Available for Sale
                               Carrying Value                  Carrying Value
                      --------------------------------------------------------
                                December 31,              December 31,
                            2003    2002    2001      2003    2002    2001
                            ----    ----    ----      ----    ----    ----
                             (In Thousands of Dollars) (In Thousands of Dollars)

     U.S. treasuries,
       agencies
       and corporations   $        $        $        $23,240 $13,534  $16,432
     Obligations of
       states and
       political
       subdivisions        1,364     1,365    1,597    2,604   4,350    6,380
     Mortgage-backed
       securities              2         4        6    6,758   5,582    6,609
                            ----      -----     ----    ----   ------   ------

       Total Debt
         Securities        1,366     1,369    1,603   32,602  23,466   29,421
     Other securities                                     29      30       39
                           ------    ------   -----    ------  ------  ------

       Total             $ 1,366   $ 1,369   $1,603  $32,631 $23,496  $29,460
                           ======  ======   =====    ======  ======  ======


The carrying amount and estimated market value of debt securities (in thousands of dollars) at December 31, 2003 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.
                                                                    Equivalent
     Securities Held to Maturity         Amortized       Fair        Average
                                           Cost          Value        Yield
                                       ------------   -----------   ---------

     Due in one year or less             $     675    $      700      5.52%
     Due after one year through
       five years                              691           737      7.03%
                                           -------       -------     ------


       Total Held to Maturity            $   1,366    $    1,437      6.29%
                                          ========     =========     =====

                                                                    Equivalent
     Securities Available for Sale       Amortized       Fair        Average
                                           Cost          Value        Yield
                                       ------------   -----------   ---------

     Due in one year or less             $   7,207    $    7,256      3.13%
     Due after one year through
       five years                           19,454        19,571      2.34%
     Due after five years through
       ten years                             2,142         2,193      4.03%
     Due after ten years                     3,582         3,582      3.21%
                                          --------     ---------     -----

       Total Fixed Rate Securities          32,385        32,602      2.73%

     Equities                                   32            29      4.01%
                                          --------     ---------     -----

       Total Available for Sale          $  32,417    $   32,631      2.73%
                                          ========     =========     =====

     Yields on tax exempt securities are stated at actual yields.

     Management has generally kept the maturities of investments relatively short providing for flexibility in investing. Such a philosophy allows the Company to better match deposit maturities with investment maturities and thus react more quickly to interest rate changes.

Deposits

     The Company's primary source of funds is local deposits. The Company's deposit base is comprised of demand deposits, savings and money market accounts and other time deposits. The Company's deposits are provided by individuals and businesses located within the communities served.

     The average balance of interest bearing deposits increased 8.39% in 2003 compared to average levels in 2002. The average balance of noninterest bearing deposits increased 8.87% over average 2002 balances. The average rate paid on deposits decreased to 2.61% in 2003 from 3.48% in 2002 and 4.84% in 2001. The majority of the Company's deposits are higher yielding time deposits as most of its customers are individuals who seek higher yields than savings accounts or don't wish to accept the risks of the stock market.

     The Company does not actively solicit large certificates of deposit (those more than $100,000) due to the unstable nature of these deposits. Any increase in balances of these large deposits in 2003 was the result of overall deposit growth. A summary of the maturity of large deposits is as follows:
                                                    December 31,
         Maturity Range                   2003        2002        2001
         --------------                   ----        ----        ----
                                            (In Thousands of Dollars)

     Three months or less               $  7,950    $  7,570    $   8,980
     Four to twelve months                19,080      22,030       21,965
     One year to three years              12,307       8,598       10,018
     Four years to five years              8,008       7,195        4,219
                                        --------    --------     --------

       Total                            $ 47,345    $ 45,393    $  45,182
                                         =======     =======     ========


Borrowed Money

     The Company occasionally borrows funds from the Federal Home Loan Bank to reduce market rate risks and to fund capital additions. Such borrowings may have fixed or variable interest rates and are amortized over a period of ten to twenty years. Borrowings from this institution allow the banks to offer long-term, fixed rate loans to their customers and match the interest rate exposure of the receivable and the liability. During 2003, the Company borrowed an additional $1,785,000 from the FHLB and made payments of $520,000 on outstanding balances.

     During the fourth quarter of 2003, the Company secured a $2,500,000 open line of credit with another commercial bank. This line of credit was secured by equity securities in a subsidiary company. This debt instrument was obtained as both a precautionary and opportunistic device for funding should a need arise in the future. There were no advances in 2003 from this line and it is not anticipated that any borrowings from this debt facility will be used to fund operating or liquidity needs.

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

     The following table shows risk-based capital ratios and stockholders' equity to total assets:

                                           Regulatory     December 31,
                                             Minimum    2003       2002

     Capital Ratios
       Risk-based capital to risk-weighted
        assets
         Tier 1                               8.00%     13.40%    13.20%
         Total                                4.00%     14.55%    14.03%
       Stockholders' equity to total assets   5.00%      9.81%     9.75%

     The capital management function is an ongoing process. Central to this process is internal equity generation accomplished by earnings retention. During 2003, 2002, and 2001, total stockholders' equity increased by $1,185,000, $504,000 and $1,593,000, respectively, as a result of earnings retention and changes in the unrealized gains (losses) on securities available for sale. The 2002 increase is reflective of a repurchase of Company stock in the amount of $1,271,000. The return on average equity was 7.60% in 2003 compared to 8.87% for 2002 and 8.57% for 2001. Total cash dividends declared represent 36.03% of net income for 2003 compared to 29.26% of net income for 2002 and 29.15% for 2001. Book value per share was $20.56 at December 31, 2003 compared to $19.74 at December 31, 2002.

     In 2001, the Company created Highlands Bankshares Trust Company (HBTC) with a capital infusion of $2,143,567. This capital infusion was funded through dividends by the subsidiary banks. During the fourth quarter of 2003, the Company decided to discontinue operations of HBTI and it is anticipated that the closure will be completed by May 15, 2004. Capital invested in HBTC is reflected in the consolidated capital levels cited above. The closure will most likely increase the capital of the subsidiary banks but will have no effect on consolidated capital.


Liquidity and Interest Rate Sensitivity

Liquidity

     Operating liquidity is the ability to meet present and future financial obligations through either the sale or maturity of existing assets or the acquisition of additional funds through liability management. Liquid assets include cash, interest bearing deposits with banks, federal funds sold, investments and loans maturing within one year. The Company's ability to obtain deposits and purchase funds at favorable rates determines its liability liquidity. As a result of the Company's management of liquid assets and the ability to generate liquidity through liability funding, Management believes that the Company maintains overall liquidity sufficient to satisfy its depositors' requirements and meet its customers' credit needs.

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

     In the year ending December 31, 2003, cash and due from banks decreased $1,013,000 as cash used in financing and investing activities was greater than cash provided by operations. Investing activity saw an increase in net loans of $2,031,000, a decrease in deposits at other institutions of $3,312,000, an increase in fed funds sold of $2,093,000 and an increase of holdings of securities and other investments of $9,392,000. New equipment and facility additions were $915,000 in 2003 compared with $314,000 in 2002. Funding these investments was an increase in deposits of $5,173,000, additional borrowings of $1,785,000 and retained operating income of $1,429,000.

     The parent Company's operating funds, funds with which to pay shareholder dividends and funds for the exploration of new business ventures have been, in the past, supplied primarily through dividends paid by subsidiary banks. The various regulatory authorities impose restrictions on dividends paid by a state bank. A state bank cannot pay dividends without the consent of the relevant banking authorities in excess of the total net profits of the current year and the combined retained profits of the previous two years. As of January 1, 2004, the subsidiary banks could pay dividends to Highlands Bankshares, Inc. of approximately $2,123,000 without permission of the regulatory authorities. The following tables summarize the dividend limits (in thousands) as of January 1, 2004 for Capon Valley Bank (CVB) and The Grant County Bank (GCB).

               2002                     2003               Dividend
           Net                      Net                       Limit
         Income    Dividends      Income     Dividends   January 1, 2004
         ---------------------------------------------------------
CVB      $1,075     $  975       $    475    $             $     575
GCB       1,628        975          1,801        905           1,549
          ------    -------       -------    -------        -------
Total    $2,703     $1,950       $  2,276    $   905       $   2,124

     In addition to funds from the subsidiaries, the Company has at its disposal other options for funding which include, but are not limited to, Trust Preferred Securities and debt. During the fourth quarter of 2003, the Company secured a $2,500,000 open line of credit with another commercial bank. This line of credit was secured by equity securities in a subsidiary company. This debt instrument was obtained as both a precautionary and opportunistic device for funding should a need arise in the future. It is not anticipated that any borrowings from this debt facility will be used to fund operating liquidity needs.

     Aside from regulatory restrictions on dividends, the Company's subsidiary banks must maintain certain regulatory minimum levels of capital. During 2001 and 2002, the Company funded the creation of Highlands Bankshares Trust Company and repurchased shares of the Company's stock through dividends from the subsidiary banks. Although these large subsidiary dividends, coupled with decreased returns on average assets during recent quarters, have reduced the Banks' dividend paying capacity, Management does not anticipate the need for a reduction in shareholder dividends in the foreseeable future.

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

     At December 31, 2003, the Company had a negative gap position as of 90 days into the future. This gap becomes slightly positive at one year into the future. With assets repricing at a level of 103.21% of the volume of interest bearing liabilities during the first year, the impact to earnings of interest rate changes should be minimal due to the ability to match increases in assets with increases in liabilities. Even with gradual rises in interest rates, the Company expects its cost of funds should remain stable throughout the early part of 2004 as any effects of rising rates are offset by the maturity of older time deposits paying at a higher rate of interest than the current prevailing rates.

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

     The majority of the Company's commercial and real estate loans are made with repricing frequencies of three months to three years, although recent competitive trends have forced the company to make loans with three and five year fixed terms. For this reason, 87.16% of all loans will reprice within three years of December 31, 2003. Installment loans generally have a fixed rate of interest but have limited amortization periods. These loans have an average life to maturity of less than two years. Management believes that its philosophy of requiring loan repricing within a three to five year period to be the most prudent approach to asset/liability management.

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

     Table III (page 28) shows the maturity of liabilities and assets in future periods. Table II (page 27) shows the effects of rate and volume changes on the net interest margin for the past three year period.

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

     The Company's reported earnings results have been minimally affected by inflation. The different types of income and expense are affected in various ways. Interest rates are affected by inflation, but the timing and magnitude of the changes may not coincide with changes in the consumer price index. Management actively monitors interest rate sensitivity, as illustrated by the Gap Analysis (Table IV, page 29) in order to minimize the effects of inflationary trends on interest rates. Other areas of noninterest expenses may be more directly affected by inflation.


Securities and Exchange Commission website

     The Securities and Exchange Commission maintains a WEB site that contains reports, proxy and information statements and other information regarding registrants (including the Company) that file electronically with the Commission. That address is (http: //www.sec.gov)

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

     This information is incorporated herein by reference from Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.



TABLE I

                    NET INTEREST MARGIN AND AVERAGE BALANCE ANALYSIS
                              (Dollar amounts in thousands)


                                       2003                                  2002                               2001
                        --------------------------------      -----------------------------------    ------------------------------
                                     Income/       Yield/                   Income/        Yield/                 Income/    Yield/
EARNING ASSETS        Average 2      Expense        Rate      Average 2     Expense         Rate     Average 2    Expense     Rate
--------------        -------        --------    ---------   ----------     -------        ------     ----------  -------   -------

Loans 1,3            $  226,281     $   16,966       7.50     $  216,408    $  17,324         8.01    $ 197,989   $ 17,895     9.04

Investment securities:
   Taxable 4             28,107            885       3.15         25,247        1,165         4.61       24,686      1,445     5.85
   Nontaxable 1,4         3,748            254       6.78          5,451          318         5.83        3,501        267     7.63
                        -------       ---------     -----        ------         -----        -----     -------     -------

  Total Investment
     Securities          31,855          1,139       3.58         30,698        1,483         4.83       28,187      1,712     6.07

Interest bearing deposits
   in banks               5,342             53        .99          4,271          104         2.44        5,813        248     4.27

Federal funds sold       20,632            218       1.06         11,431          177         1.55       13,019        451     3.46
                        ------           -----      -----         ------        -----        -----       ------      ------   -----

   Total Earning
      Assets            284,109         18,376       6.47        262,808       19,088         7.26      245,008     20,306     8.29
                        -------        --------      ----       ---------     -------         ----      -------     ------  -------

Allowance for loan
   losses                (2,163)                                  (1,793)                                (1,613)
Nonearnings assets       23,343                                   21,840                                 20,550
                         -------                                  ------                                 ------

   Total Assets        $305,290                                 $282,855                               $263,945
                        =======                                 =========                               =======

INTEREST-BEARING LIABILITIES

Deposits:
   Demand              $ 21,434      $     134        .63       $ 19,910    $     225         1.31     $ 16,960   $    242     1.42
   Savings               48,128            381        .79         43,868          651         1.48       36,479        824     2.26
   Time deposits        164,126          5,585       3.40        151,813        6,619         4.36      149,867      8,771     5.85
                        -------        -------   ---------     ---------      ------         -----      -------    -------    -----
Total Deposits          233,688          6,100       2.61        215,591        7,495         3.48      203,306      9,837     4.84

Other borrowed money      4,780            238       4.98          4,280          210         4.91        4,149        212     5.11
                          -----           -----     -----          -----       -----         -----       ------     ------    -----

   Total Interest Bearing
     Liabilities        238,468          6,338       2.66        219,871        7,705         3.50      207,455     10,049     4.84
                       -------            -----     -----        -------        -----        -----      -------    -------     ----

Noninterest bearing
   deposits              35,086                                   32,226                                 26,735
Other liabilities         2,337                                    2,320                                  2,436
                        -------                                    -----                                 ------

   Total Liabilities    275,891                                  254,417                                236,626

   Stockholders' Equity  29,399                                   28,438                                 27,319
                        ------                                    ------                                ------

   Total Liabilities
     and Equity        $305,290                                 $282,855                               $263,945
                        =======                                 =========                              ========

   Net Interest Earnings             $  12,038                              $  11,383                             $ 10,257
                                     ========                               =========                             ========

   Net Yield on Interest
     Earning Assets                                  4.24%                                    4.33%                            4.19%
                                                      ====                                   ======                          ======


1 Yields are computed on a taxable equivalent basis using a 37% income tax rate.
2  Average balances are based on daily balances.
3  Includes loans in nonaccrual status.
4 Average balances for securities available for sale are based on amortized carrying values and do not reflect changes in market values.


TABLE II


             EFFECT OF RATE-VOLUME CHANGES ON NET INTEREST INCOME
                      (On a fully taxable equivalent basis)
                            (In thousands of dollars)



                            2003 Compared to 2002                2002 Compared to 2001
                           ---------------------------           -------------------------
Increase (Decrease)                   Increase (Decrease)

                           Due to Change in:     Total        Due to Change in:          Total
                         1 Average    Average    Increase   1 Average    Average       Increase
                          Volume       Rate      (Decrease)   Volume     Rate         (Decrease)
                         --------    --------  -----------    -------   ---------      --------

Interest Income:

   Loans 2               $  740      $(1,098)      $(358)     $1,474     $(2,045)        $  (571)

   Investment Securities:
     Taxable                 90         (370)       (280)         26        (306)           (280)
     Nontaxable            (115)          51         (64)        114         (63)             51
                          ------        ----        -----       ----       ----             ----

   Total Investment
     Securities             (25)        (319)       (344)        140        (369)           (229)

   Interest bearing
     deposits
     in banks                11          (62)        (51)        (38)       (106)           (144)
   Federal funds sold        97          (56)         41         (25)       (249)           (274)
                           -----       -----        ----       -----        -----           -----

   Total Interest Income    823       (1,535)       (712)      1,552      (2,769)         (1,218)
                           -----     -------       -----       -----     -------          -------


Interest Expense:

   Deposits:
     Demand                  10         (101)        (91)         33         (50)            (17)
     Savings                 34         (304)       (270)        110        (283)           (173)
     All other time
       deposits             419       (1,453)     (1,034)         85      (2,237)         (2,152)
   Other borrowed money      25            3          28           6          (8)             (2)
                            -----       ----        ----        ----       -----           -----

   Total Interest Expense   488       (1,855)     (1,367)        234      (2,578)         (2,344)
                           -----      -------     -------       ----      -------         -------

   Net Interest Income   $  335      $   320     $   655     $ 1,317     $  (191)        $ 1,126
                           =====        ====       ====       =====         ====          =====


1 Changes in volume are calculated based on the difference in average balance multiplied by the prior year average rate. Rate change differences are the difference in the volume changes and the actual dollar amount of interest income or expense changes.

2  Nonaccrual loans have been included in average asset balances.

TABLE III


                       INTEREST RATE SENSITIVITY ANALYSIS
                            (In thousands of dollars)
                                DECEMBER 31, 2003



                                                            More than
                                                             5 Years
                         1 - 90  91 - 365 1 to 3   3 to 5  or Without
                          Days     Days    Years    Years   Maturity   Total
EARNINGS ASSETS

   Loans                $34,344  $97,894  $65,287  $14,812  $14,298 $226,635
Fed funds sold           16,718                                       16,718
   Securities            11,850   11,374   10,359      628      718   34,929
   Interest bearing
     time
     deposits               887      300                               1,187
                         ------   ------   ------   ------   -----   ------

   Total                 63,799  109,568   75,646   15,440   15,016  279,469
                       -------- ---------  ------   ------   ------   -----


INTEREST BEARING LIABILITIES

   Transaction accounts  22,958                                       22,958
   Money market accounts 16,953                                       16,953
   Savings accounts      32,187                                       32,187
   Time deposits more
     than
     $100,000             7,950   19,080   12,307    8,008            47,345
Time deposits less than
     $100,000            20,571   47,611   30,031   12,093           110,306
Other borrowed money         95      578      828    1,159    2,635    5,295
                         ------   ------   ------   ------    -----   ------

   Total                100,714   67,269   43,166   21,260    2,635  235,044
                       ---------   ------   ------   ------  -------  ------



Discrete interest
   sensitivity GAP      (36,915)  42,299   32,480   (5,820)  12,381

Cumulative interest
   sensitivity GAP      (36,915)   5,384   37,864   32,044   44,425

Ratio of cumulative
   interest
   sensitive assets to
   cumulative
   interest sensitive
   liabilities            63.35%  103.21%  117.93%  113.79%  118.90%


Assumes all transaction, money market and savings deposit accounts reprice within 90 days.

TABLE IV

                           QUARTERLY FINANCIAL RESULTS
                   (In thousands, except per share amounts)


                                 Fourth       Third      Second      First
                                 Quarter     Quarter     Quarter    Quarter
2003

Interest income               $   4,473   $   4,604   $   4,630   $   4,576
Interest expense                  1,369       1,543       1,668       1,758
                               --------    --------    --------    --------

   Net interest income            3,104       3,061       2,962       2,818
Provision for loan losses           825         240         545         210
                               --------    --------    --------    --------
   Net interest income after
     provision                    2,279       2,821       2,417       2,608

Non-interest income                 337         348         339         343
Non-interest expense              2,244       2,076       1,953       1,974
                               --------    --------    --------    --------

   Income before income tax
     provision                      372       1,093         803         977
Income tax provision                 85         363         247         317
                               --------    --------    --------    --------

   Net Income                 $     287   $     730   $     556   $     660
                               ========    ========    ========    ========

Per common share:*
   Net income (basic)         $     .20  $      .51  $      .38  $      .46
   Net income (diluted)             .20         .51         .38         .46
   Cash dividends                   .14         .14         .14         .14

2002

Interest income               $   4,718   $   4,809   $   4,706   $   4,737
Interest expense                  1,817       1,801       1,931       2,156
                               --------    --------    --------    --------

   Net interest income            2,901       3,008       2,775       2,581
Provision for loan losses           350         210         140         120
                               --------    --------    --------    --------
   Net interest income after
     provision                    2,551       2,798       2,635       2,461

Non-interest income                 412         328         285         279
Non-interest expense              2,109       2,041       1,978       1,921
                               --------    --------    --------    --------

   Income before income tax
     provision                      855       1,086         943         820
Income tax provision                269         360         306         245
                               --------    --------    --------    --------

   Net Income                 $     586   $     726   $     637   $     575
                               ========    ========    ========    ========

Per common share:*
   Net income (basic)         $     .41  $      .50  $      .44  $      .38
   Net income (diluted)             .41         .50         .44         .38
   Cash dividends                   .13         .13         .13         .12

*--Prior period per share figures restated to reflect stock split effected in form of dividend in 2002.

See Note 20 of the financial statements for significant expenses recognized in the fourth quarter of 2003.

Item 8. Financial Statements


                          Index to Financial Statements

Financial Highlights............................................          31

Consolidated Balance Sheets
as of December 31, 2002 and 2001................................          32

Consolidated Statements of Income
for the Years Ended December 31, 2002, 2001 and 2000............          33

Consolidated Statements of Changes in Stockholders' Equity
for the Years Ended December 31, 2002, 2001 and 2000............          34

Consolidated Statements of Cash Flows
for the Years Ended December 31, 2002, 2001 and 2000............          35

Notes to Consolidated Financial Statements......................          36

Independent Auditors' Report....................................          53

FINANCIAL HIGHLIGHTS

HIGHLANDS BANKSHARES, INC.



                                        Years Ended December 31,
                            2003      2002       2001      2000      1999
                            ----      ----       ----      ----      ----
                             (Dollars in Thousands except per share data)
                                              (Restated)

RESULTS OF OPERATIONS

Interest income           $18,283   $ 18,970   $20,207   $ 18,207   $16,243
Interest expense           (6,338)    (7,705)  (10,049)    (8,790)   (7,663)
                          --------  --------    -------   -------    ------
Net Interest Income        11,945     11,265    10,158      9,417     8,580

Provision for loan losses  (1,820)      (820)     (600)      (500)     (320)
Noninterest income          1,367      1,304     1,194      1,263     1,026
Noninterest expenses       (8,247)    (8,047)   (7,431)    (6,836)   (6,104)
Income taxes               (1,012)    (1,180)     (979)    (1,092)     (978)
                           --------  -------    ------    -------    ------

Net Income                $ 2,233   $  2,522   $ 2,342   $  2,252   $ 2,204
                          =======    =======    ======    =======    ======



PROFITABILITY RATIOS

Return on Average Assets     .73%       .89%      .89%       .97%     1.02%
Return on Average Equity    7.60%      8.87%     8.57%      8.89%     9.42%



PER COMMON SHARE *

Net Income                $  1.55   $   1.73   $  1.56   $   1.50   $  1.46
Cash Dividends Declared       .56        .51       .45        .41       .39
Book Value                  20.57      19.74     18.50      17.24     15.97
Last Reported Market
  Price                     28.00      21.51     16.33      16.67     20.00



AT YEAR END

Assets                   $301,168   $292,672  $277,042   $248,782  $220,587
Deposits                  262,685    257,512   242,042    216,571   192,345
Loans                     226,635    225,754   205,469    189,268   166,614
Stockholders' Equity       29,549     28,365    27,861     25,958    24,043




Data for years prior to 2003 have been restated to reflect a prior period adjustment. (See note 3 to the financial statements).

CONSOLIDATED BALANCE SHEETS

HIGHLANDS BANKSHARES, INC.


                                                           December 31,
ASSETS                                               2003           2002

Cash and due from banks (notes 4 and 15)         $ 7,213,641    $ 8,226,301
Interest bearing deposits in banks (note 15)       1,187,322      4,499,666
Federal funds sold (note 15)                      16,718,000     14,625,343
Investments:
  Securities held to maturity (note 5)             1,365,618      1,369,112
  Securities available for sale (note 5)          32,630,627     23,496,039
  Restricted investments                             933,150        671,811

Loans (notes 6, 14, 15 and 16)                   226,634,839    225,754,224
Allowance for loan losses (note 7)                (2,462,764)    (1,793,345)
                                                  ------------   ----------
  Net Loans                                      224,172,075    223,960,879

Bank premises and equipment (note 8)               7,210,041      6,873,307
Interest receivable                                1,718,298      1,821,476
Investment in life insurance contracts
   (note 3 and 12)                                 5,558,578      5,338,036
Other assets                                       2,460,616      1,790,372
                                                  -----------    ----------

  Total Assets                                  $301,167,966   $292,672,342
                                                  ===========    ===========

LIABILITIES

Deposits:
  Noninterest bearing                           $ 32,935,656   $ 31,785,317
  Interest bearing
    Money market and interest checking            22,957,597     20,935,592
    Money market savings                          16,953,182     16,996,289
    Savings accounts                              32,187,457     29,503,487
    Time deposits over $100,000 (note 9)          47,345,230     45,392,941
    All other time deposits (note 9)             110,306,225    112,898,645
                                                 ------------   -----------
  Total Deposits                                 262,685,347    257,512,271

Accrued expenses and other liabilities             3,638,241      2,765,949
Long term debt (note 10)                           5,294,892      4,029,582
                                                 ------------    ----------

  Total Liabilities                              271,618,480    264,307,802
                                                 ------------   -----------

STOCKHOLDERS' EQUITY

Common stock, $5 par value, 3,000,000
  shares authorized, 1,436,874 shares issued       7,184,370      7,184,370
Surplus                                            1,661,987      1,661,987
Retained earnings (note 3 and 11)                 20,726,938     19,298,162
Other accumulated comprehensive income (note 19)     (23,809)       220,021
                                                  -----------    ----------

  Total Stockholders' Equity                      29,549,486     28,364,540
                                                  -----------    ---------


  Total Liabilities and Stockholders' Equity    $301,167,966   $292,672,342
                                                  ===========   ===========


        The accompanying notes are an integral part of this statement.

CONSOLIDATED STATEMENTS OF INCOME

HIGHLANDS BANKSHARES, INC.


                                                Years  Ended  December 31,
                                             2003       2002          2001
                                            -----      -----         -----
Interest and Dividend Income
  Loans, including fees                 $16,966,107 $17,323,503 $17,894,665
  Federal funds sold                        218,341     176,787     450,657
  Interest bearing deposits                  53,380     103,982     248,442
  Investment securities - taxable           885,165   1,164,634   1,445,327
  Investment securities - nontaxable        160,164     201,184     167,930
                                         ----------    --------    --------
  Total Interest Income                  18,283,157  18,970,090  20,207,021
                                         ----------- ----------  ----------

Interest Expense
  Interest on deposits                    6,100,104   7,494,500   9,836,905
  Interest on long term debt                238,173     210,232     211,827
                                          ---------    --------    --------
  Total Interest Expense                  6,338,277   7,704,732  10,048,732
                                          ---------    ---------  ----------

Net Interest Income                      11,944,880  11,265,358  10,158,289

Provision for loan losses                 1,820,000     820,000     600,000
                                         ----------    --------    --------

Net Interest Income after
Provision for Loan Losses                10,124,880  10,445,358   9,558,289
                                         -----------   ----------  ---------

Noninterest Income
  Service charges                           616,416     586,821     581,224
  Insurance commissions and income          189,567     142,780     100,801
  Life insurance investment income          220,542     237,774     245,598
  Other operating income                    336,168     336,109     266,421
  Gain on security transactions               4,251
                                         ----------    --------    --------
  Total Noninterest Income                1,366,944   1,303,484   1,194,044
                                         ----------    ---------   ---------

Noninterest Expenses
  Salaries and benefits                   4,480,285   4,392,419   4,158,882
  Occupancy expense                         381,560     380,021     381,029
  Equipment expense                         725,642     662,266     630,840
  Data processing expense                   599,565     574,400     529,054
  Legal and professional fees               290,699     227,696     186,079
  Directors fees                            311,191     227,106     222,605
  Other operating expenses                1,457,344   1,583,819   1,322,574
                                          -----------  ---------   ---------
  Total Noninterest Expenses              8,246,286   8,047,727   7,431,063
                                         ----------    ---------   ---------

Income before Income Tax Expense          3,245,538   3,701,115   3,321,270

Income tax expense                        1,012,206   1,179,542     979,699
                                         -----------   ---------   --------

NET INCOME                               $2,233,332  $2,521,573  $2,341,571
                                          ==========   =========   =========


Weighted Average Shares Outstanding       1,436,874   1,455,511   1,505,694
Earnings Per Share                       $     1.55   $    1.73  $     1.56
Cash Dividends Paid Per Share            $      .56   $     .51  $      .45


        The accompanying notes are an integral part of this statement.

CONSOLIDATED STATEMENTS OF CHANGES ON STOCKHOLDERS' EQUITY

HIGHLANDS BANKSHARES, INC.



                                                                Accumulated
                                                                    Other
                         Common                    Retained     Comprehensive    Treasury
                         Stock     Surplus         Earnings      Income (Loss)    Stock          Total


Balances, January 1,
   2001 as Previously
   Stated              $ 2,733,820  $1,661,987    $  22,825,747    $   38,761   $ (992,701)   $  26,267,614

Adjustment for Accrual
    of Indexed Retirement
   Plan Liabilities                                    (310,010)                                   (310,000)
                         --------     --------        ---------    ----------   ----------     -----------


Balances, January 1,
   2001 (as Restated)    2,733,820   1,661,987       22,515,737        38,761     (992,701)      25,957,604

Comprehensive Income:
   Net income                                         2,341,571                                   2,341,571
   comprehensive income                                                            244,149          244,149
      (note 19)
Total Comprehensive
    Income                                                                                        2,585,720

Cash dividends                                         (682,581)                                   (682,581)
                          --------   ----------       ----------      --------   ---------        -----------


Balance
 December 31, 2001       2,733,820   1,661,987       24,174,727       282,910     (992,701)      27,860,743

Comprehensive Income:
   Net income                                         2,521,573                                   2,521,573
   Change in other
     comprehensive income                                                          (62,889)         (62,889)
     (note 19)
Total Comprehensive
 Income                                                                                           2,458,684
Treasury stock                                                                  (1,217,055)      (1,217,055)
  repurchased
Treasury stock retired    (339,030)                  (1,870,726)                 2,209,756
Stock split effected in
  form of dividend       4,789,580                   (4,789,580)
Cash dividends                                         (737,832)                                   (737,832)
                          --------   -------          ----------      --------    --------       ----------

Balance
 December 31, 2002       7,184,370   1,661,987       19,298,162       220,021                    28,364,540

Comprehensive Income:
   Net income                                         2,233,332                                   2,233,332
  Change in other
      comprehensive income                                           (243,830)                     (243,830)
      (note 19)
Total Comprehensive
    Income                                                                                        1,989,502

Cash dividends                                         (804,556)                                   (804,556)
                         ---------  ---------        ------------    ---------   ----------        --------


Balance
 December 31, 2003     $ 7,184,370  $1,661,987      $20,726,938    $  (23,809)   $              $29,549,486
                      ===========       ===========   ==========       ======    =========      ==============

        The accompanying notes are an integral part of this statement.

CONSOLIDATED STATEMENTS OF CASH FLOWS

HIGHLANDS BANKSHARES, INC.

                                                Years Ended December 31,
                                               2003           2002      2001
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                              $2,233,332  $2,521,573   $2,341,571
   Adjustments to reconcile net income to
     net cash provided by operating
     activities:
       Gain on Securities Transactions         (4,251)
       Depreciation                           577,497     525,685      523,626
       Income from life insurance
        contracts                            (220,542)   (237,774)    (245,958)
       Net amortization of security
         premiums                             463,016     294,266      122,343
       Provision for loan losses            1,820,000     820,000      600,000
       Deferred income tax benefit           (187,266)   (163,806)     (98,821)
       Change in other assets and liabilities:
         Interest receivable                  103,178      (3,592)      83,412
         Other assets                        (482,978)   (494,313)    (127,198)
         Accrued expenses                     872,292     150,103      371,847
                                            ---------  ----------     --------

   Net Cash Provided by Operating
     Activities                             5,174,278   3,412,142    3,570,822
                                            ---------   --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from maturity of securities
     held to maturity                           1,455     232,337      621,481
   Proceeds from maturity of securities
     available
     for sale                              19,575,620  12,406,125   17,116,010
   Proceeds from sales of securities
     available
     for sale                                             484,797
   Purchase of securities available
     for sale                             (29,410,378) (7,207,357) (23,472,091)
   Net change in restricted investments      (261,339)    119,839      (28,600)
   Net change in deposits in other banks    3,312,344   1,833,885       27,380
   Net increase in loans                   (2,031,196)(20,914,267) (16,691,860)
   Net change in federal funds sold        (2,092,657) (1,340,934)  (6,244,900)
   Purchase of property and equipment        (914,620)   (314,479)    (776,171)
   Proceeds from sale of property
      and equipment                                                      6,358
                                           ----------   ----------   -------

   Net Cash Used in Investing Activities  (11,820,771)(14,700,054) (29,442,393)
                                          -----------  ----------   ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net change in time deposits               (640,128)  1,653,838   19,729,800
   Net change in other deposit accounts     5,813,207  13,816,761    5,740,629
   Additional long term debt                1,785,000                1,395,300
   Repayment of long term debt               (519,690)   (493,860)    (881,177)
   Repurchase of treasury stock                        (1,217,055)
   Dividends paid in cash                    (804,556)   (737,832)    (682,581)
                                            --------    ---------   ---------

   Net Cash Provided by Financing
     Activities                             5,633,833  13,021,852   25,301,971
                                           ---------   ---------   ----------

CASH AND CASH EQUIVALENTS:
   Net (decrease) increase in cash and
     due from banks                        (1,012,660)  1,733,940     (569,600)
   Cash and due from banks, beginning
     of year                                8,226,301   6,492,361    7,061,961
                                           ---------   ----------  ---------

   Cash and due from banks, end of year    $7,213,641 $ 8,226,301   $6,492,361
                                          ==========  ==========   =========

Supplemental Disclosures:
   Cash paid for:
     Interest expense                      $6,359,833 $ 7,920,454  $10,042,704
     Income taxes                           1,447,717   1,421,272    1,367,143

         The accompanying notes are an integral part of this statement.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

HIGHLANDS BANKSHARES, INC.



     NOTE 1   SUMMARY OF OPERATIONS:

              Highlands Bankshares, Inc. (the "Company") is a bank holding company and operates under a charter issued by the state of West Virginia. The Company owns all of the outstanding stock of The Grant County Bank, Capon Valley Bank, HBI Life Insurance Company, Inc. and Highlands Bankshares Trust Company, which operate under charters issued in Arizona and West Virginia. State chartered banks are subject to regulation by the West Virginia Division of Banking, The Federal Reserve Bank and the Federal Deposit Insurance Corporation while the insurance company is regulated by the Arizona Department of Insurance. The Banks provide services to customers located mainly in Grant, Hardy, Hampshire, Mineral, Pendleton and Randolph counties of West Virginia, including the towns of Petersburg, Keyser, Moorefield and Wardensville through eight locations and the county of Frederick in Virginia through a single location. The insurance company sells life and accident coverage exclusively through the Company's subsidiary banks. The Trust Company utilizes the subsidiary banks to facilitate the sales of trust services to its customers and citizens in those locales.

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

              (b)       Use of Estimates in the Preparation of Financial
                        Statements
                        In preparing the financial statements, management is
                  required to make estimates and assumptions that affect the reported amounts in those statements; actual results could differ significantly from those estimates. A material estimate that is particularly susceptible to significant changes in the near term is the determination of the allowance for loan losses, which is sensitive to changes in local economic conditions.

              (c) Cash and Cash Equivalents
                        Cash and cash equivalents include cash on hand and
                  noninterest bearing funds at correspondent institutions.


              (d) Foreclosed Real Estate
                              The components of foreclosed real estate are
                   adjusted to the fair value of the property at the time of acquisition, less estimated costs of disposal. The current year provision for a valuation allowance has been recorded as an expense to current operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

HIGHLANDS BANKSHARES, INC.


     NOTE 2   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

              (e) Securities
                        Securities that the Company has both the positive intent
                  and ability to hold to maturity (at time of purchase) are classified as held to maturity securities. All other securities are classified as available for sale. Securities held to maturity are carried at historical cost and adjusted for amortization of premiums and accretion of discounts, using the effective interest method. Securities available for sale are carried at fair value with any valuation adjustments reported, net of deferred taxes, as other accumulated comprehensive income.
                        Restricted investments consist of investments in the
                  Federal Home Loan Bank of Pittsburgh and the Federal Reserve Bank of Richmond. Such investments are required as members of these institutions and these investments cannot be sold without a change in the members' borrowing or service levels.
                        Interest and dividends on securities and amortization of
                  premiums and discounts on securities are reported as interest income using the effective interest method. Gains (losses) realized on sales and calls of securities are determined using the specific identification method.

              (f) Loans
                        Loans are carried on the balance sheet net of unearned
                  interest and allowance for loan losses. Interest income on loans is determined using the effective interest method based on the daily amount of principal outstanding except where serious doubt exists as to collectibility of the loan, in which case the accrual of income is discontinued. Loans are placed on nonaccrual status or charged off if collection of principal or interest becomes doubtful. The interest on these loans is accounted for on cash-basis or cost-recovery method until qualifying for return to accrual status. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and the loan is performing as agreed.

              (g) Allowance For Loan Losses
                        The allowance for loan losses is based upon management's
                  knowledge and review of the loan portfolio. Estimation of the adequacy of the allowance involves exercise of judgement, use of assumptions with respect to present economic conditions and knowledge of the environment in which the Banks operate. Among the factors considered in determining the level of the allowance are changes in composition of the loan portfolio, amounts of delinquent and nonaccrual loans, past loan loss experience and the value of collateral securing the loans.

              (h) Per Share Calculations
                        Earnings per share are based on the weighted average
                  number of shares outstanding. In the third quarter of 2002, the Company declared a stock split in the form of dividend. Prior period per share amounts, including earnings per share, dividends per share, book value per share, and market price have been adjusted to reflect this split.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

HIGHLANDS BANKSHARES, INC.




     NOTE 2   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):


              (i) Bank Premises and Equipment
                             Bank premises and equipment are stated at cost less
                  accumulated depreciation. Depreciation is charged to income over the estimated useful lives of the assets using a combination of the straight-line and accelerated methods.
                              The costs of maintenance, repairs, renewals, and
                  improvements to buildings, equipment and furniture and fixtures are charged to operations as incurred. Gains and losses on routine dispositions are reflected in other income or expense.

              (j) Income Taxes
                        Amounts provided for income tax expense are based on
                  income reported for financial statement purposes rather than amounts currently payable under federal and state tax laws. Deferred taxes, which arise principally from differences between the period in which certain income and expenses are recognized for financial accounting purposes and the period in which they affect taxable income, are included in the amounts provided for income taxes.

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

              (l) Bank Owned Life Insurance Contracts
                           The Company has invested in and owns life insurance
                  polices on key officers. The policies are designed so that the company recovers the interest expenses associated with carrying the polices and the officer will, at the time of retirement, receive any earnings in excess of the amounts earned by the Company.
                          The Company recognizes as an asset the net amount that
                  could be realized under the insurance contract as of the balance sheet date. This amount represents the cash surrender value of the policies less applicable surrender charges.
                          The portion of the benefits which will be received by
                  the executives at the time of their retirement is considered, when taken collectively, to constitute a retirement plan. Therefore the Company accounts for these policies using guidance found in Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Post Retirement Benefits Other Than Pensions." SFAS No. 106 requires that an employers' obligation under a deferred compensation agreement be accrued over the expected service life of the employee through their normal retirement date (See Note 3).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

HIGHLANDS BANKSHARES, INC.


     NOTE 3   PRIOR PERIOD ADJUSTMENT:

                    The Company has invested in and owns life insurance polices on key officers. It also has agreements with key officers to provide retirement benefits upon their retirement. The benefit agreements are designed so that the Company recovers the cost of funds associated with carrying the policies and the officer will, at the time of retirement, receive any earnings in excess of the amounts earned by the Company. Officers receive benefits after retirement in conjunction with the earnings of the policies which occur both before and after the officers' retirement.
                     Prior to 2003, the Company considered these contracts as a deferred compensation agreement commonly referred to as "a revenue neutral plan". As such, the company had accounted only for the costs of benefits payable to the officers that are associated with the current earnings of the policies. Increases to the surrender value of the policies had been accounted for as current income and an expense was accrued for the portion of those current earnings payable to the officers upon retirement.
                     Recent regulatory guidance issued in 2003 requires that if the contracts, taken collectively, represent the equivalent of a retirement plan, the costs of benefits payable to the officer(s) that are associated with future earnings of the policies subsequent to the officer's retirement must be estimated and a liability accrued. (See Note 2(l)).
                     The Company, employing its deferred compensation
              consultants, has estimated the future liabilities for retired executives for the duration of the agreements. The following table outlines the differences in the amounts originally reported and the corrected amounts for the years ending December 31, 2002 and 2001.


                                           Year Ending                 Year Ending
                                        December 31, 2002           December 31, 2001
                                      As Reported   As Restated    As Reported   As Restated

              Accrued expenses and
                 other liabilities     $1,890,096   $  2,765,949    $1,902,794   $2,615,847

              Other assets              1,466,306      1,790,372       971,993    1,235,822


              Income before income
                 tax expense           $3,863,916   $  3,701,115    $3,542,244   $3,321,270

              Income tax expense        1,239,778      1,179,542     1,061,459      979,699
                                        ---------    ----------      ---------    ----------


              Net income               $2,624,138   $  2,521,573    $2,480,785   $2,341,571

              Earnings per share        $    1.80   $       1.73    $     1.65   $     1.56

                                           As Reported           As Restated

              Retained earnings,
                 December 31, 2002         $ 19,849,947          $19,298,162
              Retained earnings,
                 December 31, 2001         $ 24,623,951          $24,174,727
              Retained earnings,
                 December 31, 2000         $ 22,825,747          $22,515,737

                 The financial statements for 2002 and 2001 have been restated
              to reflect the above.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

HIGHLANDS BANKSHARES, INC.


     NOTE 4   CASH AND DUE FROM BANKS:

              The Banks are required to maintain average reserve balances based on a percentage of deposits. The Banks have generally met this requirement through average cash on hand and balances with their correspondent institutions.


      NOTE 5  SECURITIES:

          The carrying amount and estimated fair value of securities are as follows:


                               Carrying    Unrealized  Unrealized   Fair
                                Amount       Gains     Losses       Value

          Held to Maturity

          December 31, 2003

          Mortgage-backed     $    2,250  $      24   $          $    2,274
          State and
            municipals         1,363,368     71,179               1,434,547
                              ----------    --------   -------    ---------


          Total Securities
            Held to Maturity  $1,365,618  $  71,203   $          $1,436,821
                               ===========   ======    ========   =========

          December 31, 2002

          Mortgage-backed     $    4,285  $           $          $    4,285
          State and municipals 1,364,827     82,441               1,447,268
                               ---------   --------    --------   ---------

          Total Securities
            Held to Maturity  $1,369,112  $  82,441   $          $1,451,553
                               =========   ========    ========   =========


          Available for Sale

          December 31, 2003

          U. S. Treasuries
            and Agencies      $23,132,304 $ 107,997   $         $23,240,301
          Mortgage-backed       6,686,154    71,523               6,757,677
          State and municipals  2,566,909    36,991               2,603,900
          Marketable equities      31,847                 3,098      28,749
                                --------   ---------       ------ ---------


          Total Securities
            Available for Sale$32,417,214 $ 216,511   $   3,098  $32,630,627
                               ==========   =======       =====   ==========

          December 31, 2002

          U. S. Treasuries
            and Agencies      $8,844,027  $ 116,835   $          $8,960,862
          Mortgage-backed      5,410,267    171,891               5,582,158
          State and municipals 4,238,055    111,515               4,349,570
          Marketable equities     33,585                  3,471      30,114
          Corporate
            obligations        4,506,319     67,016               4,573,335
                               -----------   ------    --------  -----------


          Total Securities
            Available for
            Sale             $23,032,253  $ 467,257   $   3,471 $23,496,039
                             ==========    =======      =====    ==========

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

HIGHLANDS BANKSHARES, INC.


      NOTE 5  SECURITIES (CONTINUED:

          The carrying amount and fair value of debt securities at December 31, 2003, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

          Securities Held to Maturity                               Fair
                                                       Cost         Value

          Due in one year or less                  $  200,000    $  204,322
          Due after one year through five years     1,163,344     1,230,249
          Mortgage-backed securities                    2,274         2,250
                                                    ---------     ---------
            Total Held to Maturity                 $1,365,618    $1,436,821
                                                    =========     =========


          Securities Available for Sale                              Fair
                                                       Cost          Value

          Due in one year or less                 $ 7,236,915   $ 7,285,843
          Due after one year through five years    18,389,287    18,472,235
          Due after five years through ten years    1,003,737     1,017,831
          Due after ten years                       1,120,849     1,120,273
          Mortgage-backed securities                4,634,579     4,705,696
                                                    ---------     ---------

          Total Fixed Rate Securities              32,385,367    32,601,878
          Equities                                     31,847        28,749
                                                    ---------     ---------

            Total Available for Sale              $32,417,214   $32,630,627
                                                   ==========    ==========

          The carrying amounts (which approximate market value) of securities pledged by the banks to primarily secure deposits amounted to $6,869,000 at December 31, 2003 and $6,035,000 at December 31, 2002.


NOTE 6    LOANS:

          Loans outstanding as of December 31, 2003 and 2002 are summarized as follows:
                                                      2003           2002
                                                      ----           ----

          Commercial                              $42,911,284   $47,089,188
          Real estate construction                  7,552,000     6,813,000
          Real estate mortgages                   129,669,971   121,557,830
          Consumer installment                     46,501,584    50,294,206
                                                  ----------     ----------
            Total                                $226,634,839  $225,754,224
                                                  ===========   ===========

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

HIGHLANDS BANKSHARES, INC.


NOTE 6    LOANS (CONTINUED):

          The following is a summary of information pertaining to impaired, restricted and non-accrual loans (in thousands):
                                                          December 31
                                                        2003           2002
                                                        ----     -     ----

          Impaired loans                          $    2,954    $     1,489
          Valutaion allowance                            589            321

          No loans were identified as impaired for which an allowance was not made.

          Total non-accrual loans                 $    1,664    $       299
          Total loans past-due ninety days
            and still accruing interest                1,598          1,918


NOTE 7    ALLOWANCE FOR LOAN LOSSES:

          A summary of changes in the allowance for loan losses for the years ended December 31, 2003, 2002 and 2001 is shown in the following schedule:

                                           2003          2002        2001
                                          ----          ------       -----

          Balance at beginning
             of year                   $ 1,793,345  $ 1,602,536  $  1,492,936
          Provision charged to
            operating expenses           1,820,000      820,000       600,000
          Loan recoveries                  311,222      151,227       209,552
          Loans charged off             (1,461,803)    (780,418)     (699,952)
                                       ------------   ---------     ----------

            Balance at end of year     $ 2,462,764  $ 1,793,345  $  1,602,536
                                         =========    =========     ==========

            Percentage of outstanding
              loans                          1.09%         .79%          .78%


NOTE 8    BANK PREMISES AND EQUIPMENT:

          Bank premises and equipment as of December 31 are summarized as follows:

                                                        2003       2002

          Land                                       $1,137,485  $1,137,485
          Buildings and improvements                  6,316,682   6,165,529
          Furniture and equipment                     4,417,097   3,670,567
                                                      ---------   ---------
          Total cost                                 11,871,264  10,973,581
          Less - accumulated depreciation            (4,661,223) (4,100,274)
                                                      ---------  -----------


          Net Book Value                             $7,210,041 $ 6,873,307
                                                      ==========  =========

          Provisions for depreciation charged to operations were $577,496 in 2003, $525,685 in 2002 and $523,626 in 2001.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

HIGHLANDS BANKSHARES, INC.



NOTE 9    DEPOSITS:

          At December 31, 2003, the scheduled time deposit maturities are as follows:

                      2004                         $95,211,625
                      2005                          25,426,196
                      2006                          16,912,217
                      2007                          12,310,741
                      2008                           7,790,676
                                                    ----------

                      Total                       $157,651,455


NOTE 10   LONG TERM DEBT:

          The Company has borrowed money from the Federal Home Loan Bank of Pittsburgh (FHLB). The interest rates on all of the notes payable as of December 31, 2003 were fixed at the time of the advance and range from 3.80% to 6.12%. The weighted average interest rate was 4.74% at December 31, 2003. The Company has total borrowing capacity from the FHLB of $89,360,000. The debt is secured by the general assets of the Banks.

          Repayments of long term debt are due either monthly or quarterly. Interest expense of $238,173, $210,231, and $211,827 was incurred on these debts in 2003, 2002, and 2001, respectively. The maturities of long term debt as of December 31, 2003 are as follows:

                      2004                         $    673,525
                      2005                              403,551
                      2006                              423,974
                      2007                              445,464
                      2008                              420,756
                      Thereafter                      2,927,622
                                                    -----------

                      Total                        $  5,294,892
                                                    ===========


NOTE 11   RESTRICTIONS ON DIVIDENDS OF SUBSIDIARY BANKS:

          The principal source of funds of Highlands Bankshares, Inc. is dividends paid by subsidiary banks. The various regulatory authorities impose restrictions on dividends paid by a state bank. A state bank cannot pay dividends (without the consent of state banking authorities) in excess of the total net profits (net income less dividends paid) of the current year to date and the combined retained profits of the previous two years. As of January 1, 2004, the banks could pay dividends to Highlands Bankshares, Inc. of approximately $2,123,000 without permission of the regulatory authorities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

HIGHLANDS BANKSHARES, INC.


NOTE 12   INCOME TAX EXPENSE:

          The components of income tax expense for the years ended December 31, are summarized as follows:

                                              2003          2002        2001
                                          -----------    ---------     -------

          Current Expense
            Federal                         $1,008,463   $1,104,987   $968,401
            State                              191,009      238,361    110,119
                                             --------     -------      -------

            Total Current Expense            1,199,472    1,343,348  1,078,520
                                             ---------    ---------  ---------


          Deferred Expense (Benefit)
            Federal                           (169,499)    (149,096)   (90,821)
            State                              (17,767)     (14,710)    (8,000)
                                                ---------  --------   --------

            Total Deferred Benefit            (187,266)    (163,806)   (98,821)
                                              ---------   ----------    -------


            Income Tax Expense              $1,012,206   $1,179,542  $ 979,699
                                             =========    =========   ========

          The deferred tax effects of temporary differences for the years ended December 31 are as follows:

                                              2003         2002       2001
                                              ----         ----       ----

          Tax effect of temporary differences:
            Provision for loan losses       $(180,899)   $(57,117)    $ 37,802
            Sale of loans                        (664)     14,346      (28,271)
            Pension expense                     5,121     (16,584)     (31,690)
            Depreciation                       77,341      41,065       47,406
            Deferred compensation             (84,144)   (119,326)    (139,011)
            Miscellaneous                      (4,021)    (26,190)      14,943
                                            ----------    --------    ---------


            Net increase in deferred income
              tax benefit                   $(187,266) $ (163,806)    $(98,821)
                                             =========  =========      =======



          The net deferred tax assets arising from temporary differences as of December 31 are summarized as follows:
                                                         2003        2002

          Deferred Tax Assets:
            Provision for loan losses                $ 665,217   $ 484,928
            Insurance commissions                       56,000      40,820
            Sale of loans                                8,308      16,070
            Deferred compensation                      624,761     540,452
            Pension obligation                          90,524      42,558
            Other                                                   19,481
                                                        ------       ----


            Total Assets                             1,444,810   1,144,309
                                                      --------   ---------


          Deferred Tax Liabilities:
          -------------------------
            Unrealized gain on securities
              available for sale                        80,357     171,921
            Accretion income                            15,182      17,217
            Other liabilities                                       10,530
            Property basis differences                 476,210     398,862
                                                     ---------    --------

            Total Liabilities                          571,749     598,530
                                                     ----------   --------

            Net Deferred Tax Asset                   $ 873,061   $ 545,779
                                                     =========    ========

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

HIGHLANDS BANKSHARES, INC.



NOTE 12   INCOME TAX EXPENSE (CONTINUED):

          The following table summarizes the difference between income tax expense and the amount computed by applying the federal statutory income tax rate for the years ended December 31:

                                            2003         2002         2001
                                            ----         ----         ----

          Amounts at federal
             statutory rates             $ 1,103,483   $ 1,258,379  $ 1,129,232
          Additions (reductions) resulting
            from:
              Tax-exempt income             (109,391)     (115,818)    (102,365)
              Partially exempt income        (34,958)      (30,158)     (28,142)
              State income taxes, net        109,565       127,979       99,485
              Income from life insurance
                contracts                    (82,844)      (89,317)     (97,014)
              State income tax adjustment                               (30,000)
              Other                           26,351        28,477        8,503
                                            ---------     --------     --------

              Income tax expense         $ 1,012,206   $ 1,179,542   $  979,699
                                          ==========    ==========    =========



NOTE 13   EMPLOYEE BENEFITS:

          The Company's two subsidiary banks each have separate retirement and profit sharing plans which cover substantially all full time employees at each bank. The Capon Valley Bank has a defined contribution pension plan with 401(k) features that is funded with discretionary contributions by the Bank. The bank matches on a limited basis the contributions of the employees. Investment of employee balances is done through the direction of each employee.

          The Grant County Bank is a member of the West Virginia Bankers' Association Retirement Plan. Benefits under the plan are based on compensation and years of service with 100% vesting after seven years of service. Prior to 2002, the Plan's assets were in excess of the projected benefit obligations and thus the Bank was not required to make contributions to the Plan in 2003, 2002 or 2001. It will be required to make a contribution in 2004 due to the inability of the investment portfolio in recent years to meet its expected return, The Bank has recognized liabilities of $391,000 at December 31, 2003 as a result of this shortfall. This has resulted in a decline in other comprehensive income of $158,000 (which is net of an income tax effect of $93,000) and an intangible asset of $140,000. The amounts of the accrued liability and the net pension expense reflected in operations are not significant. In addition, The Grant County Bank also maintains a profit sharing plan covering substantially all employees to which contributions are made at the discretion of the Board of Directors.

          The Company has established an employee stock ownership plan which provides stock ownership to all employees of the Company. The Plan provides total vesting upon the attainment of seven years of service. Contributions to the plan are made at the discretion of the Board of Directors and are allocated based on the compensation of each employee relative to total compensation paid by the Company. All shares held by the Plan are considered outstanding in the computation of earnings per share. Shares of Company stock, when distributed, will have restrictions on transferability.

          Employer contributions related to the above pension plans charged to operations totaled $278,884 in 2003, $231,607 in 2002 and $234,455 in
          2001.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

HIGHLANDS BANKSHARES, INC.



NOTE 14   TRANSACTIONS WITH RELATED PARTIES:

          During the year, officers and directors (and companies controlled by them) were customers of and had transactions with the subsidiary Banks in the normal course of business. These transactions were made on substantially the same terms as those prevailing for other customers and did not involve any abnormal risk. The aggregate payoff amount of loans to related parties of $2,948,917 at December 31, 2002 was increased during 2003 by $670,068 as a result of new loans and reduced $1,034,721 by payments. The balance of loans to related parties was $2,584,264 at December 31, 2003.

NOTE 15   CONCENTRATIONS:

          The Banks grant commercial, residential real estate and consumer loans to customers located primarily in the eastern portion of the State of West Virginia. Although the Banks have a diversified loan portfolio, a substantial portion of the debtors' ability to honor their contracts is dependent upon the agribusiness trucking and logging sectors. Collateral required by the Banks is determined on an individual basis depending on the purpose of the loan and the financial condition of the borrower. The ultimate collectibility of the loan portfolios is susceptible to changes in local economic conditions. Of the $227,000,000 loans held by the Company, $162,000,000 are secured by real estate.

          The Banks had cash deposited in and federal funds sold to other commercial banks totaling $24,772,476 and $24,166,439 at December 31, 2003 and 2002, respectively.


NOTE 16   COMMITMENTS AND GUARANTEES:

          The Banks make commitments to extend credit in the normal course of business and issue standby letters of credit to meet the financing needs of their customers. The amount of the commitments represents the Banks' exposure to credit loss that is not included in the balance sheet. As of the balance sheet dates, the Banks had outstanding the following commitments:
                                                        2003          2002

          Commitments to extend credit              $16,041,000   $12,029,000
          Standby letters of credit                     136,000       204,000

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

          Life Insurance
          The carrying amount of life insurance contracts is assumed to be a reasonable fair value. Life insurance contracts are carried on the balance sheet at their redemption value as of December 31, 2003. This redemption value is based on existing market conditions and therefore represents the fair value of the contract.

          Off-Balance-Sheet Items
          The carrying amount and estimated fair value of off-balance-sheet items were not material at December 31, 2003.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

HIGHLANDS BANKSHARES, INC.



NOTE 17   DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS
          (CONTINUED):

          The carrying amount and estimated fair values of financial instruments as of December 31 are as follows:


                                                     2003                        2002
                                                     ----                        ----
                                                          Estimated                    Estimated
                                             Carrying      Fair           Carrying         Fair
                                             Amount        Value           Amount          Value

          Financial Assets:
          Cash and due from banks        $  7,213,641   $  7,213,641     $ 8,226,301    $  8,226,301
          Interest bearing deposits         1,187,322      1,187,322       4,499,666       4,499,666
          Federal funds sold               16,718,000     16,718,000      14,625,343      14,625,343
          Securities held to maturity       1,365,618      1,436,821       1,369,112       1,451,553
          Securities available for sale    32,630,627     32,630,627      23,496,039      23,496,039
          Other investments                   933,150        933,150         671,811         671,811
          Loans, net                      224,172,075    226,635,330     223,960,879     224,178,804
          Interest receivable               1,718,298      1,718,298       1,821,476       1,821,476
          Life insurance contracts          5,558,578      5,558,578       5,338,036       5,338,036
          Financial Liabilities:
          Demand and savings
              deposits                    105,033,892    105,033,892      99,220,685      99,220,685
          Time deposits                   157,651,455    169,037,413     158,291,586     159,022,847
          Long term debt                    5,294,892      5,495,346       4,029,582       4,117,444
          Interest payable                    604,682        604,682         849,472         849,472


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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

HIGHLANDS BANKSHARES, INC.

NOTE 18  REGULATORY MATTERS (CONTINUED):

         The Company's actual capital ratios are presented in the following table:

                                        Actual       Regulatory Requirements

                                       December        Adequately    Well
                                     2003     2002    Capitalized  Capitalized

          Total risk-based ratio    14.55%   14.03%       8.00%    10.00%
          Tier 1 risk-based ratio   13.40%   13.20%       4.00%     6.00%
          Total assets leverage
            ratio                    9.42%    9.75%       4.00%     5.00%

          Capital ratios and amounts are applicable both at the individual bank level and on a consolidated basis. At December 31, 2003, both subsidiary banks had capital levels in excess of minimum requirements.

          In addition, Highlands Bankshares Trust Company and HBI Life Insurance Company are subject to certain capital requirements. At present, both companies are well within any capital limitations and no conditions or events have occurred to change this capital status, nor does management except any such occurrence in the foreseeable future.


NOTE 19   CHANGES IN OTHER COMPREHENSIVE INCOME

          The components of change in other comprehensive income and related tax effects are as follows:

                                                   Years Ended December 31,
                                                 2003        2002        2001
                                                ------      -------     -------

          Beginning balance January 1         $  220,021  $  282,910  $   38,761

          Unrealized holding gains (losses)
            on available-for-sale
            securities, net of income
            taxes of $(80,800), $5,143
            and $143,388 in 2003,
            2002, and 2001, respectively        (158,392)      9,575     244,149

          Accrued pension obligation
            net of income taxes of
            $50,188 in 2003 and
            $42,558 in 2002                      (85,438)    (72,464)
                                               ----------    ---------    ------

          Net change for the year               (243,830)    (62,889)    244,149


          Ending balance December 31         $   (23,809)  $ 220,021   $ 282,910
                                             ===========   ========    =======

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

HIGHLANDS BANKSHARES, INC.



NOTE 20   FOURTH QUARTER ADJUSTMENTS:

          Within the fourth quarter of 2003, the Company had two charges to operations that were material to the Company's operations in that quarter. First, the Company recognized an expense for the entire year for the post retirement benefits that are to be accrued under SFAS No.
          106. The charge to operations was recognized when the Company decided to continue existing agreements with employees and was able to determine its liability under SFAS No. 106. Prior to September 30, 2003, the Company was awaiting financial information on the amount of the liability and had not yet determined whether the agreements would be continued. The amount of expense recognized for post retirement benefits was $77,736 or $48,974 on an after tax basis.

          Also in the fourth quarter, the Company charged to operations an additional loan loss provision in order to recognize additional losses identified in the loan portfolio. The provision was to cover potential losses in the installment portfolio which has seen an increase in delinquencies and credit losses due to a stagnant economy and other individual credit problems. The fourth quarter provision of $825,000 ($520,000 after income taxes) was about $500,000 ($315,000 after income taxes) greater than the average of the previous three quarters for 2003.


NOTE 21   PARENT CORPORATION ONLY FINANCIAL STATEMENTS:

                                 BALANCE SHEETS

          Assets                                           December 31,
                                                       2003          2002

            Cash                                    $  172,352   $  122,102
            Investment in subsidiaries              29,504,788   28,207,422
            Income taxes receivable                    508,183      251,826
            Other assets                                21,919       39,554
                                                      --------    ---------

            Total Assets                           $30,207,242  $28,620,904
                                                   ===========  ==========


          Liabilities

            Accrued expenses                        $  120,728   $    8,735
            Due to subsidiaries                        537,028      247,631
                                                      --------     --------

            Total Liabilities                       $  657,756   $  256,366
                                                      ---------   ---------

          Stockholders' Equity

            Common stock, par value $5 per share
              3,000,000 shares authorized, 1,436,874
              shares issued                         $7,184,370   $7,184,370
            Surplus                                  1,661,987    1,661,987
            Retained earnings                       20,726,938   19,298,159
            Other accumulated comprehensive
              income (loss)                            (23,809)     220,022
                                                    -----------   ---------


            Total Stockholders' Equity             $29,549,486  $28,364,538
                                                   -----------  ----------


            Total Liabilities and Stockholders'
              Equity                               $30,207,242  $28,620,904
                                                     =========   ==========

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

HIGHLANDS BANKSHARES, INC.



NOTE 21   PARENT CORPORATION ONLY FINANCIAL STATEMENTS (CONTINUED):



                  STATEMENTS OF INCOME AND RETAINED EARNINGS

                                              Years Ended  December 31,
                                             2003          2002          2001
                                             ----          ----          ----

          Income

            Dividends from subsidiaries  $   904,649   $ 2,137,042  $ 3,063,877
            Other income                          29           480
                                            --------     ---------    --------

            Total                        $   904,678   $ 2,137,522  $ 3,063,877
                                          -----------    ---------    ---------


          Expenses

            Salary and benefits expense  $   144,513   $   190,239  $   169,325
            Professional fees                 38,978        36,330       34,413
            Directors' fees                   55,410        43,051       40,550
            Other expenses                    88,776        70,296       70,120
                                           ----------    --------      --------

            Total                        $   327,677   $   339,916  $   314,408
                                         ------------    --------     ---------


          Net income before income
            tax benefit
            and undistributed
            subsidiary net
            income (deficit)             $   577,001   $ 1,797,606  $ 2,749,469

          Income tax benefit                 115,280       132,536      112,779
                                          -----------    ---------    ---------


          Income before undistributed
            subsidiary net income
            ((deficit)                       692,281     1,930,142    2,862,248

          Undistributed subsidiary net
            income (deficit)               1,541,051       591,431     (520,677)
                                          -----------     --------    ---------

            Net Income                   $ 2,233,332    $2,521,573  $ 2,341,571
                                           ==========    =========  ==========


          Retained earnings,
            Beginning of period           19,298,159    24,174,728   22,515,738
            Dividends paid in cash          (804,553)     (737,836)    (682,581)
              Stock split paid in stock                 (4,789,580)
            Treasury stock retired                      (1,870,726)
              Net Income                   2,233,332     2,521,573    2,341,571
                                          ----------     ----------  ----------

          Retained Earnings,
            End of Period               $ 20,726,938  $ 19,298,159  $24,174,728
                                         ===========   ===========   ==========

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

HIGHLANDS BANKSHARES, INC.



NOTE 21   PARENT CORPORATION ONLY FINANCIAL STATEMENTS (CONTINUED):



                            STATEMENTS OF CASH FLOWS


                                                Years Ended December 31,
                                                2003        2002       2001
                                                -----        ------    -----

          Cash Flows from Operating Activities:
            Net income                       $2,233,332  $2,521,573  $2,341,571
            Adjustments
              Undistributed subsidiary income
                (deficit)                    (1,540,929)   (591,431)    520,677
              Depreciation                        1,952       1,609         397
                Loss on investment                           15,304
              Increase (decrease) in payables   111,993      85,448     (35,584)
              (Increase) decrease in
                 receivables                   (256,357)   (122,482)     67,486
              Decrease (increase) in other
                 assets                          15,415     (14,197)     (4,411)
                                               --------    ---------   --------


            Net Cash Provided by Operating
              Activities                        565,406   1,895,824   2,890,136
                                              ---------   ---------    ---------


          Cash Flows from Investing Activities:
              Advances from (payments to)
                      subsidiaries              289,397      79,028     (37,899)
              Investment in subsidiaries                             (2,143,577)
              Other investments                                          (5,000)
                                                --------    --------   --------

            Net Cash Provided by (Used in)
              Investing Activities              289,397      79,028  (2,186,476)

          Cash Flows from Financing
            Activities:
              Purchase of treasury stock                 (1,217,055)
              Dividends paid                   (804,553)   (737,836)   (682,581)
                                             -----------  ---------     --------


            Net Cash Used in Financing
              Activities                       (804,553) (1,954,891)   (682,581)
                                             -----------  -----------   --------


          Net Increase in Cash                   50,250      19,961      21,079

          Cash, Beginning of Year               122,102     102,141      81,062
                                               ---------   --------    --------

          Cash, End of Year                  $  172,352   $ 122,102   $ 102,141
                                               ========    ========    ========

                          INDEPENDENT AUDITORS' REPORT




The Stockholders and Board of Directors
Highlands Bankshares, Inc.
Petersburg, West Virginia


We have audited the accompanying consolidated balance sheets of Highlands Bankshares, Inc. and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of income, changes in stockholders' equity and cash flows for the three years ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Highlands Bankshares, Inc. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for the three years ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

As described in Note 3 to the financial statements, the Company determined that an error existed in the 2002 and 2001 financial statements due to the lack of an accrual of post retirement benefits. The correction has been accounted for as a prior period adjustment and is described more fully in Note 3.

                                          /s/ S. B. Hoover & Company, L.L.P.

February 16, 2004
Harrisonburg, Virginia

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None

Item 9A. Controls and Procedures

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

     The Company's chief executive officer and chief financial officer, based on their evaluation as of the end of the period covered by this Annual Report of the Company's disclosure controls and procedures (as defined in Rule 13(a)-14(e) of the Securities Exchange Act of 1934), have concluded that the Company's disclosure controls and procedures are adequate and effective for purposes of Rule 13(a)-14(c) and timely, alerting them to financial information relating to the Company required to be included in the Company's filings with the Securities and Exchange Commission under the Securities Exchange Act of 1934.

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

Part III

Item 10. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

     Information required by this item is set forth under the caption "INFORMATION CONCERNING DIRECTORS AND NOMINEES" under the caption "Compliance with Section 16(a) of the Securities Exchange Act" of our 2004 Proxy Statement and is incorporated herein by reference.

   Highlands has adopted a Code of Ethics that applies to all employees, including Highlands' chief executive officer and chief financial officer and other senior officers. The Code of Ethics is attached to this document as
Exhibit 14. If we make any substantive amendments to this Code or grant any waiver from a provision of the code to our chief executive officer or chief financial officer, we will disclose the amendment or waiver in a report on Form 8-K.

Item 11. Executive Compensation

     Information required by this item is set forth under the caption "EXECUTIVE COMPENSATION" of our 2004 Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     Information required by this item is set forth under the caption "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT" of our 2004 Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

     Information required by this item is set forth under the caption "Certain Related Transactions" of our 2004 Proxy Statement and is incorporated herein by reference.

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

     John VanMeter is a partner with the law firm of VanMeter and VanMeter, which has been retained by the Company as legal counsel and it is anticipated that the relationship will continue. Jack H. Walters is a partner with the law firm of Walters, Krauskopf & Baker, which provides legal counsel to the Company and it is anticipated that the relationship will continue.

Item 14. Fees of Independent Public Accountants

     Information required by this item is set forth under the caption "FEES OF INDEPENDENT PUBLIC ACCOUNTANTS" of our 2004 Proxy Statement and is incorporated herein by reference.



Part IV

Item 15. Exhibits and Reports on Form 8-K

     a)  Exhibits

         Exhibit No.                        Description

             2              Not applicable

            3 (1) Articles of Incorporation of Highlands Bankshares, Inc. are incorporated by reference to Appendix C to Highlands Bankshares, Inc.'s Form S-4 filed October 20, 1986.

                            Amendments to the original Articles of Incorporation are incorporated by reference; filed as Exhibit 3(i) with 1997 10-KSB.


            3 (2)           Bylaws   of    Highlands    Bankshares,    Inc.  are
                            incorporated by reference to Appendix D to Highland Bankshares, Inc.'s Form S-4 filed October 20, 1986.

                            Amended Bylaws of Highlands Bankshares, Inc. are incorporated by reference to Exhibit 3(ii) to Highland Bankshares, Inc.'s Form 10-Q filed May 15, 2003.

     a)  Exhibits (Continued)

         Exhibit No.                        Description

            14              Code of Ethics

           21.0             Subsidiary Listing of the Registrant

           31.1             Certification of Chief Executive Officer pursuant to
                            Section 302 of the Sarbanes-Oxley Act of 2002.

           31.2             Certification of Chief Financial Officer pursuant to
                            Section
                            302 of the Sarbanes-Oxley Act of 2002.

           32.1             Certification  of Chief  Executive Officer and Chief
                            Financial  Officer    pursuant    to   Section
                            906   of   the Sarbanes-Oxley Act of 2002.


     b) Reports on Form 8-K

         No reports on Form 8-K were filed in the fourth quarter of 2003.

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        HIGHLANDS BANKSHARES, INC.


                                        By   /s/ C. E. PORTER
                                             --------------------------
                                             C. E. Porter
                                             President, Chief Executive Officer


                                        Date   March 29, 2004
                                             -------------------------



                                        By   /s/ R. ALAN MILLER
                                             --------------------------
                                             R. Alan Miller
                                             Finance Officer


                                        Date   March 29, 2004
                                             -------------------------

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and as of the date indicated.

        Signature                         Title                  Date

Leslie A. Barr                          President             March 30, 2004
                                & Chief Executive Officer     ---------------
                                        Director

Alan L. Brill                           Secretary             March 30, 2004
                                                              --------------


Kathy G. Kimble                         Director              March 30, 2004
                                                              -------------


Steven C. Judy                          Director              March 29, 2004
                                                              -------------


Thomas B. McNeil, Sr.                   Director
                                                              -------------


Clarence E. Porter                      Treasurer             March 29, 2004
                                                              -------------

Courtney R. Tusing                      Director
                                                              -------------


John G. VanMeter                  Chairman of the Board       March 30, 2004
                                        Director              -------------



Jack H. Walters                         Director              March 30, 2004
                                                              -------------


L. Keith Wolfe                          Director              March 30, 2004
                                                              -------------