Form 10-Q
period 2004-03-31
HIGHLANDS BANKSHARES INC /WV/
filed 2004-05-10
CIK 756862

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-Q

(Mark One)

[X ] Quarterly  Report  Pursuant to Section 13 or 15(d) of the  Securities
     Exchange  Act of 1934

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


For the quarterly period ended March 31, 2004

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


                                  P. O. Box 929
                         Petersburg, West Virginia 26847
              (Address of Principal Executive Offices, Incluing Zip Code)

                                  (304) 257-4111
                  (Registrant's Telephone Number, Including Area Code)



      Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange
Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such  filing  requirement  for  the  past  90  days.  Yes X    No
                                                         -----    -------

      Indicate by check mark whether the issuer is an accelerated  filer
(as defined in Rule 12b-2 of the Act). Yes       No  X
                                          -----     ------

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of April 30, 2004, 1,436,874 shares of Common Stock, $5 Par Value

                          HIGHLANDS BANKSHARES, INC.

                                     INDEX


                                                                        Page

PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements

Unaudited Consolidated Statements of Income
          Three Months Ended March 31, 2004 and 2003                     2

Unaudited Consolidated Balance Sheet March 31, 2004 and
         audited Consolidated Balance Sheet December 31, 2003            3

Unaudited Consolidated Statements of Changes in Stockholders' Equity
         Three Months Ended March 31, 2004 and 2003                      4

Unaudited Consolidated Statements of Cash Flows
          Three  Months Ended March 31, 2004 and 2003                    5

Notes to Consolidated Financial Statements                               6


Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                   8

Item 3.  Quantitative and Qualitative Disclosures About
         Market Risk                                                    19

Item 4.  Controls and Procedures                                        19

PART II  OTHER INFORMATION                                              20

Item 1.  Legal Proceedings                                              20

Item 2.  Changes in Securities                                          20

Item 3.  Defaults upon Senior Securities                                20

Item 4.  Submission of Matters to a Vote of Security Holders            20

Item 5.  Other Information                                              20

Item 6.  Exhibit and Reports on Form 8-K                                20


         SIGNATURES                                                     21

Part I  Financial Information
Item 1. Financial Statements
                          HIGHLANDS BANKSHARES, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                           (In Thousands of Dollars)

                                                         Three Months Ended
                                                               March 31,
                                                            2004       2003
                                                         (unaudited) (unaudited)
Interest Income
   Interest and fees on loans                           $  4,072    $ 4,226
   Interest on federal funds sold                             41         59
   Interest on time deposits                                   3         15
   Interest and dividends on investment securities
     Taxable                                                 179        233
     Nontaxable                                               35         43
                                                         -------     ------

   Total Interest Income                                   4,330      4,576
                                                         -------     ------

Interest Expense
   Interest on deposits                                    1,187      1,707
   Interest on borrowed money                                 61         51
                                                         -------     ------

   Total Interest Expense                                  1,248      1,758
                                                         -------     ------

Net Interest Income                                        3,082      2,818

Provision for Loan Losses                                    195        210
                                                         -------     ------

Net Interest Income After Loan Losses                      2,887      2,608
                                                         -------     ------

Noninterest Income
   Service charges                                           168        138
   Other                                                     166        205
                                                         -------     ------

   Total Noninterest Income                                  334        343
                                                         -------     ------

Noninterest Expense
   Salaries and employee benefits                          1,156      1,085
   Equipment and occupancy expense                           288        285
   Data processing                                           177        145
   Directors Fees                                             91         58
   Legal and Professional Fees                                74         50
   Other                                                     378        351
                                                         -------     ------

   Total Noninterest Expense                               2,164      1,974
                                                         -------     ------

Income Before Income Taxes                                 1,057        977

Provision for Income Taxes                                   345        317
                                                         -------     ------

Net Income                                              $    712    $   660
                                                         =======     ======

Per Share Data

   Net Income                                           $    .50     $  .46
                                                         ======      ======

   Cash Dividends                                       $  . .15     $  .14
                                                         ======      ======
Weighted Average Common Shares Outstanding             1,436,874  1,436,874
                                                       =========  =========

       The accompanying notes are an integral part of these statements.

                          HIGHLANDS BANKSHARES, INC.
                          CONSOLIDATED BALANCE SHEETS
                           (In Thousands of Dollars)

                                                      March 31,    December 31,
                                                        2004           2003
                                                     (unaudited)    (audited)
   ASSETS

Cash and due from banks - noninterest bearing         $  6,721    $  7,214
Time deposits in other banks                             1,471       1,187
Federal funds sold                                      20,367      16,718
Securities held to maturity (note 2)                     1,363       1,366
Securities available for sale (note 2)                  28,151      32,631
Other investments (note 3)                                 927         933

Loans, net of unearned interest (note 4)               226,197     226,635
     Less allowance for loan losses (note 5)            (2,533)     (2,463)
                                                       --------    --------

   Net Loans                                           223,664     224,172

Bank premises and equipment                              7,134       7,210
Interest receivable                                      1,537       1,718
Investments in insurance contracts (note 6)              5,604       5,559
Other assets                                             2,269       2,460
                                                       -------     -------

   Total Assets                                       $299,208    $301,168
                                                       =======     =======

     LIABILITIES

Deposits:
   Noninterest bearing demand deposits                $ 36,153    $ 32,936
   Interest bearing
     Money market and checking                          22,849      22,958
     Money market savings                               16,250      16,953
     Savings                                            33,459      32,187
     Time deposits (note 7)                            151,634     157,651
                                                       -------     -------

   Total Deposits                                      260,345     262,685

Borrowed money                                           5,196       5,295
Accrued expenses and other liabilities                   3,606       3,639
                                                       -------     -------

   Total Liabilities                                   269,147     271,619
                                                       -------     -------

   STOCKHOLDERS' EQUITY

Common stock ($5 par value, 3,000,000 shares
   authorized)                                           7,184       7,184
Surplus                                                  1,662       1,662
Retained earnings                                       21,223      20,727
Accumulated other comprehensive income                      (8)        (24)
                                                       --------    --------


   Total Stockholders' Equity                           30,061      29,549
                                                       -------     -------

   Total Liabilities and Stockholders' Equity         $299,208    $301,168
                                                       =======     =======



       The accompanying notes are an integral part of these statements.


                          HIGHLANDS BANKSHARES, INC.
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                           (In Thousands of Dollars)


                                                                     Accumulated
                                                                        Other
                                  Common              Retained      Comprehensive
                                  Stock    Surplus    Earnings          Income       Total



Balances, December 31, 2003     $  7,184  $ 1,662    $  20,727       $  (24)        $ 29,549
   Comprehensive Income
   Net income                                              712                           712
   Net change in unrealized
     appreciation on investment
     securities available for sale,
     net of taxes                                                        16               16
                                                                                     -------
   Total Comprehensive Income                                                            728

   Dividends paid                                         (216)                         (216)
                                  -----    -----        ------         -----          ------

   Balances, March 31, 2004     $  7,184  $ 1,662    $  21,223       $   (8)        $ 30,061
                                ========  ========    =========       ======         ======

                                                                  Accumulated
                                                                     Other
                                 Common              Retained    Comprehensive
                                  Stock   Surplus    Earnings        Income         Total



Balances, December 31, 2002     $  7,184  $ 1,662    $  19,298       $  220         $ 28,364
   Comprehensive Income
   Net income                                              660                           660
   Net change in unrealized
     appreciation on investment
     securities available for sale,
     net of taxes                                                       (51)             (51)
                                                                                      ------
   Total Comprehensive Income                                                            609

   Dividends paid                                         (201)                         (201)
                                   -----    -----       ------         -----           ------

   Balances, March 31, 2003     $  7,184  $ 1,662    $  19,757       $  169         $ 28,772
                                 ======== ========    =========        =====          ======




        The accompanying notes are an integral part of these statements.

                          HIGHLANDS BANKSHARES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (In Thousands of Dollars)
                                                         Three Months Ended
                                                              March 31,
                                                          2004         2003
                                                        (unaudited) (unaudited)
Cash Flows from Operating Activities:
   Net income                                           $    712    $   660
   Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depreciation                                          161        148
       Income from insurance contracts                       (45)       (49)
       Net amortization of securities                         83        118
       Provision for loan losses                             195        210
       Decrease (increase) in interest receivable            181       (122)
       Decrease in other assets                              191         53
       Increase (decrease) in accrued expenses               (32)       510
                                                         --------    ------

   Net Cash Provided by Operating Activities               1,446      1,528
                                                         -------     ------

Cash Flows from Investing Activities:
   Net change in federal funds sold                       (3,649)    (6,780)
   Proceeds from maturities of securities
     available for sale                                    5,877      3,487
   Proceeds from maturities of securities
     held to maturity                                                     1
   Purchase of securities available for sale              (1,461)    (9,386)
    Proceeds from redemption of other investments              6       (173)
   Net change in time deposits in other banks               (284)    (1,532)
   Net change in loans                                       313        562
   Purchase of property and equipment                        (87)       (18)
                                                         --------    ------

   Net Cash Used in Investing Activities                     715    (13,839)
                                                         -------     -------

Cash Flows from Financing Activities:
   Increase (decrease) in deposits                        (2,340)    12,053
   Dividends paid in cash                                   (216)      (201)
   Repayment of borrowed money                               (98)      (130)
                                                         --------    ------

   Net Cash Provided by (used by) Financing Activities    (2,654)    11,722
                                                          --------    ------

Net Decrease in Cash and Cash Equivalents                   (493)      (589)

Cash and Cash Equivalents, Beginning of Period             7,214      8,226
                                                         -------     ------

Cash and Cash Equivalents, End of Period                $  6,721    $ 7,637
                                                         =======     ======

Supplemental Disclosures:
   Cash Paid For:
     Income taxes                                       $      0    $     0
     Interest                                              1,414      1,761


       The accompanying notes are an integral part of these statements.

                          HIGHLANDS BANKSHARES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1    ACCOUNTING PRINCIPLES:

             The consolidated financial statements conform to U. S. generally accepted accounting principles and to general industry practices. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position as of March 31, 2004 and the results of operations for the three month periods ended March 31, 2004 and 2003.

              The notes included herein should be read in conjunction with the notes to financial statements included in the 2003 annual report on Form 10-K.


NOTE 2    SECURITIES:

          The Company's securities portfolio serves several purposes. Portions of the portfolio secure certain public and trust deposits while the remaining portions are held as investments or used to assist the Company in liquidity and asset liability management.

          The amortized cost and market value of securities held to maturity as of March 31, 2004 and December 31, 2003, are as follows (in thousands):

                                            2004                    2003
                                    Amortized   Market      Amortized    Market
                                     Cost       Value         Cost       Value

          Mortgage-backed
            securities              $     1    $     1      $    2      $     2
          Obligations of states and
            political subdivisions    1,362      1,429       1,364        1,435
                                     ------     ------       -----       ------

            Total                   $ 1,363    $ 1,430      $1,366      $ 1,437
                                     ======     ======       =====      ======


             The amortized cost and fair value of securities available for sale as of March 31, 2004 and December 31, 2003 are as follows (in thousands):

                                                2004                 2003
                                        Amortized   Market    Amortized   Market
                                           Cost     Value        Cost     Value

          US Treasury securities and
            obligations of US Government
            corporations and agencies    $ 19,476   $ 19,600  $ 23,132  $ 23,240
          Mortgage-backed securities        6,264      6,335     6,686     6,758
          Obligations of states and
            political subdivisions          2,140      2,184     2,567     2,604
          Other investments                    32         32        32        29
                                           ------    ------      -----    ------

            Total                        $ 27,912   $ 28,151  $ 32,417  $ 32,631
                                           ======    ======     ======   ======

                          HIGHLANDS BANKSHARES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 3    OTHER INVESTMENTS:

             Other investments totaling $927,000 include investments in the Federal Home Loan Bank and other governmental entities whose transferability is restricted.


NOTE 4    LOANS OUTSTANDING:

             A summary of loans outstanding as of March 31, 2004 and December 31, 2003 is as follows (in thousands):

                                                        2004         2003

          Commercial                                  $ 44,068    $ 42,911
          Real estate - construction                     6,501       7,552
                      - mortgages                      130,603     129,670
          Consumer installment                          45,025      46,502
                                                       -------     -------

            Net loans outstanding                     $226,197    $226,635
                                                       =======     =======


NOTE 5    ALLOWANCE FOR LOAN LOSSES:

             A summary of transactions in the allowance for loan losses for the three months ended March 31, 2004 and 2003 follows (in thousands):

                                                        2004         2003

          Balance, beginning of period                $  2,463    $  1,793
          Provisions charged to operating expenses         195         210
          Loan recoveries                                   95          63
          Loan charge-offs                                (220)       (150)
                                                       --------    -------

            Balance, end of period                    $  2,533    $  1,916
                                                       =======     =======


NOTE 6    INVESTMENT IN INSURANCE CONTRACTS:

             Investment in insurance contracts consists of single premium insurance contracts which have the dual purposes of providing a rate of return to the Company which approximately equals the Company's average cost of funds and providing life insurance and retirement benefits to certain employees. The carrying value of these investments was $5,604,000 at March 31, 2004 and $5,559,000 at December 31, 2003.

NOTE 7 DEPOSITS:

Balances of time deposits over $100,000 and time deposits less than $100,000 at March 31, 2004 and December 31, 2003 are set forth below (in thousands):

                                          2004            2003
          Time deposits over $100,000   $ 44,369      $  47,345
          All other time deposits        107,265        110,306
                                         -------       ---------
          Total Time Deposits           $151,634      $ 157,651

Interest expense for time deposits over $100,000 and time deposits less than $100,000 for the 3 months ended March 31, 2004 and March 31, 2003 are set forth below (in thousands):

                                             2004        2003
                                            ------     -------
          Time deposits over $100,000      $  350      $  485
          All other time deposits             837       1,221
                                             ----       -----
          Total Time Deposits              $1,187      $1,706



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

The Company has invested in and owns life insurance polices on key officers. The policies are designed so that the company recovers the interest expenses associated with carrying the polices and the officer will, at the time of retirement, receive any earnings in excess of the amounts earned by the Company. The Company recognizes as an asset the net amount that could be realized under the insurance contract as of the balance sheet date. This amount represents the cash surrender value of the policies less applicable surrender charges. The portion of the benefits which will be received by the executives at the time of their retirement is considered, when taken collectively, to constitute a retirement plan. Therefore the Company accounts for these policies using guidance found in Statementof Financial Accounting Standards No. 106, "Employers' Accounting for Post Retirement Benefits Other Than Pensions."

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Critical Accounting Policies (continued)

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

Prior Period Adjustment

During the fourth quarter of 2003, the Company, based on new information and regulatory guidance, made changes to the way it accounts for the life insurance policies owned by the Company on key officers. These adjustments apply solely to periods prior to the first quarter of 2003. Beginning balances of certain financial statements and certain tabular data contained in the Management's Discussion and Analysis of Financial Condition and Results of Operations in this quarterly filing on Form 10-Q may have been restated based on these adjustments as compared to certain previous quarterly filings on Form 10-Q. Information contained herein should be read in conjunction with the notes to financial statements included in the 2003 annual report on Form 10-K.

Forward Looking Statements

Certain statements in this report may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are statements that include projections, predictions, expectations or beliefs about future events or results or otherwise are not statements of historical fact. Such statements are often characterized by the use of qualified words (and their derivatives) such as "expect," "believe," "estimate," "plan," "project," or other future events. Although the Company believes that its expectations with respect to certain forward-looking statements are based upon reasonable assumptions within the bounds of its existing knowledge of its business and operations, there can be no assurance that actual results, performance or achievements of the Company will not differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Actual future results and trends may differ materially from historical results or those anticipated depending on a variety of factors, including, but not limited to, the effects of and changes in: general economic conditions, the interest rate environment, legislative and regulatory requirements, competitive pressures, new products and delivery systems, inflation, changes in the stock and bond markets, technology, downturns in the trucking and timber industries, effects of mergers and/or downsizing in the poultry industry in Hardy County, and consumer spending and savings habits. The Company does not update any forward-looking statements that may be made from time to time by or on behalf of the Company.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Overview

Net income of $712,000 in the first quarter of 2004 represents a 7.87% increase from the first quarter of a year ago. On an annualized basis, return on average assets was .95% for the first quarter and return on average equity was 9.54%.

Net interest income before provision for loan loss increased 10.69%. Average balances of loans and total earning assets increased moderately over 2003 levels while efforts by the company to decrease deposit balances and average rates paid on deposits contributed to a 3.11% decrease in average balances of interest bearing deposits and an 85 basis point decline in average rates paid on interest bearing liabilities.

Due to deterioration in the loan portfolios of the subsidiary banks, the Company, during the last half of 2003, made a much larger provision for loan losses than has been historically customary and charged off loans in an amount significantly greater than historically had been charged-off. During the first quarter of 2004, increased collection efforts at both subsidiary banks have caused significant decreases in delinquencies. Total balances of loans over 30 days delinquent, non-accrual, and restructured loans fell 36.53% from December 31, 2003 to March 31, 2004. The Company's provision for loan losses for the first quarter was down 7.14% compared to the first quarter of 2003. Although gross charge-offs increased 46.66% and net charge-offs 42.53% compared to 2003, the Company's ratio of allowance for loan losses to gross loans increased from 1.09% at December 31, 2003 to 1.12% at March 31, 2004.

Other income decreased 2.62% as compared to the first quarter of 2003 in spite of a 22.08% increase in service charge fees. Income from insurance related activity fell $17,000 from a year ago as slowing loan demand has impacted corresponding sales of credit life and accident insurance. Because of the pending closure of the trust subsidiary, Highlands Bankshares Trust Company, income from fiduciary activities fell $11,000.

Operations expense increased 9.63% as compared to 2003 as an increase in salaries due largely to customary pay increases combined with 47.85% and 56.49% increases in legal and professional fees and directors fees, respectively, drove a $190,000 overall increase in operations expense.

Net Interest Income

The Company's net interest income rose 9.37% as compared to 2003, despite modest demand for new loans as compared to recent years, and a slight decrease in the balance of gross loans as compared to December 31, 2003.

Efforts aimed at reducing deposit balances and the reduction of the Company's overall cost of funds contributed to this increase in net interest margin. Average balances of interest bearing deposits fell $7,235,000 as compared to the first quarter of 2003. Of significant note is the $11,768,000 decrease in average balance of time deposits, while average balances of comparatively lower cost money market and savings accounts and interest bearing transaction accounts increased $4,533,000. Average rates on interest bearing deposits fell 85 basis points as compared to the first quarter of 2003.

As average balances of interest bearing liabilities fell as compared to the first quarter of 2003, average balances of earning assets increased. Moderate increases in average loan balances and Fed Funds sold, and an increase in the average balances of securities offset a decrease in the average balance of interest bearing deposits for an overall increase of 1.46% in balances of earning assets. The Company's loan to deposit ratio stood at 86.88% at March 31, 2004 compared to 86.28% at December 31, 2003 and 83.51% at March 31, 2003.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Net Interest Income (continued)

Average yields on taxable securities fell 184 basis points compared to 2003. The company has traditionally taken a short-term approach toward selection of securities investments, and this approach has strengthened in recent periods due to the depressed interest rate environment. Management has been reluctant to purchase investments with longer term maturities in anticipation of increasing rates in the coming years. This has caused average yields on securities to decrease significantly, however with 67.56% of the Company's securities portfolio maturing within one year and 96.55% maturing within three years, management feels the Company is well positioned should interest rates rise within this time frame.

Although demand for new loans over the past twelve months has been sluggish as compared to recent years, management expects loan demand to remain adequate enough to maintain current balances or cause balances to increase slightly. If loan demand remains adequate enough to maintain current balances, and as older, higher rate time deposits mature and are replaced by lower rate deposits, management expects net interest margin to remain at current levels or increase slightly during the coming months.

The table below sets forth an analysis of net interest income for the three month periods ended March 31, 2004 and March 31, 2003:

                           Three Months Ended           Three Months Ended
                             March 31, 2004               March 31, 2003
                          --------------------         --------------------

                        Average     Income/         Average    Income/
                        Balance 2   Expense  Rates  Balance 2  Expense   Rates


Interest Income
   Loans                $ 226,374  $4,072    7.24%   $223,462  $4,226     7.67%
   Federal funds sold      19,272      41     .86      21,576      59     1.11
   Interest bearing
    deposits                1,392       3     .87       5,406      15     1.13
   Investments
     Taxable               30,597     179    2.35      22,567     233     4.19
     Tax exempt 1           3,960      55    5.69       4,525      67     6.00
                           -----    ------   -----     ------    -----   ------

   Total Earning
     Assets 1             281,595   4,350    6.22     277,536   4,600     6.72
                          -------   ------   -----    -------   ------   -----

Interest Expense
   Interest bearing
     demand deposits       22,900      19     .33      21,398      49      .93
   Savings and
        money market       49,710      67     .54      46,679     126     1.09
   Time deposits          153,000   1,101    2.89     164,768   1,532     3.77
   Other borrowed money     5,244      61    4.68       3,961      51     5.22
                            -----   -----    ----     -------   ------    -----

   Total Interest
     Bearing
     Liabilities        $ 230,854   1,248    2.17    $236,806   1,758     3.01
                         ========   -----    ----    ========    ----     -----

   Net Interest Margin            $ 3,102                      $2,842
                                   ======                       =====

   Net Yield on Interest
     Earning Assets 1                        4.43%                        4.15%
                                            ======                        ====

   1 Yields are on a taxable equivalent basis.
   2 Balances includes loans in nonaccrual status.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Allowance for Loan Losses

The allowance for loan losses at March 31, 2004 was $2,533,000. This is an increase of 2.85% over the balance at December 31, 2003. The Company's provision for loan losses in the first quarter of 2004 was $195,000 compared to $210,000 in 2003.

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

Each of Company's banking subsidiaries, Capon Valley Bank and The Grant County Bank, determines the adequacy of its allowance for loan losses independently. Each bank pays particular attention to individual loan performance, collateral values, borrower financial condition and overall national and local economic conditions. The determination of an adequate allowance at each bank is done in a three step process. The first step is to identify problem loans above a certain threshold and estimated losses are calculated based on collateral values and projected cash flows. The second step is to identify loans above a certain threshold which are problem loans due to the borrowers' payment history or deteriorating financial condition. Losses in this category are determined based on historical loss rates adjusted for current economic conditions. The final step is to calculate a loss for the remainder of the portfolio using historical loss information for each type of loan classification. The determination of specific allowances and weights is in some part subjective and actual losses may be greater or less than the amount of the allowance. However, Management believes that the allowance represents a fair assessment of the losses that exist in the current loan portfolio.

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

Loans 90 days or more past due and nonaccrual loans are included in one of the five categories above. Generally, all loans in excess of $250,000 are evaluated individually as well as any loan regardless of size that is classified as loss, doubtful, substandard or special mention. This detailed review identifies each applicable loan for specific impairment and a specific allocation for that impaired amount is provided for as the first element in the calculation. Rates assigned each category may vary over time and between the banks as historical loss rates, loan structure and economic conditions differ and change.
..
The remaining portfolio balances are assigned a loss factor based on the historical net loss rates. Loss experience per classification varies significantly based on risk and collateral. Installment and commercial loans generally have higher loss volumes than secured real estate loans. The net result creates a low and high range of allocated allowance. The Company's actual allowance balance is compared to this range and adjusted as deemed necessary.

The required level of the allowance for loan losses is computed quarterly and the allowance adjusted, if necessary, prior to the issuance of the quarterly financial statements. All loan losses charged to the allowance are approved by the boards of directors of each bank at their regular meetings. The allowance is reviewed for adequacy after considering historical loss rates, current economic conditions (both locally and nationally) and any known credit problems that have not been considered under the above formula.

Management has analyzed the potential risk of loss on the Company's loan portfolio given the loan balances and the value of the underlying collateral and has recognized losses where appropriate. Nonperforming loans are closely monitored on an ongoing basis as part of the Company's loan review process. The ratio of the allowance for loan losses to total loans outstanding was 1.12% at March 31, 2004 compared to 1.09% at December 31, 2003.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Allowance for Loan Losses (continued)


     The following table shows the allocation of loans in the loan portfolio and the corresponding amounts of the allowance allocated by loan types as of March 31, 2004 and December 31, 2003:

                    March 31, 2004                      December 31, 2003

   Loan          Allowance    Percentage              Allowance   Percentage
   Type         Allocation    of  Loans               Allocation   of Loans
                  --------     ------                  -------    -------
Commercial         $  791        19%                   $   779       19%
Mortgage              831        61%                       725       61%
Consumer              756        20%                       819       20%
Unallocated           155                                  140
                  --------     ------                      ---       -----
   Totals         $ 2,533       100%                   $ 2,463      100%
                  =======       ===                      =====      ===


The following table summarizes the Company's net charge-offs by loan type for the three months ended March 31, 2004 and March 31, 2003:

                                             Quarter Ended
                                               March 31,
                                        2004               2003
                                      --------           --------

Charge-offs                           $  (220)           $ (150)
Recoveries                                 95                63
                                           --               --
Total net charge-offs                    (125)              (87)

Components of net charge-offs:
   Real estate                            (23)               (8)
    Commercial                            (13)               (5)
      Consumer                            (89)              (74)
                                          ----            -----
    Tota                               $ (125)           $  (87)
                                        =====              ===

During April of 2004, the Company recognized a loss of $300,000 on a mortgage loan previously identified as impaired and provided for. The recognition of this loss did not impact earnings and was charged against the allowance for loan losses. The loss for this loan was previously provided for in calculating the adequacy of the allowance for loan losses. The Company expects no further significant losses related to this loan.


Loan Portfolio

The Company is an active residential mortgage and construction lender and generally extends commercial loans to small and medium sized businesses within its primary service area. The Company's commercial lending activity extends across its primary service areas of Grant, Hardy, Hampshire, Mineral, Randolph, and northern Pendleton counties in West Virginia and Frederick County, Virginia. Consistent with its focus on providing community-based financial services, the Company does not attempt to diversify its loan portfolio geographically by making significant amounts of loans to borrowers outside of its primary service area.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Loan Portfolio (continued)

Loans outstanding decreased $438,000 from December 31, 2003 to March 31, 2004, a decrease of .19%, compared to a decrease of .29% during the first quarter of 2003. The Company has traditionally experienced sluggish loan originations in the first quarter of any year as farming and logging operations are hampered by weather conditions and retail borrowing in the first quarter is put on hold until the spring.

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

The following table summarizes the company's non-performing loans as of March 31, 2004 and December 31, 2003.

                                                        March 31   December 31,
      (in thousands)                                      2004       2003
                                                          ----       ----

      Non-accrual loans                                $     982   $  1,664
      Restructured Loans                                                631
      Loans past due 90 days or more
        and still accruing interest                        1,084      1,598


        Total                                          $   2,066  $   3,893
                                                        ========   ========


Due to increased collection efforts, balances of non-performing loans decreased 46.93% from December 31, 2003 to March 31, 2004. Restructured loans at December 31, 2003 were comprised of two commercial loans for which it was necessary to refinance in order to recoup timely payment of principal. In neither case were any principal amounts forgiven. As of March 31, 2004, these loans previously classified as restructured had timely payments for longer than a twelve month period and terms were not better than those that would be offered in a competitive environment, and therefore were no longer classified as restructured.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Loan Portfolio (continued)

Loans are typically placed on non-accrual status once they have reached certain levels of delinquency, depending on loan type, and it is no longer reasonable to expect collection of principal and interest and collateral is insufficient to cover both principal and interest due. After loans are placed on non-accrual status, they are returned to accrual status if payment is made current by the borrower, or are charged off if payment is not made current and management believes that collection on amounts due is doubtful. Charged-off loans are taken against the allowance for loan losses. Any subsequent collection or sale of repossessed collateral is netted against the allowance for loan losses as a recovery.

Real estate acquired through foreclosure remained unchanged from December 31, 2003 to March 31, 2004. All foreclosed property held as of March 31, 2004 was in the Company's primary service area. The Company's practice is to value real estate acquired through foreclosure at the lower of (i) an independent current appraisal or market analysis less anticipated costs of disposal, or (ii) the existing loan balance. The Company is actively marketing all foreclosed real estate and does not anticipate material write-downs in value before disposition.

An inherent risk in the lending of money is that the borrower will not be able to repay the loan under the terms of the original agreement. The allowance for loan losses (see subsequent section) provides for this risk and is reviewed periodically for adequacy. This review also considers concentrations of loans in terms of geography, business type or level of risk. While lending is geographically diversified within the service area, the Company does have some concentration of loans in the area of agriculture (primarily poultry farming), timber and related industries. Management recognizes these concentrations and considers them when structuring its loan portfolio. As of March 31, 2004, the Company did not have any potential problem loans as defined in Guide 3 that would require disclosure.

Non Interest Expense

Total non-interest expense increased 9.63% for the first three months of 2004 as compared to 2003.

Expenses of salaries and benefits rose $71,000 (6.51%) due to an increase in full time equivalent employees, customary salary increases and inflationary trends of insurance costs. Of the $71,000 increase, approximately 57% was due to increases in full time equivalent employees and the remainder due to salary increases and increased insurance costs. Directors fees increased 56.49% over 2003 due largely to an increase in directors fees instituted during the second quarter of 2003 and an increase in the number of directors at the subsidiary banks. Legal and professional fees increased 47.85% in large part because of increased audit expense due to the hiring of an outside accounting firm to complete internal audit procedures.

Borrowed Money

During the fourth quarter of 2003, the Company obtained a $2,500,000 open line of credit with another commercial bank. This line of credit was secured by equity securities in a subsidiary company. This debt instrument was obtained as both a precautionary and opportunistic device for funding should a future need arise. There were no advances in 2003 or the first quarter of 2004 from this line and it is not anticipated that, in the immediate future, any borrowings from this debt facility will be used to fund operating or liquidity needs.

The Company periodically borrows money from the Federal Home Loan Bank (FHLB). These borrowings are typically used to fund loan growth but have also been used to fund renovation of Capon Valley Bank's main office building. Although the Company has found itself in an extremely favorable liquidity position such that new loans could be funded through balances of more liquid lower earning assets such as fed funds sold, the Company during 2003 chose to fund certain larger fixed rate commercial loans by borrowing from the Federal Home Loan Bank (FHLB). In borrowing from the FHLB at fixed rates and maturity periods similar to these larger commercial loans, the Company has attempted to minimize future interest rate risk.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


Discontinuation of Trust Operations

During the fourth quarter of 2003, the Board of Directors of Highlands Bankshares, Inc. decided to close Highlands Bankshares Trust Company, Inc.
(HBTI) The demand for trust services in the Company's primary and secondary service areas has been less than anticipated. On a fully consolidated basis, HBTI contributed the following losses to annual consolidated net income of Highlands Bankshares, Inc.: $84,223 in 2001, $85,959 in 2002 and $55,721 in 2003
and on a fully consolidated basis HBTI contributed a loss of $41,387 during the first quarter of 2004. It is anticipated that all trust operations will be concluded by May 15, 2004.


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

Historically, the Company's primary need for additional levels of liquidity have been to fund increases in loan balances. The Company has normally funded increases in loans through increases in deposits and decreases in secondary liquidity sources such as balances of Fed Funds sold and balances of securities. Although total deposit balances have decreased slightly in recent periods, the Company has substantially maintained or increased levels of these secondary liquidity resources and does not anticipate that an unexpectedly high level of loan demand in coming periods would impact liquidity to an extent that the Company would be required to pay abnormally high premiums above market rates to obtain deposits.

The parent Company's operating funds, funds with which to pay shareholder dividends and funds for the exploration of new business ventures have been, in the past, supplied primarily through dividends paid by subsidiary banks. The various regulatory authorities impose restrictions on dividends paid by a state bank. A state bank cannot pay dividends without the consent of the relevant banking authorities in excess of the total net profits of the current year and the combined retained profits of the previous two years. As of January 1, 2004, the subsidiary banks could pay dividends to Highlands Bankshares, Inc. of approximately $2,634,000 without permission of the regulatory authorities.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


Liquidity (continued)


The following table summarizes the dividend limits (in thousands) as of April 1, 2004 for Capon Valley Bank (CVB) and The Grant County Bank (GCB).

                                                                      Total
               2002              2003               2004             Available
         Income   Dividend  Income  Dividend   Income   Dividend   For Dividends
         ------  ---------  ------ --------  -------  ---------  --------------
CVB     $ 1,076   $ 975   $   475   $   --    $  238    $ 108        $  706
GCB       1,627     975     1,801      905       488      108         1,928


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

    The Company's reported earnings results have been minimally affected by inflation. The different types of income and expense are affected in various ways. Interest rates are affected by inflation, but the timing and magnitude of the changes may not coincide with changes in the consumer price index. Management actively monitors interest rate sensitivity, as illustrated by the gap analysis shown under the section titled Interest Rate Sensitivity in order to minimize the effects of inflationary trends on interest rates. Other areas of noninterest expenses may be more directly affected by inflation.

Capital

The Company seeks to maintain a strong capital base to expand facilities, promote public confidence, support current operations and grow at a manageable level. As of March 31, 2004 the Company's total risk based capital ratio was 14.96% which is above the regulatory minimum of 8.0%. The leverage ratio of total capital to total assets was 9.76% at March 31, 2004 and the tier 1 leverage ratio was 13.76%.


Interest Rate Sensitivity

     In conjunction with maintaining a satisfactory level of liquidity, management must also control the degree of interest rate risk assumed on the balance sheet. Managing this risk involves regular monitoring of the interest sensitive assets relative to interest sensitive liabilities over specific time intervals.

     At March 31, 2004 the Company had a negative gap position through the first three months, shifting to a positive gap by the end of one year. With the largest amount of interest sensitive assets and liabilities repricing within one year, the Company believes it is in an excellent position to respond quickly to rapid market rate changes. Early withdrawal of deposits, prepayments of loans and loan delinquencies are some of the factors that could affect actual versus expected cash flows. In addition, changes in rates on interest sensitive assets and liabilities may not be equal, which could result in a change in net interest margin. While the Company does not match each of its interest sensitive assets against specific interest sensitive liabilities, it does review its positions regularly and takes actions to reposition it when necessary.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


Interest Rate Sensitivity (continued)


The following table illustrates the Company's sensitivity to interest rate changes as of March 31, 2004 (in thousands):

                                                             More than
                                                             5 Years
                        1 - 90  91 - 365  1 to 3   3 to 5  or Without
                         Days     Days     Years    Years    Maturity    Total
EARNING ASSETS

   Loans              $53,075  $98,126   $50,523  $ 9,599    $14,874    $226,197
   Fed funds sold      20,367                                             20,367
   Securities           9,880   10,684     8,825      365        687      30,441
   Time deposits in
     other
     banks              1,171      100       200                           1,471
                        -----   ------     ------   ------     ------     ------

   Total               84,493  108,910    59,548    9,964     15,561     278,476
                       ------  -------     -----   ------     ------     -------



INTEREST BEARING LIABILITIES

   Money market
     savings           22,849                                             22,849
   Savings accounts    49,709                                             49,709
   Time deposits
     <$100K            16,647   54,015    25,644   10,959                107,265
   Time deposits
     >$100K            10,556   14,987    10,767    8,059                 44,369
   Other borrowed
     money                 93      568       812    1,138      2,585       5,196
                         -----   ------   ------   ------     ------     ------

   Total               99,854   69,570    37,223   20,156      2,585     229,388
                      -------   ------    ------  -------    -------    --------

Rate sensitivity GAP  (15,361)  39,340    22,325  (10,192)    12,975      49,088

Cumulative GAP        (15,361) (23,979)   46,304   36,112     49,088

Ratio of cumulative
   interest sensitive
   assets to cumulative
   interest sensitive
   liabilities          84.62% 114.15%    122.41%  115.92%    121.40%

Assumes all transaction, money market and savings deposit accounts reprice within 90 days.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

       This information is incorporated herein by reference from Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations.


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

32.1 Statement of Chief Executive Officer and Financial Officer Pursuant to 18 U.S.C.ss. 1350.


(b) Reports on Form 8-K filed during the three months ended March 31, 2004.

On January 29, 2004 the Company filed a report on Form 8-K, Item 5 announcing the retirement of Leslie A. Barr as President and Chief Executive Officer.

On February 13, 2004, the Company filed a report on Form 8-K, Item 5 announcing the appointment of Clarence E. Porter as President and Chief Executive Officer.

                                   Signature



    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       HIGHLANDS BANKSHARES, INC.



                                       /s/ C.E. PORTER
                                       ---------------------------------------
                                       C.E. Porter
                                       President


                                       /s/ R. ALAN MILLER
                                       ---------------------------------
                                       R. Alan Miller
                                       Finance Officer


May 8, 2004