Form 10-Q
period 2004-06-30
HIGHLANDS BANKSHARES INC /WV/
filed 2004-08-13
CIK 756862

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-Q

(Mark One)

[X ] Quarterly  Report  Pursuant to Section 13 or 15(d) of the  Securities
     Exchange  Act of 1934

[  ] Transition  Report  Pursuant to Section 13 or 15(d) of the  Securities
     Exchange Act of 1934


For the quarterly period ended June 30, 2004

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


                                 P. O. Box 929
                           Petersburg, West Virginia 26847
           (Address of Principal Executive Offices, Including Zip Code)

                                (304) 257-4111
             (Registrant's Telephone Number, Including Area Code)



      Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject
to such  filing  requirement  for  the  past  90  days.  Yes X    No
                                                            ---     -----

      Indicate by check mark whether the issuer is an accelerated  filer (as
defined in Rule 12b-2 of the Act). Yes      No X
                                      ----    ----

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of July 31, 2004: 1,436,874 shares of Common Stock, $5 Par Value

                          HIGHLANDS BANKSHARES, INC.


                                     INDEX


                                                                         Page

PART I    FINANCIAL INFORMATION

Item 1.   Financial Statements

          Unaudited Consolidated Statements of Income - Six Months
          Ended June 30, 2004 and 2003                                    2

          Unaudited Consolidated Statements of Income - Three Months
          Ended June 30, 2004 and 2003                                    3

          Unaudited Consolidated Balance Sheet - June 30, 2004 and
          Audited Consolidated Balance Sheet--December 31, 2003           4

          Unaudited Consolidated Statements of Changes in Stockholders'
          Equity - Six Months Ended June 30, 2004 and 2003                5

          Unaudited Consolidated Statements of Cash Flows - Six Months
          Ended June 30, 2004 and 2003                                    6

          Notes to Consolidated Financial Statements                      7

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations                  10

Item 3.   Quantitative and Qualitative Disclosures about Market Risk     22

Item 4.   Controls and Procedures                                        22


PART II   OTHER INFORMATION

Item 1.   Legal Proceedings                                              23

Item 2.   Changes in Securities                                          23

Item 3.   Defaults upon Senior Securities                                23

Item 4.   Submission of Matters to a Vote of Security Holders            23

Item 5.   Other Information                                              23

Item 6.   Exhibits and Reports on Form 8K                                24


          SIGNATURES                                                     25

Part I  Financial Information
Item 1  Financial Statements
                          HIGHLANDS BANKSHARES, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
              (In Thousands of Dollars Except Per Share Amounts)
                                   (Unaudited)
                                                          Six Months Ended
                                                              June 30,
                                                          2004        2003
Interest Income
   Interest and fees on loans                           $  8,228    $ 8,505
   Interest on federal funds sold                             83        123
   Interest on time deposits                                   8         29
   Interest and dividends on investment securities           411        549
                                                         -------     ------

   Total Interest Income                                   8,730      9,206
                                                         -------     ------

Interest Expense
   Interest on deposits                                    2,281      3,317
   Interest on borrowed money                                128        108
                                                         -------     ------

   Total Interest Expense                                  2,409      3,425
                                                         -------     ------

Net Interest Income                                        6,321      5,781

Provision for Loan Losses                                    405        755
                                                         -------     ------

Net Interest Income After Provision for Loan Losses        5,916      5,026
                                                         -------     ------

Noninterest Income
   Service charges                                           382        288
   Other                                                     362        394
                                                         -------     ------

   Total Noninterest Income                                  744        682
                                                         -------     ------

Noninterest Expense
   Salaries and employee benefits                          2,342      2,142
   Equipment and occupancy expense                           591        566
   Data processing                                           344        284
   Legal and professional fees                               180        115
   Directors fees                                            179        131
   Other                                                     754        690
                                                         -------     ------

Total Noninterest Expense                                  4,390      3,928
                                                         -------     ------

Income Before Income Taxes                                 2,270      1,780

Provision for Income Taxes                                   761        564
                                                         -------     ------

Net Income                                              $  1,509    $ 1,216
                                                         =======     ======

Per Share Data

   Net Income                                           $   1.05    $   .85
   Cash Dividends                                       $    .30    $   .28
   Weighted Average Common Shares Outstanding          1,436,874  1,436,874


       The accompanying notes are an integral part of these statements.

                          HIGHLANDS BANKSHARES, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
              (In Thousands of Dollars Except Per Share Amounts)
                                   (Unaudited)
                                                         Three Months Ended
                                                              June 30,
                                                           2004         2003
Interest Income
   Interest and fees on loans                           $  4,157    $ 4,280
   Interest on federal funds sold                             41         63
   Interest on time deposits                                   4         15
   Interest and dividends on investment securities           197        272
                                                         -------     ------

   Total Interest Income                                   4,399      4,630
                                                         -------     ------

Interest Expense
   Interest on deposits                                    1,094      1,611
   Interest on borrowed money                                 66         57
                                                         -------     ------

   Total Interest Expense                                  1,160      1,668
                                                         -------     ------

Net Interest Income                                        3,239      2,962

Provision for Loan Losses                                    210        545
                                                         -------     ------

Net Interest Income After Provision for Loan Losses        3,029      2,417
                                                         -------     ------

Noninterest Income
   Service charges                                           214        150
   Other income                                              196        189
                                                         -------     ------

   Total Noninterest Income                                  410        339
                                                         -------     ------

Noninterest Expense
   Salaries and employee benefits                          1,187      1,055
   Equipment and occupancy expense                           304        281
   Data processing expense                                   167        140
   Legal and professional fees                               108         65
   Directors Fees                                             92         72
   Other                                                     368        340
                                                         -------     ------

   Total Noninterest Expense                               2,226      1,953
                                                         -------     ------

Income Before Income Taxes                                 1,213        803

Provision for Income Taxes                                   416        247
                                                         -------     ------

Net Income                                              $    797    $   556
                                                         =======     ======

Per Share Data

   Net Income                                           $    .55    $   .39
   Cash Dividends                                       $    .15    $   .14
   Weighted Average Common Shares Outstanding          1,436,874  1,436,874


       The accompanying notes are an integral part of these statements.

                          HIGHLANDS BANKSHARES, INC.
                          CONSOLIDATED BALANCE SHEETS
                           (In Thousands of Dollars)

                                                      June 30,   December 31,
                                                        2004         2003
                                                     (unaudited)  (audited)
   ASSETS

Cash and due from banks - noninterest bearing         $  6,821    $  7,214
Time deposits in other banks                             1,317       1,187
Federal funds sold                                      15,653      16,718
Securities held to maturity (note 2)                     1,364       1,366
Securities available for sale (note 2)                  27,932      32,631
Other investments (note 3)                                 963         933
Loans (note 4)                                         233,431     226,635
Allowance for loan losses (note 5)                      (2,338)     (2,463)
Bank premises and equipment                              7,017       7,210
Interest receivable                                      1,551       1,718
Investments in insurance contracts (note 6)              5,659       5,559
Other assets                                             2,172       2,460
                                                       -------     -------

   Total Assets                                       $301,542    $301,168
                                                       =======     =======

     LIABILITIES

Deposits:
   Noninterest bearing demand deposits                $ 37,189    $ 32,936
   Interest bearing
     Money market and checking                          24,099      22,958
     Money market savings                               19,903      16,953
     Savings                                            35,469      32,187
     Time deposits (note 7)                            144,954     157,651
                                                       -------     -------

   Total Deposits                                      261,614     262,685

Borrowed money                                           6,091       5,295
Accrued expenses and other liabilities                   3,383       3,639
                                                       -------     -------

   Total Liabilities                                   271,088     271,619
                                                       -------     -------

   STOCKHOLDERS' EQUITY

Common stock ($5 par value, 3,000,000 shares
   authorized)                                           7,184       7,184
Surplus                                                  1,662       1,662
Retained earnings                                       21,805      20,727
Accumulated other comprehensive loss                      (197)        (24)
                                                       --------    --------


   Total Stockholders' Equity                           30,454      29,549
                                                       -------     -------

   Total Liabilities and Stockholders' Equity         $301,542    $301,168
                                                       =======     =======

       The accompanying notes are an integral part of these statements.

                          HIGHLANDS BANKSHARES, INC.
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                           (In Thousands of Dollars)
                                   (Unaudited)



                                                             Accumulated
                                                               Other
                                                            Comprehensive
                                  Common           Retained    Income
                                  Stock    Surplus Earnings    (Loss)    Total
                                 -------  --------  -------   ----------  -----

Balances, December 31, 2003      $ 7,184  $ 1,662  $ 20,727   $  (24)   $29,549
   Comprehensive Income
   Net income                                         1,509               1,509
   Net change in unrealized
     depreciation on investment
     securities available for sale,
     net of taxes                                               (173)      (173)
                                                                         ------
   Total Comprehensive Income                                             1,336

   Dividends paid                                      (431)               (431)
                                   -----    -----    ------    -----     ------

   Balances, June 30, 2004       $ 7,184  $ 1,662  $ 21,805   $ (197)   $30,454
                                   =====    =====    ======    =====    ======

                                                              Accumulated
                                                                Other
                                  Common           Retained  Comprehensive
                                   Stock   Surplus Earnings     Income    Total
                                  -------  -------  -------  ------------ ----

Balances, December 31, 2002      $ 7,184  $ 1,662  $ 19,850   $  220    $28,916
   Comprehensive Income
   Net income                                         1,216               1,216
   Net change in unrealized
     appreciation on investment
     securities available for sale,
     net of taxes                                                (40)       (40)
                                                                          -----
   Total Comprehensive Income                                             1,176

   Dividends paid                                      (402)               (402)
                                   -----    -----     -----    -----      -----

   Balances, June 30, 2003       $ 7,184  $ 1,662  $ 20,664   $  180    $29,690
                                   =====    =====    ======    =====     ======


       The accompanying notes are an integral part of these statements.

                          HIGHLANDS BANKSHARES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (In Thousands of Dollars)
                                   (Unaudited)
                                                          Six Months Ended
                                                              June 30,
                                                           2004       2003
Cash Flows from Operating Activities:
   Net income                                           $  1,509    $ 1,216
   Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depreciation                                          335        297
       Net securities amortization                           267        226
       Provision for loan losses                             405        755
       Income from insurance investments                    (100)       (97)
       Decrease in interest receivable                       167         53
       Increase (decrease) in other assets                   289       (123)
       Increase (decrease) in accrued expenses              (255)       262
                                                         --------    ------

   Net Cash Provided by Operating Activities               2,617      2,589
                                                         -------     ------

Cash Flows from Investing Activities:
   Net change in time deposits in other banks               (129)    (2,036)
   Net change in federal funds sold                        1,065     (8,900)
   Proceeds from maturities of securities
     available for sale                                    9,432      8,619
   Proceeds from maturities of securities held
     to maturity                                               1          2
   Purchase of securities available for sale              (5,172)   (15,831)
   Purchase of other investments                             (30)      (220)
   Net change in loans                                    (7,326)      (480)
   Purchase of property and equipment                       (144)      (148)
                                                         --------    ------

   Net Cash Consumed by Investing Activities              (2,303)   (18,994)
                                                         --------   -------

Cash Flows from Financing Activities:
   Net change in time deposits                           (12,698)     7,109
   Net change in other deposits                           11,626      7,521
   Dividends paid in cash                                   (431)      (402)
   Additional borrowed money                               1,000      1,200
   Repayment of borrowed money                              (204)      (267)
                                                        ---------   --------


   Net Cash Provided by (Used in) Financing Activities      (707)    15,161
                                                         --------    ------

Net Increase (Decrease) in Cash and Cash Equivalents        (393)    (1,244)

Cash and Cash Equivalents, Beginning of Period             7,214      8,226
                                                         -------     ------

Cash and Cash Equivalents, End of Period                $  6,821    $ 6,982
                                                         =======     ======

Supplemental Disclosures:
   Cash Paid For:
     Income taxes                                       $    519    $   608
     Interest                                              2,492      3,345

       The accompanying notes are an integral part of these statements.

                          HIGHLANDS BANKSHARES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1    ACCOUNTING PRINCIPLES:

          The consolidated financial statements conform to U. S. generally accepted accounting principles and to general industry practices. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position as of June 30, 2004 and the results of operations for the three month and six month periods ended June 30, 2004 and 2003.

          The notes included herein should be read in conjunction with the notes to financial statements included in the 2003 annual report on Form 10-K.



NOTE 2    SECURITIES:

          The amortized cost and market value of securities held to maturity as of June 30, 2004 and December 31, 2003, are as follows (in thousands):

                                          2004                  2003
                                          ----                  ----
                                    Amortized  Market     Amortized  Market
                                      Cost     Value       Cost       Value

          Mortgage-backed
            securities              $     1  $     1      $    2   $     2
          Obligations of states and
            political subdivisions    1,363    1,407       1,364     1,435
                                     ------   ------       -----    ------

            Total                   $ 1,364  $ 1,408      $1,366   $ 1,437
                                     ======   ======       =====    ======


          The amortized cost and fair value of securities available for sale as of June 30, 2004 and December 31, 2003 are as follows (in thousands):

                                          2004                  2003
                                          ----                  ----
                                   Amortized  Market   Amortized     Market
                                     Cost     Value       Cost       Value

          US Treasury securities
            and obligations of
            US Government
            corporations and
            agencies                $20,411  $20,330      $23,132  $23,240
          Mortgage-backed
            securities                5,675    5,699        6,686    6,758
          Obligations of states
            and political
            subdivisions              1,870    1,876        2,567    2,604
          Other investments              32       27           32       29
                                     ------   ------       -----    ------

            Total                   $27,988  $27,932      $32,417  $32,631
                                     ======   ======       ======   ======

                          HIGHLANDS BANKSHARES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2    SECURITIES (continued):

          Taxable and non-taxable interest and dividends on investment securities for the three month periods ended June 30, 2004 and 2003 and for the six month periods ended June 30, 2004 and 2003 are as follows (in thousands):

                     Six Months Ended June 30,  Three Months Ended June 30,
                         2004       2003            2004        2003
                         ----       -----          -----        ------
          Taxable       $  345     $  468          $  165      $  234
          Non-taxable       66         81              32          38
                         -----     ------          ------       ------
          Total         $  411     $  549          $  197      $  272
                         =====      =====           =====       =====


NOTE 3    OTHER INVESTMENTS:

          Other investments totaling $ 963,000 include investments in the Federal Home Loan Bank and other governmental entities whose transferability is restricted.


NOTE 4    LOANS:

          A summary of loans outstanding as of June 30, 2004 and December 31, 2003 is as follows (in thousands):

                                                        2004         2003
          Commercial                                  $ 47,000    $ 42,911
          Real estate - construction                     6,270       7,552
                      - mortgages                      134,465     129,670
          Consumer                                      45,696      46,502
                                                       -------     -------

            Net loans outstanding                     $233,431    $226,635
                                                       =======     =======



NOTE 5    ALLOWANCE FOR LOAN LOSSES:

          A summary of transactions in the allowance for loan losses for the six months ended June 30, 2004 and 2003, follows:

                                                        2004         2003

          Balance, beginning of period                $  2,463    $  1,793
          Provisions charged to operating expenses         405         755
          Loan recoveries                                  189         121
          Loan charge-off                                 (719)       (293)
                                                        ------    --------

            Balance, end of period                    $  2,338    $  2,376
                                                       =======     =======

                          HIGHLANDS BANKSHARES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6    INVESTMENT IN INSURANCE CONTRACTS:

          Investment in insurance contracts consist of single premium insurance contracts which have the dual purposes of providing a rate of return to the Company which approximately equals the Company's average cost of funds and providing life insurance and retirement benefits to certain executives. The carrying value of these investments was $5,659,000 at June 30, 2004 and $5,559,000 at December 31, 2003.



NOTE 7    DEPOSITS:

          Balances of time deposits over $100,000 and time deposits less than $100,000 at June 30, 2004 and December 31, 2003 are set forth below (in thousands):

                                              2004           2003
                                              -----         -----
              Time deposits over $100,000  $ 40,099       $ 47,345
              All other time deposits       104,855        110,306
                                            -------        -------
              Total Time Deposits          $144,954       $157,651
                                            =======        =======

          Interest expense for time deposits over $100,000 for the six month and three month periods ended June 30, 2004 and June 30, 2003 are set forth below (in thousands):


                         Six Months          Three Months
                        Ended June 30        Ended June 30
                        2004   2003          2004   2003
                        ----   ------        -----  ------
                       $ 639  $  941        $  289  $ 456


          The following is a summary of the maturity distribution of all time deposits of $100,000 or more as of June 30, 2004 (in thousands):

                                                      Amount
                        0-90 Days                    $ 6,654
                        91-365 Days                   14,720
                        1-3 Years                     11,658
                        3-5 Years                      7,067
                                                      ------
                        Total                        $40,099
                                                      ======

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following discussion focuses on significant results of the Company's operations and significant changes in our financial condition or results of operations for the periods indicated in the discussion. This discussion should be read in conjunction with our audited financial statements and Report on Form 10-K for the period ended December 31, 2003.

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

The Company has invested in and owns life insurance polices on certain officers. The policies are designed so that the company recovers the interest expenses associated with carrying the polices and the officer will, at the time of retirement, receive any earnings in excess of the amounts earned by the Company. The Company recognizes as an asset the net amount that could be realized under the insurance contract as of the balance sheet date. This amount represents the cash surrender value of the policies less applicable surrender charges. The portion of the benefits which will be received by the executives at the time of their retirement is considered, when taken collectively, to constitute a retirement plan. Therefore the Company accounts for these policies using guidance found in Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Post Retirement Benefits Other Than Pensions."

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

Forward Looking Statements

Certain statements in this report may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are statements that include projections, predictions, expectations or beliefs about future events or results or otherwise are not statements of historical fact. Such statements are often characterized by the use of qualified words (and their derivatives) such as "expect," "believe," "estimate," "plan," "project," "anticipate" or other similar words. Although the Company believes that its expectations with respect to certain forward-looking statements are based upon reasonable assumptions within the bounds of its existing knowledge of its business and operations, there can be no assurance that actual results, performance or achievements of the Company will not differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Actual future results and trends may differ materially from historical results or those anticipated depending on a variety of factors, including, but not limited to, the effects of and changes in: general economic conditions, the interest rate environment, legislative and regulatory requirements, competitive pressures, new products and delivery systems, inflation, changes in the stock and bond markets, technology, downturns in the trucking and timber industries, effects of mergers and/or downsizing in the poultry industry in Hardy County, and consumer spending and savings habits. Additionally, actual future results and trends may differ from historical or anticipated results to the extent: (1) the pending closure of the turkey processing facility near Harrisonburg, Virginia unexpectedly adversely impacts the company's market area; (2) any significant downturn in certain industries, particularly the trucking and timber industries are experienced; (3) loan demand decreases from prior periods; (4) the company may incur additional loan loss provision due to negative credit quality trends in the future that may lead to a deterioration of asset quality; (5) the company may not continue to experience significant recoveries of previously charged-off loans or loans resulting in foreclosure; and (6) the company is unable to control costs and expenses as anticipated. The Company does not update any forward-looking statements that may be made from time to time by or on behalf of the Company.

Overview

Net income for the first six months of 2004 increased 24.10% compared to the same period a year ago, and for the quarter ended June 30, 2004, income was 43.35% higher than the same quarter ended June 30, 2003. Annualized return on average assets (ROAA) for the six months ended June 30, 2004 was 1.01% and annualized return on average equity (ROAE) was 9.93% compared to an ROAA of .80% and an ROAE of 8.25% for the same period in 2003. Annualized return on average assets for the quarter ended June 30, 2004 was 1.06% and annualized return on average equity was 10.31%.

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Overview (continued)

Net interest income before provision for loan losses increased 9.34% for the first six months of 2004 as compared to the first six months of 2003. This increase came in spite of a small decline in average balances of earning assets during the first six months of 2004 as compared to the same period in 2003. Closer management of assets and liabilities, especially the management of deposits, caused the decrease in average earning assets to be more than offset by a decrease in interest bearing liabilities resulting in an increase in net interest income and a 46 basis point increase in tax-equivalent net interest margin.

During the first six months of 2003, the Company recognized a provision against earnings for loan losses of $755,000 as compared to a provision of $405,000 during 2004. Enhanced efforts at improving the quality of the Company's loan portfolio have reduced the Company's balance of loans over 30 days delinquent plus non-accrual loans as a percent of gross loans to 2.91% at June 30, 2004 compared to 5.17% at June 30, 2003 and 4.73% at December 31, 2003.

Non-interest income grew as an increase in the per transaction charge for insufficient funds checks offset declines in insurance income and trust fees. Projects aimed at updating operational infrastructure and a continuation of increases in active customer accounts caused equipment and data processing expenses to rise. Increases in legal and professional fees and directors fees were significant contributors to an 11.76% increase in non-interest expense.

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

Credit Quality

Due to increased collection efforts, balances of non-performing loans decreased 69.61% from December 31, 2003 to June 30, 2004. At December 31, 2003, loans 30 days or more delinquent and non-accrual loans were 4.73% of gross loan balances and at June 30, 2004, these loans represented 2.91% of gross loans. Restructured loans at December 31, 2003 were comprised of two commercial loans on which refinancing was necessary in order to recoup timely payment of principal. In neither case were any principal amounts forgiven. As of June 30, 2004, these loans which had previously been classified as restructured had timely payments for more than a twelve month period and terms were not better than those that would be offered in a competitive environment, and therefore were no longer classified as restructured.

Loans are typically placed on non-accrual status once they have reached certain levels of delinquency, depending on loan type, and it is no longer reasonable to expect collection of principal and interest because collateral is insufficient to cover both the principal and interest due. After loans are placed on non-accrual status, they are returned to accrual status if obligation is brought current by the borrower, or they are charged off if payment is not made current and management believes that collection of the amounts due is doubtful. Charged-off loans are charged against the allowance for loan losses. Any subsequent collection or sale of repossessed collateral is added to the allowance as a recovery.

The carrying value of foreclosed property at June 30, 2004 was $252,000. All foreclosed property held as of June 30, 2004 was in the Company's primary service area. The Company's practice is to value real estate acquired through foreclosure at the lower of (i) an independent current appraisal or market analysis less anticipated costs of disposal, or (ii) the existing loan balance. The Company is actively marketing all foreclosed real estate and does not anticipate material write-downs in value before disposition.

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Credit Quality (continued)

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

As of June 30, 2004, the Company did not have any potential problem loans as defined in SEC Industry Guide III that would require disclosure. In July, the Company received notice that a large commercial customer had filed for Chapter 11 bankruptcy protection. Terms of the bankruptcy proceedings have not been finalized. Depending upon the outcome of the bankruptcy proceedings, the Company may be forced to move the loans made to this customer, which total approximately $1.4 million, to non-accrual status. If these loans are moved to non-accrual, this will have a negative impact on interest revenue and net income. The loans to this customer are deemed by Management to be well secured, and if a foreclosure is required, the Company at this time expects there to be no loss on the sale of the collateral when compared to current loan balances to the customer.

The following table summarizes the company's non-performing loans as of June 30, 2004 and December 31, 2003.

                                                        June 30,   December 31,
      (in thousands)                                      2004        2003
                                                          ----        ----

      Non-accrual loans                                $     757  $   1,664
      Restructured Loans                                                631
      Loans past due 90 days or more and
        still accruing interest                              426      1,598


        Total                                          $   1,183  $   3,893
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

Because of its large impact on the local economy, Management continues to monitor the economic health of the poultry industry. The Company has direct loans to poultry growers and the industry is a large employer in the Company's trade area. During the spring of 2004, Pilgrim's Pride Corporation announced the pending closure of its turkey processing facilities near Harrisonburg, VA. This closure will impact the local economy because turkey growers currently contracted with Pilgrim's Pride will either be forced to cease growing operations or turn to alternative contractual arrangements. The possible plant closure may have an impact on the local economy in the case that workers at this facility may become unemployed for prolonged periods if the facility remains closed. Although Management will closely monitor the effect on our operations of the potential closure of this facility, the impact on unemployment in our primary service area is expected to be minimal and the number of direct grower loans held by the Company and impacted by this potential closure is small. Several of these growers have already made alternative contractual arrangements with another poultry processing firm.

In recent periods, the Company's loan portfolio has also begun to reflect a concentration in loans collateralized by heavy equipment, particularly in the trucking and timber industries. In part because of rising fuel costs, and because of continued stagnant economic conditions, the trucking sector has experienced a recent downturn. However, the Company has experienced no material losses related to foreclosures of loans collateralized by heavy equipment. While close monitoring of this sector is necessary, management expects no significant losses in the foreseeable future.

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


Net Interest Income

Year To Date

Although interest rates remain near forty year lows, a stability in market rates over the last year has slowed the decline in average rates earned on assets while at the same time, higher rate time deposits continue to mature and are renegotiated at lower rates. As a result, average rates earned on assets during the first six months of 2004 as compared to 2003 decreased 22 basis points as compared to a decline of 76 basis points on interest bearing liabilities.

In recent periods, the Company has found itself in a favorable short-term liquidity position as average balances of fed funds sold topped $18 million during the first six months of 2004 and were over $21 million during the first six months of 2003. Loan growth has also been lower in recent periods. As a result, the Company has been able to remain at or often below competitors rates paid on deposits as the need for greater liquidity was not present. Rates paid on deposits during the first six months of 2004 compared to 2003 fell 80 basis points and average balances of interest bearing deposits during the first six months of 2004 fell 4.35% compared to 2003, with the largest declines being in balances of time deposits.

Although demand for new loans over the past twelve months has been lower than that experienced in recent years, Management expects loan demand to remain adequate to maintain current balances or cause balances to increase slightly. If loan demand remains adequate to maintain current balances, and as older, higher rate time deposits mature and are replaced by lower rate deposits, management expects net interest margin to remain at current levels or increase slightly during the coming months.

The table on the following page summarizes the Company's net interest margin for six month period ended June 30, 2004 as compared to 2003.

Quarter Ending June 30

Net interest income, on a fully taxable equivalent basis, for the second quarter of 2004 increased 9.15% over the same period a year ago and net interest margin increased 51 basis points. Although average balances of earning assets decreased overall and average rates earned on earning assets fell 15 basis points, this was offset by a decrease of 4.82% in average balances of interest bearing liabilities and a 74 basis point decline in rates paid on interest bearing liabilities.

Average loan balances increased $5.5 million during 2004 as compared to the same period in 2003, but this increase was offset by a decline in average rates to result in a slight decrease in earnings on loans. The increase in average loan balances was funded by reductions in balances of interest bearing deposits, fed funds sold and securities investments.

Balances of interest bearing deposits decreased 5.30%, although balances of interest bearing transaction accounts increased. Balances of time deposits fell 12.21% and average rates paid on time deposits decreased 75 basis points.

As the return on short term investments (fed funds sold and interest bearing deposits) has fallen and the returns on securities have declined in line with deposit rates, the Company has chosen to fund loan growth through the reduction in balances of these assets in lieu of funding loan growth through new deposits.

The table on page 16 summarizes the Company's net interest margin for the three month period ended June 30, 2004 as compared to 2003.

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Net Interest Income (continued)


                           HIGHLANDS BANKSHARES, INC.
              NET INTEREST MARGIN ANALYSIS FOR THE SIX MONTH PERIODS
                           ENDED JUNE 30, 2004 AND 2003
                          (Dollar Amounts in Thousands)

                             June 30, 2004               June 30, 2003
                       Average   Income/           Average   Income/
                      Balance    Expense  Rate     Balance   Expense      Rate
Interest Income


   Loans 1,3         $ 229,198   $8,228  7.22%    $ 225,729   $ 8,505     7.54%
   Federal funds
     sold               18,241       83   .92%       21,551       123     1.14%
   Interest bearing
     deposits            1,525        8  1.05%        5,694        29     1.02%
   Investments
     Taxable 4          29,555      345  2.35%       28,920       468     3.24%
     Tax exempt 2,4      3,803      105  5.55%        4,202       128     6.09%
                         -----    -----   ----        -----     -----     -----
   Total Earning
     Assets            282,322    8,769  6.25%      286,096     9,253     6.47%
                       -------    -----  ----       -------     -----   ------

Interest Expense
   Money markets        23,259       40   .35%       21,430        89      .83%
   Savings              52,179      141   .54%       47,798       240     1.00%
   Time deposits       149,210    2,101  2.83%      165,640     2,988     3.61%
   Other borrowed
     money               5,479      127  4.66%        4,280       108     5.05%
                        ------   ------  ----       -------    ------    -------
   Total Interest
     Bearing
     Liabilities       230,127    2,409  2.11%      239,148     3,425     2.86%
                       -------   ------  -----      -------     -----    ------

   Net Interest Income            6,360                         5,828
                                  =====                         =====

   Net Yield on Interest
     Earning Assets                      4.53%                            4.07%
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

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Net Interest Income (continued)


                           HIGHLANDS BANKSHARES, INC.
           NET INTEREST MARGIN ANALYSIS FOR THE THREE MONTH PERIODS
                           ENDED JUNE 30, 2004 AND 2003
                          (Dollar Amounts in Thousands)

                             June 30, 2004                June 30, 2003
                        ---------------------          -----------------------
                       Average   Income/            Average     Income/
                       Balance   Expense  Rate      Balance     Expense    Rate
Interest Income


   Loans 1,3         $ 232,022   $4,157   7.21%    $ 226,756     $4,280    7.55%
   Federal funds sold   17,210       41    .96%       21,625         63    1.17%
   Interest bearing
     deposits            1,658        4    .97%        6,008         14     .93%
   Investments
     Taxable 4          28,513      170   2.40%       31,361        234    2.98%
     Tax exempt 2,4      3,646       43   4.74%        4,242         61    5.75%
                         -----    -----   ----         -----      -----   -----
   Total Earning
     Assets            283,049    4,415   6.27%      289,992      4,652    6.42%
                       -------    -----  ----        -------      -----  ------

Interest Expense
   Money markets        23,617       21    .36%       21,759         41     .75%
   Savings              54,648       74    .54%       48,816        114     .93%
   Time deposits       145,420      999   2.76%      165,640      1,456    3.51%
   Other borrowed
     money               5,714       66   4.65%        4,614         57    4.94%
                        ------    -----   ----        -------     -----  -------
   Total Interest
     Bearing
     Liabilities       229,399    1,160   2.03%      240,829      1,668    2.77%
                      -------    ------   -----     --------      -----  ------

   Net Interest Income            3,255                           2,984
                                  =====                           =====

   Net Yield on Interest
     Earning
     Assets                               4.63%                            4.12%
                                          =====                            =====

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

An analysis of the components of net charge-offs for the six month periods ended June 30, 2004 and June 30, 2003 and for the quarters ended June 30, 2004 and June 30, 2003 is set forth in the following table (in thousands):

                                       Quarter Ended     Six Months Ended
                                         June 30,               June 30,
                                    ------------------     --------------
                                       2004    2003       2004     2003
                                       ----    ----       ----     ----
   Components of net charge-offs:
      Real estate                    $  (242) $   (26)   $  (265) $   (33)
      Commercial                         (53)      16        (65)      11
      Installment                       (110)     (75)      (200)    (150)
                                      -------  ------     -------  ------

      Total                          $  (405) $   (85)   $  (530) $  (172)
                                      =======  ======     =======  ======


The following table shows the allocation of loans in the loan portfolio and the corresponding amounts of the allowance allocated by loan types as of June 30, 2004 and December 31, 2003:

                        June 30, 2004                December 31, 2003
                        -------------                ----------------

                     Allowance  Percentage       Allowance    Percentage
 Loan Type           Allocation  of Loans         Allocation   of Loans
 ---------           ----------- ---------        ----------   ---------
Commercial           $  952        20%          $  779            19%
Mortgage                745        60%             725            61%
Consumer                572        20%             819            20%
Unallocated              69                        140
                      -----      ----            -----        ------
    Totals           $2,338       100%          $2,463           100%
                      =====      ====            =====           ===

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


Discontinuation of Trust Operations

During the fourth quarter of 2003, the Board of Directors of Highlands Bankshares, Inc. (HBI) decided to close Highlands Bankshares Trust Company, Inc.
(HBTI).The demand for trust services in the Company's primary and secondary service areas had been less than anticipated. As of May 31, 2004, Highlands Bankshares Trust Company, a wholly owned subsidiary of Highlands Bankshares, Inc. had ceased operations.

On an unconsolidated basis, at the time of it's closing, HBTI had an accumulated net loss of $3,217. This loss, in combination with an initial capital contribution by HBI of $2,143,576, resulted in a net investment by HBI at the time of closing of $2,140,359. Upon the cessation of operations of HBTI, this capital investment was returned to Highlands Bankshares, Inc. in the form of cash. At its regularly scheduled meeting in July, the Highlands Board of Directors voted to invest this capital, less amounts used to pay second quarter shareholder dividends, in the existing subsidiary banks.

Non Interest Income

Income from service charges increased 32.65% for the first six months of 2004 as compared to 2003 and 42.67% for the second quarter of 2004 as compared to the second quarter of 2003. In both instances, the increase was largely due to an increase in the rate on insufficient funds charged to checking account customers. During early 2004, both subsidiary banks increased the per transaction charge for insufficient funds.

Insurance related earnings fell 10.19% for the first six months of 2004 compared to 2003. Due to increased competition for consumer loans from banks and other types of financing businesses, the volume of new consumer loans has fallen in recent years. As credit life and accident and health insurance are sold primarily to these loan customers, the volume of new insurance business has also decreased.

Because of the closing of the trust subsidiary, trust fees fell from $20,000 during the first six months of 2003 to $3,000 during the first six months of 2004. There were no trust fees earned during the second quarter of 2004 as compared to $11,000 during the second quarter of 2003.

Non Interest Expense

The costs of salaries and benefits for the first six months of 2004 were $201,000 higher than the same period in 2003 and $132,000 higher during the second quarter of 2004 as compared to the same period in 2003. The largest portion of these increases was due to higher costs of health insurance and higher pension costs.

Occupancy and equipment expense increased due mainly to higher costs associated with the implementation of new operating equipment. As the number of deposit customers continued to expand, the costs of data processing rose 21.12% for the first six months of 2004 as compared to the same period in 2003 and 19.28% for the second quarter of 2004 as compared to 2003.

Legal and professional fees rose due to expanded internal audit procedures. Management expects that since these increased procedures were substantially implemented during the latter parts of 2003, that the year over year increase will stabilize in the coming quarters and that costs of legal and professional fees during the second half of 2004 will remain roughly equivalent to the costs experienced during the first half of 2004 and the second half of 2003.

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Non Interest Expense (continued)

At its meeting in April of 2003, the Company's Board of Directors approved an increase in directors fees for the directors of both the Company and its subsidiaries. This increase, coupled with an increase in the number of directors at the subsidiary banks, caused an increase in directors fees of 36.65% for the first six months of 2004 compared to the same time period in 2003 and a 27.77% increase for the second quarter of 2004 as compared to the second quarter of 2003.


Borrowed Money

The Company periodically borrows money from the Federal Home Loan Bank (FHLB). These borrowings are typically used to fund loan growth but have also been used to fund the renovation of the Capon Valley Bank's main office building. Although the Company has found itself in an extremely favorable liquidity position such that new loans could be funded through the decline in balances of more liquid lower earning assets such as fed funds sold, the Company during 2003 and 2004 chose to fund certain larger fixed rate commercial loans by borrowing from the Federal Home Loan Bank (FHLB). In borrowing from the FHLB at fixed rates and maturity periods similar to these larger commercial loans, the Company has attempted to minimize future interest rate risk.

Liquidity

Operating liquidity is the ability to meet present and future financial obligations. Short term liquidity is provided primarily through cash balances, deposits with other financial institutions, federal funds sold, non-pledged securities and loans maturing within one year. Additional sources of liquidity available to the Company include, but are not limited to, loan repayments, the ability to obtain deposits through the adjustment of interest rates and the purchasing of federal funds. To further meet its liquidity needs, the Company also maintains lines of credit with correspondent financial institutions, the Federal Reserve Bank of Richmond and the Federal Home Loan Bank of Pittsburgh.

Historically, the Company's primary need for additional levels of operational liquidity has been to fund increases in loan balances. The Company has normally funded increases in loans by increasing deposits and decreases in secondary liquidity sources such as balances of Fed Funds sold and balances of securities. Although total deposit balances have decreased slightly in recent periods, the Company has substantially maintained or increased levels of these secondary liquidity resources and does not anticipate that an unexpectedly high level of loan demand in coming periods would impact liquidity to the extent that the Company would be required to pay above market rates to obtain deposits.

The parent Company's operating funds, funds with which to pay shareholder dividends and funds for the exploration of new business ventures have been supplied primarily through dividends paid by the Company's subsidiary banks Capon Valley Bank (CVB) and The Grant County Bank (GCB). The various regulatory authorities impose restrictions on dividends paid by a state bank. A state bank cannot pay dividends without the consent of the relevant banking authorities in excess of the total net profits of the current year and the combined retained profits of the previous two years. As of July 1, 2004, the subsidiary banks could pay dividends to Highlands Bankshares, Inc. of approximately $3,423,000 without permission of the regulatory authorities. A summary of the amounts available follows (in thousands):

                                                                     Total
                   2002              2003             2004         Available
             Income  Dividend  Income  Dividend  Income  Dividend  For Dividends
             ------  --------  ------  --------  ------  --------  ------------

CVB          $1,076    975     $  475  $   --    $  537   $  158     $  955
GCB           1,627    975      1,801     905     1,033      158     $2,423

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Capital

The Company seeks to maintain a strong capital base to expand facilities, promote public confidence, support current operations and grow at a manageable level. As of June 30, 2004 the Company was above the regulatory minimum levels of capital. The table below summarizes the capital ratios for the Company and its subsidiary banks as of June 30, 2004 and December 31, 2003:


                            June 30, 2004          December 31, 2003
                          Actual  Regulatory       Actual    Regulatory
                           Ratio   Minimum          Ratio      Minimum
Total Risk Based
  Capital Ratio
Highlands Bankshares      14.53%     8.00%         14.55%       8.00%
Capon Valley Bank         11.89%     8.00%         11.93%       8.00%
The Grant County Bank     14.56%     8.00%         13.89%       8.00%

Tier 1 Leverage Ratio
Highlands Bankshares       9.71%     3.00%          9.42%       3.00%
Capon Valley Bank          7.72%     3.00%          7.31%       3.00%
The Grant County Bank      9.75%     3.00%          9.05%       3.00%

Tier 1 Risk Based
  Capital Ratio
Highlands Bankshares      13.45%     4.00%         13.40%       4.00%
Capon Valley Bank         10.70%     4.00%         10.68%       4.00%
The Grant County Bank     13.56%     4.00%         12.81%       4.00%


Effects of Inflation

Inflation primarily affects industries having high levels of property, plant and equipment or inventories. Although the Company is not significantly affected in these areas, inflation does have an impact on the growth of assets. As assets grow rapidly, it becomes necessary to increase equity capital at proportionate levels to maintain the appropriate equity to asset ratios. Traditionally, the Company's earnings and high capital retention levels have enabled the Company to meet these needs.

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

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Interest Rate Sensitivity (continued)

The following table illustrates the Company's sensitivity to interest rate changes as of June 30, 2004 (in thousands):

                           HIGHLANDS BANKSHARES, INC.
                      INTEREST RATE SENSITIVITY ANALYSIS
                                 JUNE 30, 2004
                           (In Thousands of Dollars)

                                                           More than
                                                            5 Years
                         1 - 90  91 - 365  1 to 3   3 to 5   or no
                          Days     Days     Years    Years  Maturity   Total
EARNING ASSETS

   Loans                $35,226  $94,939  $70,418  $16,752  $16,096 $233,431
   Fed funds sold        15,653                                       15,653
   Securities            11,033    8,690    9,677      365      494   30,259
   Time deposits in other
     banks                1,117      100      100                      1,317
                         ------   ------   ------   ------   -----    ------

   Total                 63,029  103,729   80,195   17,117   16,590  280,660
                         ------   -------  ------   ------   ------   -------



INTEREST BEARING LIABILITIES

   Money market savings  24,099                                       24,099
   Savings accounts      55,372                                       55,372
   Time deposits         22,326   66,693   37,294   18,641           144,954
   Other borrowed money     140      426    1,184    1,263    3,078    6,091
                         ------   ------   ------   ------   -----   ------

   Total                101,937   67,119   38,478   19,904    3,078  230,516
                         -------  ------   ------   ------   -----   -------


Rate sensitivity GAP    (38,908)  36,610   41,717   (2,787)  13,512   50,144

Cumulative GAP          (38,908)  (2,298)  39,419   36,632   50,144

Ratio of cumulative
   interest sensitive
   assets to
   cumulative interest
   sensitive liabilities  62.16%   98.96%  119.30%  116.38%  122.04%


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


Item 3 Quantitative and Qualitative Disclosures About Market Risk

     There have been no material changes to quantitative and qualitative disclosures as they relate to market risk since the filing of the Company's 2003 Annual Report on form 10-K.

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

Changes in Internal Controls

   During the period reported upon, there were no significant changes in the internal controls of Highlands Bankshares, Inc. pertaining to its financial reporting and control of its assets or any other factors that could significantly affect these controls.

   Due to the nature of the Company's business as stewards of assets of customers, internal controls are of the utmost importance. The company has established procedures undertaken during the normal course of business in an attempt to reasonably ensure that fraudulent activity of either an amount material to these results or in any amount is not occurring. In addition to these controls and review by executive officers, the Company retains the services of Yount, Hyde & Barbour, P.C., a public accounting firm, to complete regular internal audits to examine the processes and procedures of the Company and its subsidiary banks to ensure that these processes are both reasonably effective to prevent fraud, both internal and external, and that these processes comply with relevant regulatory guidelines of all relevant banking authorities. The findings of Yount, Hyde & Barbour are presented both to Management of the subsidiary banks and to the Audit Committee.



Part II Other Information

Item 1  Legal Proceedings--Not Applicable

Item 2  Changes in Securities--Not Applicable

Item 3  Defaults Upon Senior Securities--Not Applicable

Item 4  Submission of Matters to a Vote of Security Holders

        On May 11, 2004, the stockholders held their annual meeting. The following items were approved by the shareholders by the required majority or plurality:

        1) Election of the Board of Directors as proposed in the proxy material without any additions or exceptions.
               Leslie A. Barr       945,491 For; 53,659 Withhold Authority
               Jack H. Walters      940,031 For; 59,119 Withhold Authority
               Steven C. Judy       946,295 For; 52,855 Withhold Authority

        2) Ratification of S. B. Hoover & Company, L.L.P. as auditors for the year ending December 31, 2004; 991,094 For; 3,198 Against; 4,858 Abstain


Item 5  Other Information -- Not Applicable

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

31.1 Certification by Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to
        Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification by Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to
        Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

        (b) Reports on Form 8-K filed during the three months ended June 30,
            2004

            None

                                   Signature



    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       HIGHLANDS BANKSHARES, INC.



                                       /s/ C.E. PORTER
                                       ---------------------------
                                       C.E. Porter
                                       President


                                       /s/ R. ALAN MILLER
                                       ---------------------------
                                       R. Alan Miller
                                       Finance Officer


Date:  August 13, 2004