Form 10-Q
period 2004-09-30
HIGHLANDS BANKSHARES INC /WV/
filed 2004-11-12
CIK 756862

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-Q

(Mark One)

[X ] Quarterly  Report  Pursuant to Section 13 or 15(d) of the  Securities
     Exchange  Act of 1934

[  ] Transition  Report  Pursuant to Section 13 or 15(d) of the  Securities
     Exchange Act of 1934


For the quarterly period ended September 30, 2004

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

                                 (304) 257-4111
           (Registrant's Telephone Number, Including Area Code)



      Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such  filing  requirement  for  the  past  90  days.  Yes X    No
                                                         ---     ------

      Indicate by check mark whether the issuer is an accelerated  filer (as
defined in Rule 12b-2 of the Act). Yes       No   X
                                      ----      -----

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of October 31, 2004:
1,436,874 shares of Common Stock, $5 Par Value

                          HIGHLANDS BANKSHARES, INC.


                                     INDEX


                                                                        Page

PART I    FINANCIAL INFORMATION

Item 1.   Financial Statements

          Unaudited Consolidated Statements of Income - Nine Months
          Ended September 30, 2004 and 2003                               2

          Unaudited Consolidated Statements of Income - Three Months
          Ended September 30, 2004 and 2003                               3

          Unaudited Consolidated Balance Sheet - September 30, 2004 and
          Audited Consolidated Balance Sheet--December 31, 2003           4

          Unaudited Consolidated Statements of Changes in Stockholders'
          Equity - Nine Months Ended September 30, 2004 and 2003          5

          Unaudited Consolidated Statements of Cash Flows - Nine Months
          Ended September 30, 2004 and 2003                               6

          Notes to Consolidated Financial Statements                      7

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations                  10

Item 3.   Quantitative and Qualitative Disclosures about Market Risk     23

Item 4.   Controls and Procedures                                        25


PART II   OTHER INFORMATION

Item 1.   Legal Proceedings                                              26

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds    26

Item 3.   Defaults upon Senior Securities                                26

Item 4.   Submission of Matters to a Vote of Security Holders            26

Item 5.   Other Information                                              26

Item 6.   Exhibits and Reports on Form 8K                                26


          SIGNATURES                                                     27

Part I  Financial Information
Item 1 Financial Statements

                          HIGHLANDS BANKSHARES, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
              (In Thousands of Dollars Except Per Share Amounts)
                                   (Unaudited)
                                                          Nine Months Ended
                                                             September 30
                                                          2004        2003
Interest Income
   Interest and fees on loans                           $ 12,417    $12,795
   Interest on federal funds sold                            128        170
   Interest on time deposits                                  13         44
   Interest and dividends on investment securities           607        801
                                                         -------     ------
   Total Interest Income                                  13,165     13,810

Interest Expense
   Interest on deposits                                    3,354      4,793
   Interest on borrowed money                                197        175
                                                         -------     ------
   Total Interest Expense                                  3,551      4,968

Net Interest Income                                        9,614      8,842

Provision for Loan Losses                                    600        995
                                                         -------     ------

Net Interest Income After Provision for Loan Losses        9,014      7,847
                                                         -------     ------

Noninterest Income
   Service charges                                           597        454
   Insurance Income                                          194        159
   Other                                                     404        417
                                                         -------     ------
   Total Noninterest Income                                1,195      1,030

Noninterest Expense
   Salaries and employee benefits                          3,553      3,251
   Equipment and occupancy expense                           905        851
   Data processing                                           508        441
   Legal and professional fees                               268        197
   Directors fees                                            267        213
   Other                                                   1,135      1,051
                                                         -------     ------
Total Noninterest Expense                                  6,636      6,004
                                                         -------     ------

Income Before Income Taxes                                 3,573      2,873

Provision for Income Taxes                                 1,189        927
                                                         -------     ------

Net Income                                              $  2,384    $ 1,946
                                                         =======     ======

Per Share Data

   Net Income                                           $   1.66    $  1.35
                                                         =======     ======

   Cash Dividends                                       $    .45    $   .42
                                                         =======     ======

Weighted Average Common Shares Outstanding             1,436,874  1,436,874
                                                       =========   =========


       The accompanying notes are an integral part of these statements.

                          HIGHLANDS BANKSHARES, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
              (In Thousands of Dollars Except Per Share Amounts)
                                   (Unaudited)
                                                         Three Months Ended
                                                            September 30
                                                          2004        2003
Interest Income
   Interest and fees on loans                           $  4,189    $ 4,289
   Interest on federal funds sold                             45         48
   Interest on time deposits                                   6         14
   Interest and dividends on investment securities           195        253
                                                         -------    --------
   Total Interest Income                                   4,435      4,604

Interest Expense
   Interest on deposits                                    1,073      1,476
   Interest on borrowed money                                 69         67
                                                         -------     ------
   Total Interest Expense                                  1,142      1,543
                                                         -------     ------

Net Interest Income                                        3,293      3,061

Provision for Loan Losses                                    195        240
                                                         -------     ------

Net Interest Income After Provision for Loan Losses        3,098      2,821
                                                         -------     ------

Noninterest Income
   Service charges                                           214        166
   Insurance Income                                           76         52
   Other income                                              161        130
                                                         -------     ------
   Total Noninterest Income                                  451        348

Noninterest Expense
   Salaries and employee benefits                          1,210      1,110
   Equipment and occupancy expense                           314        285
   Data processing expense                                   164        156
   Legal and professional fees                                89         82
   Directors fees                                             88         82
   Other                                                     377        361
                                                         -------     ------
   Total Noninterest Expense                               2,242      2,076
                                                         -------     ------

Income Before Income Taxes                                 1,307      1,093

Provision for Income Taxes                                   432        363
                                                         -------     ------

Net Income                                              $    875    $   730
                                                         =======     ======

Per Share Data

   Net Income                                           $    .61    $   .51
                                                         =======     ======

   Cash Dividends                                       $    .15    $   .14
                                                         =======     ======

Weighted Average Common Shares Outstanding             1,436,874  1,436,874
                                                       =========  =========


       The accompanying notes are an integral part of these statements.

                          HIGHLANDS BANKSHARES, INC.
                          CONSOLIDATED BALANCE SHEETS
                           (In Thousands of Dollars)


                                                    September 30,  December 31,
                                                        2004           2003
                                                       (unaudited) (audited)
   ASSETS

Cash and due from banks - noninterest bearing         $  6,571    $  7,214
Time deposits in other banks                               727       1,187
Federal funds sold                                       5,672      16,718
Securities held to maturity (note 2)                     1,162       1,366
Securities available for sale (note 2)                  25,006      32,631
Other investments (note 3)                                 963         933
Loans (note 4)                                         242,504     226,635
Allowance for loan losses (note 5)                      (2,363)     (2,463)
Bank premises and equipment                              6,883       7,210
Interest receivable                                      1,513       1,718
Investments in insurance contracts (note 6)              5,729       5,559
Other assets                                             2,105       2,460
                                                       -------     -------

   Total Assets                                       $296,472    $301,168
                                                       =======     =======

     LIABILITIES

Deposits:
   Noninterest bearing demand deposits                $ 37,693    $ 32,936
   Interest bearing
     Money market and checking                          24,359      22,958
     Money market savings                               16,163      16,953
     Savings                                            35,530      32,187
     Time deposits (note 7)                            142,022     157,651
                                                       -------     -------

   Total Deposits                                      255,767     262,685

Borrowed money                                           5,691       5,295
Accrued expenses and other liabilities                   3,821       3,639
                                                       -------     -------

   Total Liabilities                                   265,279     271,619
                                                       -------     -------

   STOCKHOLDERS' EQUITY

Common stock ($5 par value, 3,000,000 shares
   authorized)                                           7,184       7,184
Surplus                                                  1,662       1,662
Retained earnings                                       22,464      20,727
Accumulated other comprehensive loss                      (117)        (24)
                                                       --------    --------


   Total Stockholders' Equity                           31,193      29,549
                                                       -------     -------

   Total Liabilities and Stockholders' Equity         $296,472    $301,168
                                                       =======     =======

       The accompanying notes are an integral part of these statements.

                          HIGHLANDS BANKSHARES, INC.
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                           (In Thousands of Dollars)
                                   (Unaudited)


                                                           Accumulated
                                                               Other
                              Common             Retained Comprehensive
                              Stock    Surplus   Earnings    Income     Total
Balance December 31, 2003    $ 7,184   $1,662    $20,727    $   (24)   $29,549
   Comprehensive Income
   Net income                                      2,384                 2,384
   Net change in unrealized
     depreciation on
     investment
     securities available
     for sale
     net of taxes of $53                                        (93)       (93)
                              -----     -----      ------     ------      -----

Total Comprehensive Income                                             $ 2,291

   Dividends paid in cash                           (647)                 (647)
                              -----     -----      ------     ------    ------

Balances September 30, 2004  $ 7,184   $1,662    $22,464    $  (117)   $31,193
                             =======   =======   =======     =======   ======



                                                           Accumulated
                                                             Other
                              Common            Retained  Comprehensive
                              Stock    Surplus  Earnings     Income    Total
Balance December 31, 2002    $ 7,184   $1,662    $19,850    $   220    $28,916
   Comprehensive Income
   Net income                                      1,946                 1,946
   Net change in unrealized
     Appreciation on
     investment
     securities available
     for sale
     net of taxes of $81                                       (138)      (138)
                              -----    -----     ------       ------      -----

Total Comprehensive Income                                              $1,808

   Dividends paid in cash                           (604)                 (604)
                              -----    -----      ------      ------      -----

Balances September 30, 2003  $ 7,184   $1,662    $21,192    $    82    $30,120
                             =======  ========   =======      =====    =======

       The accompanying notes are an integral part of these statements.

                          HIGHLANDS BANKSHARES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (In Thousands of Dollars)
                                   (Unaudited)

                                                            Nine Months Ended
                                                            September 30
                                                          2004        2003
Cash Flows from Operating Activities:
   Net income                                           $  2,384    $ 1,946
   Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depreciation                                          500        460
       Net securities amortization                           208        321
       Provision for loan losses                             600        995
       Income from insurance investments                    (170)      (143)
       Decrease (increase) in interest receivable            205         (7)
       Decrease in other assets                              408         28
       Increase in accrued expenses                          182        139
                                                         -------     ------

   Net Cash Provided by Operating Activities               4,317      3,741
                                                         -------     ------

Cash Flows from Investing Activities:
   Net change in time deposits in other banks                460     (1,309)
   Net change in federal funds sold                       11,046     (4,098)
   Proceeds from maturities of securities
      available for sale                                  14,267     12,459
   Proceeds from maturities of securities held
      to maturity                                            201          1
   Purchase of securities available for sale              (6,994)   (22,124)
   Purchase of other investments                             (30)      (290)
   Net change in loans                                   (16,569)    (1,383)
   Purchase of property and equipment                       (172)      (199)
                                                         --------    ------

   Net Cash Provided by (Used in) Investing Activities     2,209     (16,943)
                                                         -------     -------

Cash Flows from Financing Activities:
   Net change in time deposits                           (15,629)     4,792
   Net change in other deposits                            8,711      5,705
   Dividends paid in cash                                   (647)      (604)
   Repayment of borrowed money                              (604)      (421)
   Additional borrowed money                               1,000      1,785
                                                         -------     ------

   Net Cash Provided by (Used in) Financing Activities    (7,169)    11,257
                                                         --------    ------

Net Decrease in Cash and Cash Equivalents                   (643)    (1,945)

Cash and Cash Equivalents, Beginning of Period             7,214      8,226
                                                         -------     ------

Cash and Cash Equivalents, End of Period                $  6,571    $ 6,281
                                                         =======     ======

Supplemental Disclosures:
   Cash Paid For:
     Income taxes                                       $    696    $ 1,050
     Interest                                              3,757      5,030


       The accompanying notes are an integral part of these statements.

                          HIGHLANDS BANKSHARES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1    ACCOUNTING PRINCIPLES:

          The consolidated financial statements conform to U. S. generally accepted accounting principles and to general industry practices. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position as of September 30, 2004 and the results of operations for the three month and nine month periods ended September 30, 2004 and 2003.

          The notes included herein should be read in conjunction with the notes to financial statements included in the 2003 annual report on Form 10-K.


NOTE 2    SECURITIES:

          The amortized cost and market value of securities held to maturity as of September 30, 2004 and December 31, 2003, are as follows (in thousands):

                                         2004                      2003
                                         ----                      ----
                                    Amortized Market      Amortized Market
                                      Cost    Value        Cost      Value

          Mortgage-backed
            securities              $     1  $     1      $    2   $     2
          Obligations of states and
            political subdivisions    1,161    1,201       1,364     1,435
                                     ------   ------       -----    ------

            Total                   $ 1,162  $ 1,202      $1,366   $ 1,437
                                     ======   ======       =====    ======


          The amortized cost and fair value of securities available for sale as of September 30, 2004 and December 31, 2003 are as follows (in thousands):

                                                2004                 2003
                                                -----                -----
                                        Amortized   Market    Amortized  Market
                                           Cost       Value      Cost     Value

          US Treasury securities and
            obligations of US Government
            corporations and agencies     $ 17,785  $ 17,793  $ 23,132  $ 23,240
          Mortgage-backed securities         5,136     5,180     6,686     6,758
          Obligations of states and
            political subdivisions           1,985     2,005     2,567     2,604
          Other investments                     32        28        32        29
                                             ------   ------       -----   -----

            Total                         $ 24,938  $ 25,006  $ 32,417  $ 32,631
                                            ======   ======     ======   ======

                          HIGHLANDS BANKSHARES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2    SECURITIES (continued):

          Taxable and non-taxable interest and dividends on investment securities for the three month and nine month periods ended September 30, 2004 and 2003 are as follows (in thousands):

                        Nine Months Ended          Three Months Ended
                           September 30,            September 30,
                         2004       2003            2004        2003
                         ----      -----           -----       ------
          Taxable       $  511     $  681          $  166      $  213
          Non-taxable       96        120              29          40
                         ------     -------        -------      -----
          Total         $  607     $  801          $  195      $  253
                         =====      =====           =====       =====


NOTE 3    OTHER INVESTMENTS:

          Other investments totaling $ 963,000 as of September 30, 2004 include investments in the Federal Home Loan Bank and other governmental entities whose transferability is restricted.


NOTE 4    LOANS:

          A summary of loans outstanding as of September 30, 2004 and December 31, 2003 is as follows (in thousands):

                                                        2004         2003
          Commercial                                  $ 50,231    $ 42,911
          Real estate - construction                     9,304       7,552
                   - mortgages                         137,715     129,670
          Consumer                                      45,254      46,502
                                                       -------     -------

            Net loans outstanding                     $242,504    $226,635
                                                       =======     =======

          In addition to loans to fund construction and traditional mortgage loans, portions of the portfolio identified as commercial are also secured by real estate.

NOTE 5    ALLOWANCE FOR LOAN LOSSES:

          A summary of transactions in the allowance for loan losses for the nine months ended September 30, 2004 and 2003 follows:

                                                        2004         2003

          Balance, beginning of period                $  2,463    $  1,793
          Provisions charged to operating expenses         600         995
          Loan recoveries                                  256         206
          Loan charge-offs                                (956)       (580)
                                                       --------    -------

            Balance, end of period                    $  2,363    $  2,414
                                                       =======     =======

                          HIGHLANDS BANKSHARES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6    INVESTMENT IN INSURANCE CONTRACTS:

          Investment in insurance contracts consist of single premium insurance contracts which have the dual purposes of providing a rate of return to the Company which approximately equals the Company's average cost of funds and providing life insurance and retirement benefits to certain executives. The carrying value of these investments was $5,729,000 at September 30, 2004 and $5,559,000 at December 31, 2003.


NOTE 7    DEPOSITS:

          Balances of time deposits over $100,000 and time deposits less than $100,000 at September 30, 2004 and December 31, 2003 are set forth below (in thousands):

                                              2004          2003
                                              ------       ------
          Time deposits over $100,000      $ 39,812       $ 47,345
          All other time deposits           102,210        110,306
                                            -------        -------
          Total Time Deposits              $142,022       $157,651
                                            =======        =======

          Interest expense for time deposits over $100,000 for the nine month and three month periods ended September 30, 2004 and September 30, 2003 are set forth below (in thousands):


                           Nine Months            Three Months
                        Ended September 30     Ended September 30
                          2004      2003         2004     2003
                         ------     -----        -----    -----

                         $  943   $1,321        $  304   $  379


          The following is a summary of the maturity distribution of all time deposits of $100,000 or more as of September 30, 2004 (in thousands):

                                                      Amount
                        1-90 Days                    $ 5,762
                        91-365 Days                   15,532
                        1-3 Years                     13,548
                        3-5 Years                      4,970
                                                      ------
                        Total                        $39,812
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

The Company has invested in and owns life insurance polices on certain officers. The policies are designed so that the company recovers the interest expenses associated with carrying the polices and the officer will, at the time of retirement, receive any earnings in excess of these expenses. The Company recognizes as an asset the net amount that could be realized under the insurance contract as of the balance sheet date. This amount represents the cash surrender value of the policies less applicable surrender charges. The portion of the benefits which will be received by the executives at the time of their retirement is considered, when taken collectively, to constitute a retirement plan. Therefore the Company accounts for these policies using guidance found in Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Post Retirement Benefits Other Than Pensions."

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

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


Prior Period Adjustment

During the fourth quarter of 2003, the Company, based on new information and regulatory guidance, made changes to the way it accounts for the life insurance policies owned by the Company on key officers. These adjustments applied solely to periods prior to the first quarter of 2003. Beginning balances of certain financial statements and certain tabular data contained in the Management's Discussion and Analysis of Financial Condition and Results of Operations in this quarterly filing on Form 10-Q may have been restated based on these adjustments as compared to certain previous quarterly filings on Form 10-Q. Information contained herein should be read in conjunction with the notes to financial statements included in the 2003 annual report on Form 10-K.

Forward Looking Statements

Certain statements in this report may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are statements that include projections, predictions, expectations or beliefs about future events or results or otherwise are not statements of historical fact. Such statements are often characterized by the use of qualified words (and their derivatives) such as "expect," "believe," "estimate," "plan," "project," "anticipate" or other similar words. Although the Company believes that its expectations with respect to certain forward-looking statements are based upon reasonable assumptions within the bounds of its existing knowledge of its business and operations, there can be no assurance that actual results, performance or achievements of the Company will not differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Actual future results and trends may differ materially from historical results or those anticipated depending on a variety of factors, including, but not limited to, the effects of and changes in: general economic conditions, the interest rate environment, legislative and regulatory requirements, competitive pressures, new products and delivery systems, inflation, changes in the stock and bond markets, technology, downturns in the trucking and timber industries, effects of mergers and/or downsizing in the poultry industry in Hardy County, and consumer spending and savings habits. Additionally, actual future results and trends may differ from historical or anticipated results to the extent: (1) any significant downturn in certain industries, particularly the trucking and timber industries are experienced; (2) loan demand decreases from prior periods; (3) the Company may incur additional loan loss provision due to negative credit quality trends in the future that may lead to a deterioration of asset quality; (4) the Company may not continue to experience significant recoveries of previously charged-off loans or loans resulting in foreclosure; and (5) the Company is unable to control costs and expenses as anticipated. The Company does not update any forward-looking statements that may be made from time to time by or on behalf of the Company.

Overview

Continued improvements in asset quality and asset liability management were significant factors in a 22.51% increase in income for the nine month period ended September 30, 2004 as compared to the same period in 2003. During 2003, rises in delinquencies and net charge-offs of loans prompted a provision for loan losses of $995,000. During 2004, although net charge-offs remain above the Company's historical average, improved loan quality and falling delinquency rates, among other factors, allowed for a significantly smaller provision for loan losses. Increases in average loan balances and closer management of deposit costs were key contributors to an 8.73% increase in net interest income.

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Overview (continued)


Total assets have declined over recent periods as Management has attempted to better manage its Asset/Liability position. The Company has historically paid above available market rates for deposits in order to fund loan growth. In recent quarters, as a result of a lesser need for monies to fund loan growth and because of lower yields on assets alternative to loans, the Company has not encountered a need to pay above market rates to obtain deposits. In many instances, has been able to maintain rates below that of other local and regional banking institutions. As a result of this approach, balances of time deposits have fallen over the duration of 2004. Because of the historically low yield on fed funds sold and securities, Management chose to fund the reductions in time deposits through reductions in balances of these lower yielding assets. Loan balances increased 7.00% from December 31, 2003 to September 30, 2004. These new loans were also funded primarily through reductions in balances of lower yielding assets, with the net result being a decline in total assets largely attributable to lower balances of fed funds sold, deposits in other banks, and securities.

Income year to date through September 30, 2004 provided an annualized return on average assets (ROAA) of 1.06% and an annualized return on average equity (ROAE) of 10.38% compared to an ROAA of .85% and an ROAE of 8.75% during the same period in 2003.



Net Interest Income

Year To Date

Net interest income through the first nine months of 2004 increased 8.73% as compared to the same period in 2003.

Although three recent rate increases by the Federal Reserve Board ("The Fed") for the target Fed Funds rate have caused market rates for both earning assets and interest bearing liabilities to begin to increase, average rates for 2004 continued to decline as compared to 2003. As payments continue to occur on older loans and new loans are written at lower rates, average yields on loans fell as compared to 2003. And as older, more expensive, time deposits continue to mature and were either re-written at lower rates or depositors moved monies to other institutions paying higher rates, the Company has seen a continued decline in average rates paid on deposit liabilities as compared to previous periods.

Interest income decreased 4.67% as compared to 2003 as average rates on earning assets fell 15 basis points and average balances of earning assets fell by over $7 million. Average loan balances increased 2.27%, but this increase was offset by a decrease in average rates earned on loans. Because of the comparatively low yield on earning assets alternative to loans such as fed funds sold, securities and deposits in other banks, Management has chosen in recent periods to fund loan growth and deposit reductions through reductions in these alternative investments. The combined average balances of fed funds sold, interest bearing deposits and securities fell 20.27% as compared to average balances in 2003.

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Net Interest Income (continued)

For most of the nine month period ended September 30, 2004, the Company found itself in a favorable short-term liquidity position as average balances of fed funds sold topped $16.5 million during the first nine months of 2004. As a result, the Company has not seen a need for additional deposit balances and has been able to remain at or often below competitors rates paid on deposits. Rates paid on deposits during the first nine months of 2004 compared to 2003 fell 72 basis points and average balances of interest bearing deposits during the first nine months of 2004 fell 4.87% compared to 2003. The largest declines were the result of reductions in time deposits. This led to a reduction of 30.02% in interest expense paid on deposits.

As the quarter ended September 30, 2004 drew to a close, the Company saw a large increase in new loans. As such, as of September 30, 2004, the liquidity position for the Company is not as favorable as it was throughout most of the year to date. Balances of fed funds sold fell to $5.7 million at September 30, 2004 as compared to the year to date average of $16.5 million and balances of interest bearing deposits and securities were also lower at September 30, 2004 than at December 31, 2003. As a result, the Company may, in the coming periods, be required to increase rates to gain new deposits to fund future loan growth or may borrow additional funds for this purpose. These actions might, under certain circumstances, have the effect of lowering net interest margin.

A summary of the Company's net interest margin and average balance sheet for the nine month periods ended September 30, 2004 and September 30, 2003 can be found on page 14.

Quarter Ended September 30

Net interest income for the quarter ended September 30, 2004 increased 7.58% over the same period a year ago. The net interest margin for the quarter was 4.73%, 45 basis points greater than the same quarter in 2003.

Interest income decreased 3.76% as average balances of earning assets declined $10.1 million despite an increase in average loan balances of 3.68%. Average rates on earning assets fell 6 basis points from 2003 to 2004.

The decrease in interest income was more than offset by a 25.99% decrease in interest expense. Average rates paid on deposits fell 56 basis points and average balances of interest bearing deposits declined 6.35%. The most dramatic drop in deposit balances occurred in time deposits, which typically bear higher average rates than interest bearing transaction accounts. Average balances of time deposits for the quarter ended September 30, 2004 fell $22.7 million compared to average balances for the same quarter in 2003, a decline of 13.72%. As the Company's need for liquidity diminished, the Company opted to keep rates on time deposits at or below those of local competitors. Because of this, it appears that some depositors have shifted monies to other financial institutions that are paying higher rates. Balances of interest bearing and noninterest bearing transaction accounts have increased as customers appear reluctant to commit to longer term deposits due to the low interest rate environment and have chosen instead to hold monies in transaction accounts in anticipation of future rate increases.

A summary of the Company's net interest margin and average balance sheet for the three month periods ended September 30, 2004 and September 30, 2003 can be found on page 15.

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Net Interest Income (continued)


                           HIGHLANDS BANKSHARES, INC.
                  NET INTEREST MARGIN FOR THE NINE MONTH PERIODS ENDED
                           SEPTEMBER 30, 2004 AND 2003
                          (Dollar Amounts in Thousands)

                             September 30, 2004            September  30, 2003
                        -------------------------    --------------------------
                        Average    Income/            Average    Income/
                        Balance    Expense   Rate     Balance    Expense  Rate
Interest Earning Assets
   Loans 1,3            $231,218   $12,417   7.17%    $226,095   $12,795  7.57%
   Federal funds sold     16,521       128   1.03%      21,219       170  1.07%
   Interest bearing
     deposits              1,469        13   1.18%       5,952        44   .99%
   Investments
     Taxable 4            26,632       511   2.56%      29,044       681  3.14%
     Tax exempt 2,4        3,366       152   6.03%       3,974       188  6.33%
                           -----    -----    ----        -----     -----   -----
   Total Earning Assets  279,206    13,221   6.33%     286,284    13,878  6.48%
                         -------    ------   -----     -------    ------  -----

Noninterest Earning Assets
   Cash and due from
     banks                 6,715                         7,306
   Premises and equipment  7,053                         6,726
   Allowance for loan
     losses               (2,395)                       (2,062)
   Other assets            9,307                         7,152
                          -------                       -------
   Total Nonearning
      Assets              20,680                        19,122
                         --------                       ------

Total Assets           $ 299,886                     $ 305,406
                       =========                      =========



Interest Bearing Liabilities
   Money markets          23,361        64    .37%   $  21,186       113   .71%
   Savings                52,597       219    .56%      47,937       313   .87%
   Time deposits         147,286     3,071   2.79%     165,560     4,367  3.53%
   Other borrowed money    5,578       197   4.72%       4,589       175  5.10%
                         -------    ------   -----     --------     -----  ----
   Total Interest Bearing
     Liabilities         228,822     3,551   2.07%   $ 239,272     4,968  2.78%
                         -------     -----   -----    ------        -----  ----


Non Interest Bearing Liabilities
   Demand deposits        37,054                        34,267
   Other Liabilities       3,319                         2,201
Shareholder's Equity      30,691                        29,666
                         --------                     --------

Total Liabilities and
   Shareholder's Equity $299,886                      $305,406
                        ========                      ========


   Net Interest Income             $ 9,670                       $ 8,910
                                    =====                          =====

   Net Yield on Interest Earning
     Assets                                  4.62%                        4.16%
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

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Net Interest Income (continued)


                           HIGHLANDS BANKSHARES, INC.
                  NET INTEREST MARGIN FOR THE THREE MONTH PERIODS ENDED
                           SEPTEMBER 30, 2004 AND 2003
                          (Dollar Amounts in Thousands)

                             September 30, 2004          September 30, 2003
                        --------------------------   --------------------------
                       Average   Income/             Average    Income/
                       Balance   Expense    Rate     Balance    Expense    Rate

Interest Earning Assets
   Loans 1,3         $ 235,163    $4,189    7.09%   $ 226,810    $4,289    7.56%
   Federal funds sold   13,119        45    1.36%      20,565        48     .93%
   Interest bearing
     deposits            1,477         5    1.35%       6,263        15     .96%
   Investments
     Taxable 4          25,242       166    2.62%      30,624       213    2.79%
     Tax exempt 2,4      3,201        46    5.72%       4,043        60    5.89%
                         -----     -----    ----        -----     -----   -----
   Total Earning
     Assets            278,202     4,451    6.36%     288,305     4,625    6.42%
                      ---------   -----    ------     ------      -----    ----

Non Interest Earning Assets
   Cash                  6,867                          6,399
   Premises and
     equipment           6,940                          6,650
   Allowance for
     loan losses        (2,369)                        (2,372)
   Other Assets          7,877                          8,338
                         -----                          -----
   Total Nonearning
      assets            19,315                         19,015
                        -------                        ------

Total Assets         $ 297,517                      $ 307,320

Interest Bearing Liabilities
   Money markets        23,550        25     .42%      21,110        24     .45%
   Savings              53,555        78     .58%      48,211        73     .61%
   Time deposits       142,567       970    2.71%     165,244     1,379    3.34%
   Other borrowed
     money               5,791        69    4.74%       5,366        67    4.99%
                      -------       -----   -----     --------    -----   ------
   Total Interest Bearing
     Liabilities       225,463     1,142    2.01%     239,931     1,543    2.57%
                      -------      -----    -----      ------     ----   ------

Non Interest Bearing Liabilities
   Demand deposits      37,786                         35,645
   Other Liabilities     3,290                          1,717
Shareholder's Equity    30,978                         30,027
                       -------                         ------

Total Liabilities and
   Shareholder's
     Equity          $ 297,517                      $ 307,320
                     ==========                      ========


   Net Interest Income             3,309                          3,082
                                  =====                          =====

   Net Yield on
     Interest Earning
     Assets                                 4.73%                          4.28%
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

Credit Quality

Balances of non-performing loans decreased 69.51% from December 31, 2003 to September 30, 2004. Nonperforming loans include nonaccrual loans, loans 90 days or more past due and restructured loans. Nonaccrual loans are loans on which interest accruals have been suspended or discontinued permanently. Restructured loans are loans on which the original interest rate or repayment terms have been changed due to financial hardship of the borrower.

The following table summarizes the company's non-performing loans as of September 30, 2004 and December 31, 2003.

                                                      September30,December 31,
      (in thousands)                                      2004       2003
                                                          ----       ----

      Non-accrual loans                                $     653  $   1,664
      Restructured Loans                                                631
      Loans past due 90 days or more and
        still accruing interest                              534      1,598
                                                          ------      -----

        Total                                          $   1,187  $   3,893
                                                        ========   ========


At December 31, 2003, loans 30 days or more delinquent plus non-accrual loans were 4.73% of gross loan balances and at September 30, 2004, these loans represented 3.37% of gross loans. Restructured loans at December 31, 2003 were comprised of two commercial loans on which refinancing was necessary in order to recoup timely payment of principal. In neither case were any principal amounts forgiven. As of September 30, 2004, these loans which had previously been classified as restructured had timely payments for more than a twelve month period and terms were not better than those that would be offered in a competitive environment. For this reason, they were no longer classified as restructured.

Loans are typically placed on non-accrual status once they have reached certain levels of delinquency, depending on loan type, and it is no longer reasonable to expect collection of principal and interest because collateral is insufficient to cover both the principal and interest due. After loans are placed on non-accrual status, they are returned to accrual status if the obligation is brought current by the borrower, or they are charged off if payment is not made and management believes that collection of the amounts due is doubtful. Charged-off loans are charged against the allowance for loan losses. Any subsequent collection or sale of repossessed collateral is added to the allowance as a recovery.

The carrying value of foreclosed property at September 30, 2004 was $415,000. All foreclosed property held as of September 30, 2004 was in the Company's primary service area. The Company's practice is to value real estate acquired through foreclosure at the lower of (i) an independent current appraisal or market analysis less anticipated costs of disposal, or (ii) the existing loan balance. The Company is actively marketing all foreclosed real estate and does not anticipate material write-downs in value before disposition.

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

As of September 30, 2004, the Company had one potential problem loan as defined in SEC Industry Guide III that would require disclosure. In July, the Company received notice that a large commercial loan customer had filed for Chapter 11 bankruptcy protection. Terms of the bankruptcy proceedings have not been finalized. Depending upon the outcome of the bankruptcy proceedings, the Company may be forced to reclassify the loans made to this customer, which total approximately $1.4 million, to non-accrual status. If these loans are reclassified to non-accrual, this will have a negative impact on interest revenue and net income. The loans to this customer are deemed by Management to be well secured, and if a foreclosure is required, the Company expects there to be no loss on the sale of the collateral. Since the bankruptcy filing, this customer has continued to make payments of both principal and interest, and though remaining moderately delinquent, these payments have been sufficient to consistently keep the customer less than 60 days past due.

Because of its large impact on the local economy, Management continues to monitor the economic health of the poultry industry. The Company has direct loans to poultry growers and the industry is a large employer in the Company's trade area. During the spring of 2004, Pilgrim's Pride Corporation announced the pending closure of its turkey processing facilities near Harrisonburg, VA. This closure would have impacted the local economy because turkey growers contracted with Pilgrim's Pride would either be forced to cease growing operations or turn to alternative contractual arrangements. The number of direct grower loans held by the Company and which would have been impacted by this potential closure is small. Since the announcement of the pending closure, some of the growers impacted by the closure who have loans with the Company have contracted with another poultry integrator. The remainder have joined a cooperative organization that will re-open the processing plant in late November. As of this filing, this cooperative has begun placing birds with growers in preparation for future processing. Management will monitor the activities of this cooperative but expects no adverse impact relating to the transitions involved with the poultry processing facility and its related operations.

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


Allowance For Loan Losses

The allowance for loan losses is an estimate of the losses in the current loan portfolio. The allowance is based on two principles of accounting: (i) SFAS No. 5, Accounting for Contingencies which requires that losses be accrued when they are probable of occurring and estimable and (ii) SFAS No. 114, Accounting by Creditors for Impairment of a Loan, which requires that loans be identified which have characteristics of impairment as individual risks, (e.g. the collateral, present value of cash flows or observable market values are less than the loan balance).

Item 2  Management's   Discussion  and  Analysis  of  Financial  Condition
        and  Results  of Operations (continued)

Allowance For Loan Losses (continued)

Each of Company's banking subsidiaries, Capon Valley Bank and The Grant County Bank, determines the adequacy of its allowance for loan losses independently. Although the loan portfolios of the two banks are similar to each other, some differences exist which result in divergent risk patterns and different charge-off rates amongst the functional areas of the banks' portfolio. Each bank pays particular attention to individual loan performance, collateral values, borrower financial condition and economic conditions. The determination of an adequate allowance at each bank is done in a three step process. The first step is to identify problem loans above a certain threshold and estimated losses are calculated based on collateral values and projected cash flows. The second step is to identify loans above a certain threshold which are problem loans due to the borrowers' payment history or deteriorating financial condition. Losses in this category are determined based on historical loss rates adjusted for current economic conditions. The final step is to calculate a loss for the remainder of the portfolio using historical loss information for each type of loan classification. The determination of specific allowances and weighting is somewhat subjective and actual losses may be greater or less than the amount of the allowance. However, Management believes that the allowance represents a fair assessment of the losses that exist in the current loan portfolio.

An analysis of the components of net charge-offs for the nine month periods ended September 30, 2004 and September 30, 2003 and for the quarters ended September 30, 2004 and September 30, 2003 is set forth in the following table (in thousands):

                                       Quarter Ended        Nine Months Ended
                                         September 30,         September 30,
                                         2004     2003       2004     2003
   Components of net charge-offs:
      Real estate                      $  (121) $          $  (386) $     (6)
      Commercial                           (26)     (51)       (92)      (92)
      Installment                          (23)    (151)      (222)     (194)
                                        ------   --------   -------  ---------

      Total                            $  (170) $  (202)   $  (700) $   (292)
                                       =======   ======     =======   ======


The following table shows the allocation of loans in the loan portfolio and the corresponding amounts of the allowance allocated by loan types as of September 30, 2004 and December 31, 2003:

                          September 30, 2004        December 31, 2003
                          ------------------         ----------------

                         Allowance   Percentage      Allowance Percentage
 Loan Type              Allocation   of  Loans      Allocation  of Loans
 ---------              ---------- ----------     ----------  ---------
Commercial                $  816        20%         $ 779          19%
Mortgage                    668         61%           725          61%
Consumer                    760         19%           819          20%
Unallocated                 119                       140
                           ----      ------          -----         ---
    Totals               $2,363        100%        $2,463         100%
                           =====       ===          =====         ===


As of December 31, 2003, the Company's Allowance For Loan Losses represented 1.09% of total loan balances. As of September 30, 2004, this percentage had fallen to .97%. During 2003 and year to date in 2004, the Company has reduced the level of severely delinquent loans. The charge off of a large number of poorly performing loans has contributed to the declining delinquency rates and has led to a decreased allowance requirement. Management believes that the credit quality of the current loan portfolio is significantly improved and that in the coming periods net charge-offs will decline compared to those seen in 2003 and year to date in 2004. Management believes losses will more closely reflect historical charge-off rates, or may fall below historical averages. The table below summarizes the Company's charge-offs by loan type for the four years previous to 2004 and year to date 2004 (in thousands):

Item 2  Management's   Discussion  and  Analysis  of  Financial  Condition  and
        Results  of Operations (continued)

Allowance For Loan Losses (continued)

                                                                      Year
                                                                     To Date
                           2000      2001       2002      2003        2004
                           -----------------------------------------------
Charge-Offs:
   Commercial             $  172    $  239     $  246    $  557     $   97
   Real Estate               128        92        110        65        422
   Consumer                  215       369        424       839        437

Recoveries:
   Commercial                  2        57         10        75          5
   Real Estate                30        12         68        54         36
   Consumer                   71       141         72       182        215

Net Charge-Offs:
   Commercial                170       182        236       482         92
   Real Estate                98        80         42        11        386
   Consumer                  144       228        352       657        222
                          --------   -------   -------   -------    -------
Total Net Charge-Offs:    $  412    $  490     $  630    $1,150     $  700
                           =====     =====      =====     =====      =====

Percent of net charge-offs
to average net loans
during the period (1)      .23%      .25%        .29%      .51%       .40%

(1) Year to date percentage of net charge-offs to average net loans is presented on an annualized basis.

In addition to Management's belief that the recent volume of charge-offs has reduced the risk of loss in the portfolio, the quality of the Company's loan portfolio has experienced an improvement from the past years as the percentage of loans secured by real estate has increased. In the year 2000, consumer loans made up 24% of the Company's portfolio. The portion of the portfolio made up by consumer loans has declined steadily, and at September 30, 2004, represented 19% of the total loan portfolio. In 2000, mortgage loans comprised 56% of the total loan portfolio and 61% at September 30, 2004. Losses as a percentage of loans have historically been significantly higher in the consumer portion of the portfolio than with loans secured by real estate. This shift from consumer loans to loans secured by real estate has also contributed to the reduction in the balance of the allowance for loan losses as a percentage of total loans outstanding.


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

On an unconsolidated basis, at the time of it's closing, HBTI had an accumulated net loss of $3,217. This loss, in combination with an initial capital contribution by HBI of $2,143,576, resulted in a net investment by HBI at the time of closing of $2,140,359. Upon the cessation of operations of HBTI, this capital investment was returned to Highlands Bankshares, Inc. in the form of cash. At its regularly scheduled meeting in July, the Highlands Board of Directors voted to invest this capital, less amounts used to pay second quarter shareholder dividends, in the two subsidiary banks.

Item 2  Management's   Discussion  and  Analysis  of  Financial  Condition  and
        Results  of Operations (continued)

Discontinuation of Trust Operations (continued)

The distribution of this available capital as investment in the subsidiary banks was as follows (in thousands):

                                                        Capital
               Subsidiary Bank                        Investment
               -----------------                      ----------
               Capon Valley Bank                       $    703
               The Grant County Bank                      1,157
                                                        -------
               Total                                   $  1,860

Non Interest Income

Income from service charges increased 31.50% for the nine months of 2004 as compared to 2003 and 28.92% for the third quarter of 2004 as compared to the third quarter of 2003. In both instances, the increase was largely due to an increase in the rate on insufficient funds transactions charged to checking account customers as opposed to an increase in the volume of transactions.

The declining volume of new consumer installment loans has impacted insurance earnings. As credit life and accident and health insurance are sold primarily to these loan customers, the volume of new insurance business has also decreased. In spite of declines in sales of credit life and accident insurance, insurance earnings have increased year to date and for the quarter ended September 30, 2004 as compared to the same periods in 2003. As new policies are written, there are requirements that portions of the premiums be held in reserve in anticipation of future claims. Throughout 2004, as the volume of new insurance business has fallen, older policies have matured without claims. As a result of this, required balances of these reserves has been reduced and this has positively impacted the income of HBI Life Insurance Company.

Because of the closing of the trust subsidiary, trust fees fell $28,000 during the first nine months of 2004 as compared to 2003. There were no trust fees earned during the quarter ended September 2004 as compared to $12,000 during the same quarter in 2003.


Non Interest Expense

The costs of salaries and benefits for the first nine months of 2004 were $302,000 higher than the same period in 2003 and $100,000 higher during the third quarter of 2004 as compared to the same period in 2003. The largest contributions to these increases were higher costs of health insurance and higher pension expenses.

Occupancy and equipment expense increased due mainly to higher costs associated with the implementation of new operating equipment. The volume of transaction accounts continues to increase and the Company has embarked on new services to make operations more efficient (these include check imaging and telephone banking). The combination of these new or expanded services resulted in an increase in data processing expense of 15.30% for the first nine months of 2004 when compared to the same period in 2003. Increases in these costs have stabilized as the aforementioned improvement projects have become fully implemented. For this reason, increases in data processing costs were more modest during the quarter ended September 30, 2004 as compared to the year to date 2004 increases.

Item 2  Management's   Discussion  and  Analysis  of  Financial  Condition  and
        Results  of Operations (continued)

Non Interest Expense (continued)

Legal and professional fees rose due to expanded internal audit procedures. Management expects that since these increased procedures commenced during the latter parts of 2003 and are continuing, that the year over year increase will stabilize in the future quarters. Legal and professional fees for the nine month period ended September 30, 2004 were 35.61% higher than those experienced in the same period in 2003. The increase had declined to 8.54% for the quarter ended September 30, 2004.

At its meeting in April of 2003, the Company's Board of Directors approved an increase in directors fees for the directors of both the Company and its subsidiaries. This increase, coupled with an increase in the number of directors at the subsidiary banks, caused directors fees for the first nine months of 2004 to rise 25.29% and 7.14% for the quarter ended September 30, 2004.

Borrowed Money

The Company periodically borrows money from the Federal Home Loan Bank (FHLB). These borrowings are typically used to fund loan growth but have also been used to fund the renovation of the Capon Valley Bank's main office building. Throughout most of 2004, the Company has found itself in a favorable liquidity position such that new loans could be funded through the decline in balances of more liquid, lower earning assets such as fed funds sold. The Company during 2003 and 2004 chose to fund certain larger fixed rate commercial loans by borrowing from the Federal Home Loan Bank (FHLB). In matching the maturity of FHLB borrowings with larger commercial loans, the Company has attempted to minimize future interest rate risk.

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

Historically, the Company's primary need for additional levels of operational liquidity has been to fund increases in loan balances. The Company has normally funded increases in loans by increasing deposits and decreases in secondary liquidity sources such as balances of fed funds sold and balances of securities. During the latter weeks of the quarter ended September 30, 2004, the Company saw a significant increase in new loans. These loans were funded primarily through secondary liquidity sources. Deposit balances have also decreased in recent periods. Should the Company continue to experience significant loan growth, it may be necessary to raise rates on deposits above current market levels in order to attract new deposits. The Company may also utilize the available lines of credit with correspondent financial institutions to fund loan growth.


The parent Company's operating funds, funds with which to pay shareholder dividends and funds for the exploration of new business ventures have been supplied primarily through dividends paid by the Company's subsidiary banks, Capon Valley Bank (CVB) and The Grant County Bank (GCB). The various regulatory authorities impose restrictions on dividends paid by a state bank. A state bank cannot pay dividends without the consent of the relevant banking authorities in excess of the total net profits of the current year and the combined retained profits of the previous two years. As of October 1, 2004, the subsidiary banks could pay dividends to Highlands Bankshares, Inc. of approximately $4,048,000 without permission of the regulatory authorities.

Item 2  Management's   Discussion  and  Analysis  of  Financial  Condition  and
        Results  of Operations (continued)

Liquidity (continued)

A summary of the amounts available follows (in thousands):

                                                                         Total
                    2002              2003               2004          Available
                    ----              ----               ----             for
               Income  Dividend Income   Dividend   Income   Dividend  Dividends

CVB          $  1,076    975   $    475   $   --     $  874   $  316     $1,134
GCB             1,627    975      1,801      905      1,582      216     $2,914


Capital

The Company seeks to maintain a strong capital base to expand facilities, promote public confidence, support current operations and grow at a manageable level. As of September 30, 2004 the Company was above the regulatory minimum levels of capital. The table below summarizes the capital ratios for the Company and its subsidiary banks as of September 30, 2004 and December 31, 2003:


                         September 30, 2004           December 31, 2003
                         Actual   Regulatory       Actual     Regulatory
                          Ratio     Minimum         Ratio       Minimum
Total Risk Based Capital Ratio
Highlands Bankshares      14.68%     8.00%         14.55%       8.00%
Capon Valley Bank         12.57%     8.00%         11.93%       8.00%
The Grant County Bank     15.48%     8.00%         13.89%       8.00%

Tier 1 Leverage Ratio
Highlands Bankshares      10.17%     3.00%          9.42%       3.00%
Capon Valley Bank          8.48%     3.00%          7.31%       3.00%
The Grant County Bank     10.72%     3.00%          9.05%       3.00%

Tier 1 Risk Based Capital Ratio
Highlands Bankshares      13.62%     4.00%         13.40%       4.00%
Capon Valley Bank         10.36%     4.00%         10.68%       4.00%
The Grant County Bank     14.52%     4.00%         12.81%       4.00%


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

    The Company's reported earnings results have been minimally affected by inflation. The different types of income and expense are affected in various ways. Interest rates are affected by inflation, but the timing and magnitude of the changes may not coincide with changes in the consumer price index. Management actively monitors interest rate sensitivity, as illustrated by the gap analysis shown under the section titled Interest Rate Sensitivity, in order to minimize the effects of inflationary trends on interest rates. Other areas of noninterest expenses may be more directly affected by inflation.

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


Item 3      Quantitative and Qualitative Disclosures About Market Risk

The greatest portion of the Company's net income is derived from net interest income. As such, the greatest component of market risk is interest rate volatility. In conjunction with maintaining a satisfactory level of liquidity, management must also control the degree of interest rate risk assumed on the balance sheet. Managing this risk involves regular monitoring of the interest sensitive assets relative to interest sensitive liabilities over specific time intervals. Early withdrawal of deposits, greater than expected balances of new deposits, prepayments of loans and loan delinquencies are some of the factors that could affect actual versus expected cash flows. In addition, changes in rates on interest sensitive assets and liabilities may not be equal, which could result in a change in net interest margin. While the Company does not match each of its interest sensitive assets against specific interest sensitive liabilities, it does review its positions regularly and takes actions to reposition itself when necessary. With the largest amount of interest sensitive assets and liabilities repricing within one year, the Company believes it is in an excellent position to respond quickly to rapid market rate changes.

Interest rate market conditions may also affect portfolio composition of both assets and liabilities. Traditionally, the Company's subsidiary banks have primarily offered one year adjustable rate mortgages (ARMs) to its mortgage loan customers. However, the low interest rate environment has created intense competition, especially from larger banking institutions and finance companies offering long term fixed rate mortgages. As a result, the Company in recent periods has begun to write more mortgage loans with adjustable rates and maturities greater than one year. The increase in new ARM loans with two, three and five year adjustable rates has caused a shift in the maturity composition of the loan portfolio. As of September 30, 2003, 64.80% of the Company's loan portfolio repriced within one year. As of September 30, 2004, 53.24% of the Company's loan portfolio repriced within one year.

Also as a result of the low interest rate environment, depositors seem reluctant to commit to longer term time deposits and in many instances appear to be holding monies temporarily in interest bearing transaction accounts in anticipation of rising rates in the coming periods. As of September 30, 2003, balances of interest bearing transaction and savings accounts were $69,257,000. These balances had grown to $76,052,000 by September 30, 2004. Were interest rates to rise sharply in the coming periods, some of the monies now in interest bearing transaction and savings accounts may shift to time deposits, causing a rise in the Company's cost of funds. Alternatively, these balances may be transferred by customers to other financial institutions offering higher deposit rates, and requiring the Company to match such rates. Increased deposit incentives may also be required if the loan demand grows at a rate whereby current sources of funds will not be sufficient to support loan funding.

The following table illustrates the Company's sensitivity to interest rate changes as of September 30, 2004 (in thousands):

                           HIGHLANDS BANKSHARES, INC.
                      INTEREST RATE SENSITIVITY ANALYSIS
                              SEPTEMBER 30,  2004
                           (In Thousands of Dollars)

                                                           More than
                                                            5 Years
                         1 - 90  91 - 365 1 to 3   3 to 5    or no
                          Days     Days    Years    Years  Maturity   Total
EARNING ASSETS

   Loans                $36,647  $92,458  $81,359  $16,612 $15,428  $242,504
   Fed funds sold         5,672                                        5,672
   Securities             8,964    7,398    9,777      264     728    27,131
   Time deposits in other
     banks                  427               300                        727
                         ------   ------   ------   ------   -----   ------

   Total                 51,710   99,856   91,436   16,876  16,156   276,034
                        -------- -------   ------    ------ ------   -------



INTEREST BEARING LIABILITIES

   Interest bearing
      transaction        24,359                                       24,359
   Savings accounts      51,693                                       51,693
   Time deposits         22,836   64,343   40,006   14,837           142,022
   Other borrowed money     146      442    1,222    1,289   2,592     5,691
                         ------   ------   ------   ------   -----   ------

   Total                 99,034   64,785   41,228   16,126   2,592   223,765
                        -------- -------   ------   ------   ------  -------


Rate sensitivity GAP    (47,324)  35,071   50,208      750  13,564    52,269

Cumulative GAP          (47,324) (12,253)  37,955   38,705  52,269

Ratio of cumulative
   interest sensitive
   assets to
   cumulative interest
   sensitive liabilities  52.21%   92.52%  118.51%  117.50%  123.36%


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

We have established our disclosure controls and procedures to attempt to ensure that material information related to Highlands Bankshares, Inc. is made known to our principal executive officers and principal finance officer on a regular basis, in particular during the periods in which our quarterly and annual reports are being prepared. These disclosure controls and procedures consist principally of communications between and among the Chief Executive Officer and Chief Financial Officer, and the other executive officers of Highlands Bankshares, Inc. and its subsidiaries to identify any new transactions, events, trends, contingencies or other matters that may be material to the Company's operations. As required, we will evaluate the effectiveness of these disclosure controls and procedures on a quarterly basis, and most recently did so as of the end of the period covered by this report.

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

Due to the nature of the Company's business as stewards of assets of customers, internal controls are of the utmost importance. The company has established procedures undertaken during the normal course of business in an attempt to reasonably ensure that fraudulent activity of either an amount material to these results or in any amount is not occurring. In addition to these controls and review by executive officers, the Company retains the services of Yount, Hyde & Barbour, P.C., a public accounting firm, to complete regular internal audits to examine the processes and procedures of the Company and its subsidiary banks to ensure that these processes are both reasonably effective to prevent fraud, both internal and external, and that these processes comply with regulatory guidelines of all relevant banking authorities. The findings of Yount, Hyde & Barbour are presented both to Management of the subsidiary banks and to the Audit Committee for review.

Part II Other Information

Item 1  Legal Proceedings--Not Applicable

Item 2  Unregistered Sales of Equity Securities and Use of Proceeds--Not
        Applicable

Item 3  Defaults Upon Senior Securities--Not Applicable

Item 4  Submission of Matters to a Vote of Security Holders - Not Applicable

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

32.1 Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

        (b) Reports on Form 8-K filed during the three months ended September 30, 2004

            None

                                   Signature



    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       HIGHLANDS BANKSHARES, INC.



                                       /s/ C.E. PORTER
                                       ---------------------------
                                       C.E. Porter
                                       President & Chief Executive Officer


                                       /s/ R. ALAN MILLER
                                       ---------------------------
                                       R. Alan Miller
                                       Chief Financial Officer



Date:  November 12, 2004