Form 10-K
period 2004-12-31
HIGHLANDS BANKSHARES INC /WV/
filed 2005-03-30
CIK 756862

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

     For fiscal year ended December 31, 2004Commission file number: 0-16761

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

     Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers in response to
Item 405 of Regulation S-K is not contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the issuer is an accelerated filer (as defined in Rule 12b-2 of the Act). [ ]

     The aggregate market value of the 1,319,777 shares of Common Stock of the registrant issued and outstanding held by nonaffiliates on June 30, 2004 was approximately $ 34,657,344 based on the closing sales price of $ 26.26 per share on June 30, 2004. For purposes of this calculation, the term "affiliate" refers to all directors and executive officers of the registrant.

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of March 21, 2005 - 1,436,874

                      DOCUMENTS INCORPORATED BY REFERENCE:

     Portions of the Registrant's Proxy Statement to be used in connection with the solicitation of proxies for the Registrant's 2005 Annual Meeting of Shareholders (the "Proxy Statement") are incorporated by reference in Part III , Items 10,11,12,13 and 14 of this Annual Report of Form 10-K (the "Form 10-K").

                                FORM 10-K INDEX

Part I

Item  1.  Business                                                       3
Item  2.  Properties                                                     8
Item  3.  Legal Proceedings                                              8
Item  4.  Submission of Matters to a Vote of Security Holders            8

Part II

Item  5.  Market for Registrant's Common Equity,
          Related Stockholder Matters and Issuer Repurchases
          of Securities                                                  8
Item  6.  Selected Financial Data                                        9
Item  7.  Management's Discussion and Analysis of Financial
          Condition and Results of Operation                            10
Item  7A. Quantitative and Qualitative Disclosures About Market Risk    31
Item  8.  Financial Statements and Supplementary Data                   33
Item  9.  Changes in and Disagreement with Accountants on
          Accounting and Financial Disclosure                           57
Item 9A.  Controls and Procedures                                       57
Item 9B.  Other Information                                             57

Part III

Item 10.  Directors and Executive Officers of Registrant                57
Item 11.  Executive Compensation                                        57
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management And Related Stockholder Matters                    58
Item 13.  Certain Relationships and Related Transactions                58
Item 14.  Principal Accountant's Fees and Services                      58

Part IV

Item 15.  Exhibits and Financial Statement Schedules                    59

Signatures                                                              60

Part I

Item 1. Business

     General

     Highlands Bankshares, Inc. (hereinafter referred to as "Highlands," or the "Company"), incorporated under the laws of West Virginia in 1985, is a multi-bank holding company subject to the provisions of the Bank Holding Company Act of 1956, as amended, and owns 100% of the outstanding stock of its subsidiary banks, The Grant County Bank and Capon Valley Bank (hereinafter referred to as the "Banks"), and its life insurance subsidiary, HBI Life Insurance Company (hereinafter referred to as "HBI Life").

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

     Employees

     As of December 31, 2004, The Grant County Bank had 61 full time equivalent employees, Capon Valley Bank had 48 full time equivalent employees and Highlands had one full time equipment employee. No person is employed by HBI Life on a full time basis.

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

     Regulation and Supervision

     Overview: The Company, as a registered bank holding company, and its subsidiary banks, as insured depository institutions, operate in a highly regulated environment and are regularly examined by federal and state regulators. The following description briefly discusses certain provisions of federal and state laws and regulations and the potential impact of such provisions to which the Company and subsidiary are subject. These federal and state laws and regulations are designed to reduce potential loss exposure to the depositors of such depository institutions and to the Federal Deposit Insurance Corporation's insurance fund and are not intended to protect the Company's security holders. Proposals to change the laws and regulations governing the banking industry are frequently raised in Congress, in state legislatures, and before the various bank regulatory agencies. The likelihood and timing of any changes and the impact such changes might have on the Company are impossible to determine with any certainty. A change in applicable laws or regulations, or a change in the way such laws or regulations are interpreted by regulatory agencies or courts, may have a material impact on the business, operations and earnings of the Company. To the extent that the following information describes statutory or regulatory provisions, it is qualified entirely by reference to the particular statutory or regulatory provision.

     As a bank holding company registered under the Bank Holding Company Act of 1956, as amended (the "BHCA"), the Company is subject to regulation by the Federal Reserve Board. Federal banking laws require a bank holding company to serve as a source of financial strength to its subsidiary depository institutions and to commit resources to support such institutions in circumstances where it might not do so otherwise. Additionally, the Federal Reserve Board has jurisdiction under the BHCA to approve any bank or nonbank acquisition, merger or consolidation proposed by a bank holding company. The BHCA generally limits the activities of a bank holding company and its subsidiaries to that of banking, managing or controlling banks as to be a proper incident thereto. The BHCA also prohibits a bank holding company, with certain exceptions, from acquiring more than 5% of the voting shares of any company and from engaging in any business other than banking or managing or controlling banks. The Federal Reserve Board has by regulation determined that certain activities are closely related to banking within the meaning of the BHCA. These activities include: operating a mortgage company, finance company, credit card company or factoring company; performing certain data processing operations; providing investment and financial advice; and acting as an insurance agent for certain types of credit-related insurance.

     The Gramm-Leach-Bliley Act ("Gramm-Leach") became law in November 1999. Gramm-Leach established a comprehensive framework to permit affiliations among commercial banks, investment banks, insurance companies, securities firms, and other financial service providers. Gramm-Leach permits qualifying bank holding companies to register with the Federal Reserve Board as "financial holding companies" and allows such companies to engage in a significantly broader range of financial activities than were historically permissible for bank holding companies. Although the Federal Reserve Board provides the principal regulatory supervision of financial services permitted under Gramm-Leach, the Securities and Exchange Commission and state regulators also provide substantial supervisory oversight. In addition to broadening the range of financial services a bank holding company may provide, Gramm-Leach also addressed customer privacy and information sharing issues and set forth certain customer disclosure requirements. The Company has no current plans to petition the Federal Reserve Board for consideration as a financial holding company.

     The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 ("Riegle-Neal") permits bank holding companies to acquire banks located in any state. Riegle-Neal also allows national banks and state banks with different home states to merge across state lines and allows branch banking across state lines, unless specifically prohibited by state laws.

     The International Money Laundering Abatement and Anti-Terrorist Financing Act of 2001 (USA "Patriot Act") was adopted in response to the September 11, 2001 terrorist attacks. The Patriot Act provides law enforcement with greater powers to investigate terrorism and prevent future terrorist acts. Among the broad-reaching provisions contained in the Patriot Act are several designed to deter terrorists' ability to launder money in the United States and provide law enforcement with additional powers to investigate how terrorists and terrorist organizations are financed. The Patriot Act creates additional requirements for banks, which were already subject to similar regulations. The Patriot Act authorizes the Secretary of Treasury to require financial institutions to take certain "special measures" when the Secretary suspects that certain transactions or accounts are related to money laundering. These special measures may be ordered when the Secretary suspects that a jurisdiction outside of the United States, a financial institution operating outside of the United States, a class of transactions involving a jurisdiction outside of the United States or certain types of accounts are of "primary money laundering concern." The special measures include the following: (a) require financial institutions to keep records and report on transactions or accounts at issue; (b) require financial institutions to obtain and retain information related to the beneficial ownership of any account opened or maintained by foreign persons; (c) require financial institutions to identify each customer who is permitted to use the account; and (d) prohibit or impose conditions on the opening or maintaining of correspondence or payable-through accounts. Failure of a financial institution to maintain and implement adequate programs to combat money laundering and terrorist financing, or to comply with all of the relevant laws or regulations, could have serious legal and reputational consequences for the institution.

     The operations of the insurance subsidiary are subject to the oversight and review of State of Arizona Department of Insurance.

     Capital Adequacy: Federal banking regulations set forth capital adequacy guidelines, which are used by regulatory authorities to assess the adequacy of capital in examining and supervising a bank holding company and its insured depository institutions. The capital adequacy guidelines generally require bank holding companies to maintain total capital equal to at least 8% of total risk-adjusted assets, with at least one-half of total capital consisting of core capital (i.e., Tier I capital) and the remaining amount consisting of "other" capital-eligible items (i.e., Tier II capital), such as perpetual preferred stock, certain subordinated debt, and, subject to limitations, the allowance for loan losses. Tier I capital generally includes common stockholders' equity plus, within certain limitations, perpetual preferred stock and trust preferred securities. For purposes of computing risk-based capital ratios, bank holding companies must meet specific capital guidelines that involve quantitative measures of assets, liabilities and certain off-balance sheet items, calculated under regulatory accounting practices. The Company's and its subsidiaries' capital accounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

     In addition to total and Tier I capital requirements, regulatory authorities also require bank holding companies and insured depository institutions to maintain a minimum leverage capital ratio of 3%. The leverage ratio is determined as the ratio of Tier I capital to total average assets, where average assets exclude goodwill, other intangibles, and other specifically excluded assets. Regulatory authorities have stated that minimum capital ratios are adequate for those institutions that are operationally and financially sound, experiencing solid earnings, have high levels of asset quality and are not experiencing significant growth. The guidelines also provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels. In those instances where these criteria are not evident, regulatory authorities expect, and may require, bank holding companies and insured depository institutions to maintain higher than minimum capital levels.

     Additionally, federal banking laws require regulatory authorities to take "prompt corrective action" with respect to depository institutions that do not satisfy minimum capital requirements. The extent of these powers depends upon whether the institutions in question are "well capitalized", "adequately capitalized", "undercapitalized", "significantly undercapitalized" or "critically undercapitalized", as such terms are defined under uniform regulations defining such capital levels issued by each of the federal banking agencies. As an example, a depository institution that is not well capitalized is generally prohibited from accepting brokered deposits and offering interest rates on deposits higher than the prevailing rate in its market. Additionally, a depository institution is generally prohibited from making any capital distribution (including payment of a dividend) or paying any management fee to its holding company, may be subject to asset growth limitations and may be required to submit capital restoration plans if the depository institution is considered undercapitalized. The Company's and its subsidiaries' regulatory capital ratios are presented in the following table:

                                December 31, 2004       December 31, 2003
                                Actual  Regulatory      Actual      Regulatory
                                 Ratio    Minimum        Ratio        Minimum

Total Risk Based Capital Ratio
Highlands Bankshares             14.71%     8.00%         14.55%       8.00%
Capon Valley Bank                12.82%     8.00%         11.93%       8.00%
The Grant County Bank            15.68%     8.00%         13.89%       8.00%

Tier 1 Leverage Ratio
Highlands Bankshares             10.14%     3.00%          9.42%       3.00%
Capon Valley Bank                 8.57%     3.00%          7.31%       3.00%
The Grant County Bank            11.01%     3.00%          9.05%       3.00%

Tier 1 Risk Based Capital Ratio
Highlands Bankshares             13.58%     4.00%         13.40%       4.00%
Capon Valley Bank                11.57%     4.00%         10.68%       4.00%
The Grant County Bank            14.64%     4.00%         12.81%       4.00%


     Dividends and Other Payments: The Company is a legal entity separate and distinct from its subsidiaries. Dividends from Grant County Bank and Capon Valley Bank are essentially the sole source of cash for the Company. The right of the Company, and shareholders of the Company, to participate in any distribution of the assets or earnings of Grant County Bank and Capon Valley Bank through the payment of such dividends or otherwise is necessarily subject to the prior claims of creditors of Grant County Bank and Capon Valley Bank, except to the extent that claims of the Company in its capacity as a creditor may be recognized. Moreover, there are various legal limitations applicable to the payment of dividends to the Company as well as the payment of dividends by the Company to its shareholders. Under federal law, Grant County Bank and Capon Valley Bank may not, subject to certain limited expectations, make loans or extensions of credit to, or invest in the securities of, or take securities of the Company as collateral for loans to any borrower. Grant County Bank and Capon Valley Bank are also subject to collateral security requirements for any loans or extensions of credit permitted by such exceptions.

     Grant County Bank and Capon Valley Bank are subject to various statutory restrictions on its ability to pay dividends to the Company. Specifically, the approval of the appropriate regulatory authorities are required prior to the payment of dividends by Grant County Bank and Capon Valley Bank in excess of its earnings retained in the current year plus retained net profits for the preceding two years. The payment of dividends by the Company and Grant County Bank and Capon Valley Bank may also be limited by other factors, such as requirements to maintain adequate capital above regulatory guidelines. The OCC has the authority to prohibit any bank under its jurisdiction from engaging in an unsafe and unsound practice in conducting its business. Depending upon the financial condition of Grant County Bank and Capon Valley Bank, the payment of dividends could be deemed to constitute such an unsafe or unsound practice. The Federal Reserve Board and the OCC have indicated their view that it generally would be an unsafe and unsound practice to pay dividends except out of current operating earnings. The Federal Reserve Board has stated that, as a matter of prudent banking, a bank or bank holding company should not maintain its existing rate of cash dividends on common stock unless (1) the organization's net income available to common shareholders over the past year has been sufficient to fund fully the dividends and (2) the prospective rate or earnings retention appears consistent with the organization's capital needs, asset quality, and overall financial condition. Moreover, the Federal Reserve Board has indicated that bank holding companies should serve as a source of managerial and financial strength to their subsidiary banks. Accordingly, the Federal Reserve Board has stated that a bank holding company should not maintain a level of cash dividends to its shareholders that places undue pressure on the capital of bank subsidiaries, or that can be funded only through additional borrowings or other arrangements that may undermine the bank holding company's ability to serve as a source of strength.

     A summary of the available dividends for each subsidiary bank can be found on page 28 under the heading of Liquidity.

     Governmental Policies: The Federal Reserve Board regulates money and credit and interest rates in order to influence general economic conditions. These policies have a significant influence on overall growth and distribution of bank loans, investments and deposits and affect interest rates charged on loans or paid for time and savings deposits. Federal Reserve monetary policies have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future.

     Various other legislation, including proposals to overhaul the banking regulatory system and to limit the investments that a depository institution may make with insured funds, are from time to time introduced in Congress. The Company cannot determine the ultimate effect that such potential legislation, if enacted, would have upon its financial condition or operations.


     Available Information: The Company files annual, quarterly and current reports, proxy statements and other information with the SEC. The Company's SEC filings are filed electronically and are available to the public through the Internet at the SEC's website at www.sec.gov. In addition, any document filed by the Company with the SEC can be read and copies at the SEC's public reference facilities at 450 Fifth Street, N.W., Washington, DC 20549. Copies of documents can be obtained at prescribed rates by writing to the Public Reference Section of the SEC at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Copies of documents can also be obtained free of charge by writing to Alan Miller at Highlands Bankshares, Inc., P.O. Box 9029, Petersburg, West Virginia 26847.

Item 2. Properties

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

     Capon Valley Bank has its main office in Wardensville, West Virginia and branch offices located in Moorefield and Baker, West Virginia and Gore, Virginia. Capon's offices serve mainly Hardy County and Hampshire County, West Virginia, with the Gore branch serving Frederick County, Virginia. All facilities are owned by the Bank.


Item 3. Legal Proceedings

     Management is not aware of any material pending or threatened litigation in which Highlands or its subsidiaries may be involved as a defendant. In the normal course of business, the banks periodically must initiate suits against borrowers as a final course of action in collecting past due loans.


Item 4. Submission of Matters to a Vote of Security Holders

      Highlands has not submitted any matters to the vote of security holders for the quarter ended December 31, 2004.


Part II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Repurchases

     The Company had approximately 860 registered stockholders of record as of January 31, 2005 This amount includes all shareholders, whether titled individually or held by a brokerage firm or custodian in street name. The Company's stock is not traded on any national or regional stock exchange although brokers may occasionally initiate or be a participant in a trade. The Company's stock is listed on the NASDAQ Over The Counter Bulletin Board. Terms of an exchange between individual parties may not be known to the Company. The following outlines the dividends paid and market prices of the Company's stock based on prices disclosed to management. Prices have been provided using a nationally recognized online stock quote system. Such prices may not include retail mark-ups, mark-downs or commissions.

                                   Dividends         Market Price Range
                                   Per Share       High            Low
      2004

     First Quarter                   .15          29.00           27.15
     Second Quarter                  .15          28.49           26.45
     Third Quarter                   .15          26.45           24.50
     Fourth Quarter                  .18          26.00           24.15

       2003

     First Quarter                   .14          26.50           21.60
     Second Quarter                  .14          26.25           25.50
     Third Quarter                   .14          31.00           26.05
     Fourth Quarter                  .14          31.00           29.00

Item 6.                 Selected Financial Data


                                      Years Ending December 31,
                                (In Thousands Except for Share Amounts)
                            2004       2003      2002       2001      2000

Total Interest Income     $17,729   $ 18,283   $18,970   $ 20,207   $18,207
Total Interest Expense      4,711      6,338     7,705     10,049     8,790
                           ------    -------    ------    -------    ------
Net Interest Income        13,018     11,945    11,265     10,158     9,417

Provision for Loan Losses     920      1,820       820        600       500
                           ------    -------    ------    -------    ------
Net Interest Income after
   Provision for Loan
   Losses                  12,098     10,125    10,445      9,558     8,917

Other Income                1,597      1,367     1,304      1,194     1,263
Other Expenses              8,938      8,247     8,048      7,431     6,836
                           ------    -------    ------    -------    ------

Income before Income Taxes  4,757      3,245     3,701      3,321     3,344
Income Tax Expense          1,551      1,012     1,179        979     1,092
                           ------    -------    ------    -------    ------

   Net Income             $ 3,206   $  2,233   $ 2,522   $  2,342   $ 2,252
                           ======    =======    ======    =======    ======


Net Income Per Share*     $  2.23   $   1.55   $  1.73   $   1.56   $  1.50
Dividends Per Share*      $   .63   $    .56   $   .51   $    .45   $   .41

Total Assets at Year End $299,992   $301,168  $296,672   $277,042  $248,782
                         ========    =======   =======    =======   =======


Return on Average Assets    1.07%       .73%      .89%       .89%      .97%
Return on Average Equity   10.36%      7.60%     8.87%      8.57%     8.89%
Dividend Payout Ratio      28.23%     36.03%    29.26%     29.15%    27.64%
Year End Equity to Assets
   Ratio                   10.55%      9.81%     9.69%     10.06%    10.43%


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

Forward Looking Statements

     Certain statements in this report may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are statements that include projections, predictions, expectations or beliefs about future events or results or otherwise are not statements of historical fact. Such statements are often characterized by the use of qualified words (and their derivatives) such as "expect," "believe," "estimate," "plan," "project," or other future events. Although the Company believes that its expectations with respect to certain forward-looking statements are based upon reasonable assumptions within the bounds of its existing knowledge of its business and operations, there can be no assurance that actual results, performance or achievements of the Company will not differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Actual future results and trends may differ materially from historical results or those anticipated depending on a variety of factors, including, but not limited to, the effects of and changes in: general economic conditions, the interest rate environment, legislative and regulatory requirements, competitive pressures, the effects of bankruptcy of two large commercial customers, the effect of rising fuel costs on the trucking industry and the economy as a whole, the transition involving the poultry processing facility, assumptions made regarding determine of the allowance for loan losses, new products and delivery systems, inflation, changes in the stock and bond markets, technology, and consumer spending and savings habits. The Company does not update any forward-looking statements that may be made from time to time by or on behalf of the Company.

Overview of 2004 Results

     Net income in 2004 increased $973,000, or 43.57%, over 2003 income. Net income of $3,206,000 resulted in a Return on Average Assets (ROAA) of 1.07% for 2004 compared to .73% for 2003 and a Return on Average Equity (ROAE) of 10.36% compared to 7.60% for 2003.

     An increase in net interest income of $1,073,000 came about largely because of decreases in interest expense. Total interest expense for 2004 fell $1,627,000, or 25.67% compared to 2003. During the later portions of 2003 and first half of 2004, the Company found itself in a favorable liquidity position with excess Federal Funds sold. This favorable liquidity position allowed the company to selectively lower deposit rates to levels equal to or below competition. In addition, because of the low rates earned during 2004 on short-term investments such as Fed Funds sold and certain types of securities, the Company chose to fund loan growth through reductions in these alternative investments in lieu of competitively bidding to maintain excess deposits or gain new deposits.

     Rising delinquencies during 2003 caused a comparatively large amount of net charge-offs for 2003 and into 2004 and required a consequent provision for loan losses in 2003 larger than historically needed. While remaining somewhat above recent historically averages, net charge-offs for 2004 declined over the levels seen in 2003 and decreasing balances of delinquent loans caused a reduced provision for loan losses in 2004 compared to the provision taken in 2003. Asset quality, as defined by the level of non-performing loans compared to gross loan balances, has continued to improve as increased collection efforts and charging-off of uncollectible loans have reduced balances of non-performing loans.

     During 2004, Highlands Bankshares Trust Company, a wholly owned subsidiary of the Company providing trust and other fiduciary services, was discontinued. The revenue growth from operations of this subsidiary had been less than anticipated. The decline in other income as a result of the discontinuation of Highlands Bankshares Trust Company was more than offset by an increase in service charges. This increase in service charge revenues was primarily the result of an increase instituted in February of the per transaction charge for customer checks written with insufficient funds in the account to cover the check.

     The Company's loan growth had been relatively flat during 2004 prior to the beginning of the fourth quarter . However, the last quarter of 2004 saw the Company's loan balances begin to increase, as balances grew 2.48% (9.92% annualized) from September 30, 2004 through year end. Although operating with favorable liquidity in the early portions of 2004, as loan growth occurred in the fourth quarter of 2004, the funding of new loans reduced the liquidity position. At December 31, 2004, the Company's balances of Fed Funds sold and cash deposits in other banks had been reduced by 73.99% over December 31, 2003 levels and balances of securities investments were $7,900,000 less at December 31, 2004 than one year earlier.

     Operational expenses increased moderately due to inflationary trends in salaries and general administrative costs. New equipment purchases and continued expansion and upgrading of existing work systems caused equipment and operating expense to increase. Legal and professional fees increased 17.53% as expanded audit procedures were made necessary by the organization's growth and changes in the regulatory environment.

                                      QUARTERLY FINANCIAL RESULTS
                                 (In thousands, except per share amounts)


                                 Fourth       Third      Second      First
                                 Quarter     Quarter     Quarter    Quarter
2004

Interest income                 $ 4,563     $ 4,436     $ 4,400     $ 4,330
Interest expense                  1,161       1,142       1,161       1,248
                                 ------      ------      ------      ------
   Net interest income            3,402       3,294       3,239       3,082

Provision for loan losses           320         195         210         195
                                 ------      ------      ------      ------

   Net interest income
      after provision             3,082       3,099       3,029       2,887

Non-interest income                 402         451         410         334
Non-interest expense              2,303       2,242       2,229       2,164
                                 ------      ------      ------      ------

   Income before income
      tax provision               1,181       1,308       1,210       1,057

Income tax provision                361         432         413         345
                                 ------      ------      ------      ------

   Net Income                   $   820     $   876     $   797     $   712
                                 ======      ======      ======      ======

Per common share:
   Net income (basic)           $   .57     $   .61     $   .55     $   .50
   Cash dividends                   .18         .15         .15         .15

2003

Interest income                 $ 4,473     $ 4,604     $ 4,630     $ 4,576
Interest expense                  1,369       1,543       1,668       1,758
                                 ------      ------      ------      ------
   Net interest income            3,104       3,061       2,962       2,818

Provision for loan losses           825         240         545         210
                                 ------      ------      ------      ------

   Net interest income
      after provision             2,279       2,821       2,417       2,608

Non-interest income                 337         348         339         343
Non-interest expense              2,244       2,076       1,953       1,974
                                 ------      ------      ------      ------

   Income before income
      tax provision                 372       1,093         803         977

Income tax provision                 85         363         247         317
                                 ------      ------      ------      ------

   Net Income                   $   287     $   730     $   556     $   660
                                 ======      ======      ======      ======

Per common share:
   Net income (basic)           $   .20     $   .51     $   .39     $   .46
   Cash dividends                   .14         .14         .14         .14

Net Interest Margin

2004 Compared to 2003

     Net interest income increased 8.98% in 2004 as compared to 2003. The repeated lowering of target interest rates by the Federal Reserve Board (the "Fed") seen during the greater part of the last two years ceased during 2004 and then reversed into an upward trend of the Fed raising target rates. In spite of the increases in rates by the Fed during 2004, average rates earned on earning assets and average rates paid on interest bearing liabilities generally continued to decrease as the Company saw old balances of both assets an liabilities mature and be re-written at lower rates.

     The competitive atmosphere for both loans and deposits and the changing interest rate environment combined with flat loan growth during the early periods of 2004 created the need for achieving improved net interest margin through closer asset/liability management. Because of the flat loan growth early in the year and a favorable liquidity position, Management chose to keep deposit rates at or below those of the competition and balances of time deposits and the average rates paid on those deposits fell throughout 2004. As loan growth increased later in the year, Management chose to continue with deposit rates at or lower than the local competition and fund the loan growth through reductions in balances of comparatively lower earning assets like Fed Funds Sold and investment securities.

     Income from interest earning assets decreased $575,000. Although average rates within each asset class fell, average rates paid assets as a whole fell only slightly as lower earning assets (Fed Funds sold, deposits in other banks) were replaced by relatively higher earning loan balances. Average balances of earning assets decreased $8,652,000. The decline in average rates on earning assets and average balances of earning assets were more than offset by declines in both average rates paid on deposits and on average balances of deposits. Interest expense decreased $1,627,000 due to a decrease in average interest bearing liabilities of 4.30% and a 60 basis point decline in average rates.

     Because of the restricted availability of deposits to the subsidiary banks caused by the Company's rural location and because of high levels of competition, the Company, in order to fund loan growth, has historically been forced to pay rates on time deposits often at rates above most regional and national banks. During 2004, slowing loan growth reduced the need for deposit balances and the Company was able to pay rates on deposits, especially time deposits, which more closely approximated, and were often below, those rates paid by regional and national banks. Because of this reduction in rates and as older deposits at higher rates matured and were re-written at lower rates created by the depressed rate environment, interest expense on deposits decreased. Because of the favorable liquidity position by the bank throughout most of 2004, the subsidiary banks continued to pay rates on time deposits lower than those of much of the local competition, and many customers, as time deposits matured, chose to move balances to other financial institutions, resulting in a lower average balance of time deposits for 2004 as compared to 2003.

     Customers appeared during the year to be reluctant to place money into time deposits. It appears that expectation of rising rates in the near future has made depositors reluctant to commit to longer term time deposits and that many of the monies previously deposited into CD products have been moved to the interest bearing transaction accounts, further improving interest expense. Average balances of transaction based interest bearing accounts (Money Market and Savings accounts) increased from 2003 to 2004 while average balances of time deposits decreased 11.15%.

     Toward the later parts of 2004, as the Fed continued to raise the target Fed Funds rate, and as competition for deposits in the banks' local markets increased, the Company chose to fund new loan growth through funds borrowed from the Federal Home Loan Bank (FHLB). The rates and terms available on these funds were comparatively more attractive than offering above market rates on deposits. As a result, balances of funds borrowed from the FHLB at December 31, 2004 were nearly double the levels at December 31, 2003.

2003 Compared to 2002

     Although reductions in target rates by the Federal Reserve Board (the "Fed") were less frequent during 2003 as compared to 2001 and the first half of 2002, the effects of these earlier cuts were apparent in the yields on the Company's earning assets and on average rates paid on interest bearing liabilities. As older deposits matured and were replaced by lower rate deposits, the average cost for deposits fell 87 basis points. As higher yielding loans matured, they were replaced by lower yielding loans or variable rate loans repriced and thus the average yield on loans fell 51 basis points. Taxable equivalent yields on securities also fell as higher yielding securities matured or were called and were replaced by securities with lower yields.

     Strong loan demand experienced in 2001 and 2002 slowed in 2003 and average loan balances grew 4.56% over 2002 average balances compared to a growth of 9.30% from 2001 to 2002. Year end balances of loans for 2003 as compared to 2002 were .39% higher.

     In the past, competition for deposits in the Company's service area was strong and this caused the Company's subsidiary banks to pay higher rates on deposits than larger, statewide financial institutions. Slowing loan growth in 2003 reduced the need for deposit growth, and the Company made efforts to reduce this rate disparity. Average rates paid on time deposits fell 96 basis points in 2003 as compared to 2002 and are now approaching the peer group levels. Rates on transaction accounts continued to mirror the peer group.


Net Interest Margin (continued)

     A summary of the Company's net interest margin and average balance sheet for the years ended December 31, 2004, 2003 and 2002 is illustrated below (in thousands of dollars):

                    NET INTEREST MARGIN AND AVERAGE BALANCE ANALYSIS

                                             2004                               2003                           2002

                                  Income/    Yield/                 Income/     Yield/             Income/     Yield/
                                 Average 2 Expense      Rate       Average 2  Expense   Rate      Average 2   Expense    Rate

Earning Assets
--------------

Loans                            $ 235,023   $  16,752   7.13     $ 226,281  $  16,966   7.50     $ 216,408  $  17,324   8.01
Investment Securities
  Taxable                           25,944         674   2.60        28,107        885   3.15        25,247      1,165   4.61
  Nontaxable                         3,298         194   5.89         3,748        254   6.78         5,451        318   5.83
Interest Bearing
  Deposits                           1,430          18   1.26         5,342         53    .99         4,271        104   2.44
Federal Funds Sold                  14,119         163   1.15        20,632        218   1.06        11,431        177   1.55
                                  --------    --------   ----      --------   --------   ----      --------   --------   ----

Total Earning Assets               279,814      17,801   6.36       284,110     18,376   6.47       262,808     19,088   7.26
                                  --------    --------   ----      --------   --------   ----      --------   -------    ----
Non Earning Assets
Allowance for Loan
  Losses                            (2,418)                          (2,163)                         (1,793)
Non Earning  Assets                 27,380                           23,343                          21,840
                                  --------                         --------                        --------
Total Assets                     $ 300,420                        $ 305,290                       $ 282,855
                                  ========                         ========                        ========

Interest Bearing Liabilities
Demand Deposits                  $  24,031     $    95    .40     $  21,434  $     134   .63      $  19,910   $    225   1.31
Savings Deposits                    52,079         296    .57        48,128        381   .79         43,868        651   1.48
Time Deposits                      145,834       4,042   2.77       164,126      5,585  3.40        151,813      6,619   4.36
Other Borrowed
  Money                              6,264         278   4.44         4,780        238  4.98          4,280        210   4.91
                                  --------      ------   ----      --------   --------  ----       --------    -------   ----
Total Interest Bearing
  Liabilities                      228,208       4,711   2.06       238,468      6,338  2.66        219,871      7,705   3.50
                                  --------      ------   ----      --------   --------  ----       --------    -------   ----
Non Interest Bearing Liabilities
Demand Deposits                     37,325                           35,086                          32,226
Other Liabilities                    3,954                            2,337                           2,320
Shareholders' Equity                30,933                           29,399                          28,438
                                  --------                         --------                        --------
Total Liabilities and
   Shareholders Equity           $ 300,420                        $ 305,290                        $282,855
                                  ========                         ========                         =======

Net Interest Income                           $13,090                        $  12,038                        $ 11,383
                                               ======                         ========                         =======
Net Yield on Earning Assets                             4.68%                           4.24%                            4.33%
                                                       =====                            ====                             ====



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

                  EFFECT OF RATE-VOLUME CHANGES ON NET INTEREST INCOME
                      (On a fully taxable equivalent basis)
                            (In thousands of dollars)


                      2004 Compared to 2003       2003 Compared to 2002
                       Increase (Decrease)         Increase (Decrease)

                  Due to change in:1   Total   Due to change in:1  Total
                    Average  Average Increase   Average  Average Increase
                    Volume    Rate  (Decrease)  Volume    Rate  (Decrease)

Interest Income
Loans2              $  655   $ (869)  $ (214)   $  790   $(1,148) $ (358)
Investment Securities
  Taxable             (191)     (20)    (211)      132     (412)    (280)
  Nontaxable           (60)       1      (60)      (99)      35      (64)
Interest bearing
 deposits              (39)       3      (35)       26     (77)      (51)
Federal fund sold      (69)      14      (55)      142     (101)      41
                     -----   ------   ------     -----   ------   ------

Total Interest
 Income                296     (871)    (575)      992   (1,704)    (712)
                     -----   ------   ------     -----   ------   ------


Interest Expense
Demand Deposits         16      (55)     (39)       17     (108)     (91)
Savings Deposits        31     (116)     (85)       63     (333)    (270)
Time Deposits         (622)    (921)  (1,543)      537   (1,571)  (1,034)
Borrowed Money          74      (34)      40        25        3       28
                     -----   ------   ------     -----   ------   ------

Total Interest
 Expense              (501)  (1,126)  (1,627)      642   (2,009)  (1,367)
                     -----   ------   ------     -----   ------   ------

Net Interest Income $ (287) $ 1,339  $ 1,052    $  895   $ (240)  $  655
                     =====   ======   ======     =====    ======   =====


1 Changes in volume are calculated based on the difference in average balance multiplied by the prior year average rate. Rate change differences are calculated based on the difference from one year to the next in the average rates earned or paid multiplied by the current year's balance.

2  Nonaccrual loans have been included in average asset balances.

Asset Quality

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

     Although loan growth was relatively flat throughout 2003 and through the first half of 2004, during the second half of the year ended December 31, 2004, the company experienced high levels of loan growth. For the eighteen month period begun December 31, 2003 and ended June 30, 2004, the Company's loans grew $6.8 million or 3.00%. From June 30, 2004 to December 31, 2004, the Company experienced loan growth of $15.09 million or 6.46% (12.92% annualized). The Company has also seen a shift in the composition of it's loan portfolio. The total balances of loans in the Company's portfolio secured by real estate increased $16.57 million from December 31, 2003 to December 31, 2004, representing 75.71% of the growth in loan balances over this same time period.

     The following table summarizes the Company's loan portfolio:


                                         At December 31,
                      2004        2003        2002        2001        2000
                      ----------------------------------------------------
                            (In Thousands of Dollars)
      Real Estate:
        Mortgage    $140,762    $129,671    $121,558    $111,668    $101,890
        Construction   8,850       7,552       6,813       3,868       4,061
      Commercial      52,813      42,911      47,089      42,204      37,681
      Installment     46,092      46,501      50,294      47,730      45,636

      Total Loans    248,517     226,635     225,754     205,470     189,268
      Allowance for
        loan losses   (2,530)     (2,463)     (1,793)     (1,603)     (1,493)
                     -------     -------     -------     -------     -------

      Loans, net    $245,987    $224,172    $223,961    $ 203,67    $187,775
                     =======     =======     =======     =======     =======


     Note: Commercial loan balances include commercial loans which are secured by real estate. As December 31, 2004, 2003 and 2002 the Company maintained balances of loans secured by real estate of $180.17 million, $163.60 million and $154.76 million respectively.

     There were no foreign loans outstanding during any of the above periods.

The following table shows the maturity of loans outstanding:

                                                   December 31,
       Maturity Range                       2004        2003        2002
       --------------                       ----        ----        ----
                                             (in thousands of dollars)
     Predetermined Rates:
       0 - 12 months                      $129,646    $132,237    $145,473
       13 - 60 months                      102,295      80,099      68,699
       More than 60 months                  16,046      12,635      11,353
     Nonaccrual Loans                          530       1,664         229
                                           -------     -------     -------

       Total Loans                        $248,517    $226,635    $225,754
                                           =======     =======     =======


     The following table shows the Company's loan maturity distribution (in thousands of dollars) as of December 31, 2004:

                                             Maturity Range
                                Less Than     1-5        Over
       Loan Type                  1 Year     Years      5 Years    Total
       ---------                 -------     -----      -------    -----

     Commercial and
       Agricultural Loans     $ 30,492    $ 13,192    $  9,128    $ 52,813
     Real Estate - mortgage     74,195      60,843       5,723     140,761
     Real Estate - construction  8,850                               8,850
     Consumer - installment     16,638      28,259       1,195      46,092
                               -------     -------     -------     -------

       Total                  $130,176    $102,295    $ 16,046    $248,517
                               =======     =======     =======     =======

Credit Quality

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

     Nonperforming loans decreased 77.78% at December 31, 2004 compared to 2003 as both balances of nonaccrual loans and loans contractually 90 days of more past due decreased during the year. At December 31, 2004, the Company had two loans totaling $631,000 which were classified as restructured loans. As of December 31, 2004, these loans which had previously been classified as restructured had timely payments for more than a twelve month period and terms were not better than those that would be offered in a competitive environment. For this reason, they were no longer classified as restructured. Balances of non-performing loans have decreased both as a result of increased collections efforts and as a result of higher than historically average charge-offs during both 2003 and 2004.

     The following table summarizes the Company's nonperforming loans:

                                           At December 31,
                           2004      2003       2002      2001       2000
                           ----------------------------------------------
Loans accounted for on a
   nonaccrual basis
    Consumer              $  252    $  228     $    9    $   --     $   --
    Real estate              278     1,436        290       474         32
                           -----     -----      -----     -----      -----

   Total nonaccrual loans    530     1,664        299       474         32
                           -----     -----      -----     -----      -----

Restructured loans            --       631        662        --         --
                           -----     -----      -----     -----      -----

Loans contractually past
 due 90 days or more as to
 interest or principal
 payments (not included
 in nonaccrual loans above)
    Commercial               140        25        161       607         60
    Real estate              355     1,255      1,312     1,352      1,984
    Consumer                  40       318        445       336        297
                           -----     -----      -----    ------      -----

   Total Delinquent Loans $  535    $1,598     $1,918    $2,295     $2,341
                           =====     =====      =====     =====      =====

  Total Nonperforming
     Loans                $1,065    $3,893     $2,879    $2,769     $2,373
                           =====     =====      =====     =====      =====


     Real estate acquired through foreclosure was $327,650 at December 31, 2003, $291,414 at December 31, 2003 and $517,050 at December 31, 2002. All of the foreclosed properties held at December 31, 2004 were located in the Company's primary service area. The Company's practice is to value real estate acquired through foreclosure at the lower of (i) an independent current appraisal or market analysis less anticipated costs of disposal, or (ii) the existing loan balance. The Company is actively marketing all foreclosed real estate and does not anticipate material write-downs in value before or at the time of disposition.

     Because of its large impact on the local economy, Management continues to monitor the economic health of the poultry industry. The Company has direct loans to poultry growers and the industry is a large employer in the Company's trade area. During the spring of 2004, Pilgrim's Pride Corporation announced the pending closure of its turkey processing facilities near Harrisonburg, VA. This closure would have impacted the local economy because turkey growers contracted with Pilgrim's Pride would either be forced to cease growing operations or turn to alternative contractual arrangements. The number of direct grower loans held by the Company and which would have been impacted by this potential closure is small. Since the announcement of the pending closure, some of the growers impacted by the closure who have loans with the Company have contracted with another poultry integrator. The remainder have joined a cooperative organization that will re-open the processing plant. As of this filing, this cooperative has begun placing birds with growers in preparation for future processing. Management will monitor the activities of this cooperative but expects no adverse impact relating to the transitions involved with the poultry processing facility and its related operations.

     In recent periods, the Company's loan portfolio has also begun to reflect a concentration in loans collateralized by heavy equipment, particularly in the trucking, mining and timber industries. In part because of rising fuel costs, and because of continued stagnant economic conditions, the trucking sector has experienced a recent downturn. However, the Company has experienced no material losses related to foreclosures of loans collateralized by heavy equipment. While close monitoring of this sector is necessary, management expects no significant losses in the foreseeable future.

     As of December 31, 2004, the Company had two potential problem loan as defined in SEC Industry Guide III that would require disclosure.

     In July, the Company received notice that a large commercial loan customer had filed for Chapter 11 bankruptcy protection. Terms of the bankruptcy proceedings have not been finalized. Depending upon the outcome of the bankruptcy proceedings, the Company may be forced to reclassify the loans made to this customer, which total approximately $1.4 million, to non-accrual status. If these loans are reclassified to non-accrual, this will have a negative impact on interest revenue and net income. The loans to this customer are deemed by Management to be well secured, and if a foreclosure is required, the Company expects there to be no loss on the sale of the collateral. Since the bankruptcy filing, this customer has continued to make payments of both principal and interest, and though remaining moderately delinquent, these payments have been sufficient to consistently keep the customer less than 60 days past due. During the fourth quarter of 2004, the Company was informed by another large commercial loan customer that a Chapter 11 bankruptcy may be forthcoming. As of the date of this filing, the Company has received no formal notice from this customer that a bankruptcy filing has occurred. This customer continues to make payments of both principal and interest, and though remaining moderately delinquent, these payments have been sufficient to consistently keep the customer less than 60 days past due. Management deems the loans to this customer to be adequately secured and, if foreclosure becomes necessary, expects no material loss.


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

     Each of Company's banking subsidiaries, Capon Valley Bank and The Grant County Bank, determines the adequacy of its allowance for loan losses independently. Although the loan portfolios of the two banks are similar to each other, some differences exist which result in divergent risk patterns and different charge-off rates amongst the functional areas of the banks' portfolio. Each bank pays particular attention to individual loan performance, collateral values, borrower financial condition and economic conditions. The determination of an adequate allowance at each bank is done in a three step process. The first step is to identify impaired loans. Impaired loans are problem loans above a certain threshold which have estimated losses calculated based on collateral values and projected cash flows. The second step is to identify loans above a certain threshold which are problem loans due to the borrowers' payment history or deteriorating financial condition. Losses in this category are determined based on historical loss rates adjusted for current economic conditions. The final step is to calculate a loss for the remainder of the portfolio using historical loss information for each type of loan classification. The determination of specific allowances and weighting is somewhat subjective and actual losses may be greater or less than the amount of the allowance. However, Management believes that the allowance represents a fair assessment of the losses that exist in the current loan portfolio.

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

     The ratio of the allowance for loan losses to total loans outstanding was 1.02% at December 31, 2004, 1.09% at December 31, 2003 and .79% at December 31, 2002. At December 31, 2004, the ratio of the allowance for loan losses to nonperforming loans was 292.48% compared to 63.27% at December 31, 2003 and 62.28% at December 31, 2002.

     The charge off of a large number of poorly performing loans has contributed in part to declining delinquency rates and has led to a decreased allowance requirement in Management's estimation. Management believes that the credit quality of the current loan portfolio is significantly improved and that in the coming periods net charge-offs will decline compared to those seen in 2003 and 2004. Management believes losses will more closely reflect historical charge-off rates, or may fall below historical averages.

     Because of the large increase in loan balances during the fourth quarter of 2004, a provision for loan losses of $320,000 was charged to operations as compared to $195,000 in the third quarter, $210,000 in the second quarter and $195,000 in the first quarter. Management anticipates that continued loan growth will require a continuance of increased amounts of provision for loan losses in 2004 as compared to recent years. This belief is exclusive of any unanticipated changes in asset quality which may require larger or smaller balances of the allowance for loan losses as compared to total loans.

     An analysis of the loan loss allowance is set forth in the following table (in thousands):

                             2004       2003     2002      2001       2000
                             ----       ----     ----      ----       ----

     Balance at beginning of
       period             $ 2,463   $  1,793   $ 1,603   $  1,493   $ 1,318

     Charge-offs:
       Commercial loans        97        557       246        239       172
       Real estate loans      422         65       110         92       128
       Consumer loans         642        839       424        369       215
                          -------    -------    ------    -------    ------

                            1,162      1,461       780        700       515
                          -------   --------    ------    -------    ------

     Recoveries:
       Commercial loans        37         75        10         57         2
       Real estate loans       36         54        68         12        30
       Consumer loans         235        182        72        141        71
                          -------   --------    ------    -------    ------

                              308        311       150        210       103
                          -------    -------    ------    -------    ------

     Net charge-offs          853      1,150       630        490       412

     Provision for loan
        losses                920      1,820       820        600       500
     Other                                                               87
                           ------    -------    ------    -------    ------
     Balance at end
        of period         $ 2,530   $  2,463   $ 1,793   $  1,603   $ 1,493
                           ======    =======    ======    =======    ======

     Percent of net charge-offs
       to average net loans
       outstanding during the
       period                 .36%       .51%      .29%        .25%    .23%
                           ======    =======    ======     =======   ======


     Cumulative net loan losses, after recoveries, for the five year period ending December 31, 2004 are as follows (in thousands of dollars):

                                               Dollars    Percent of Total

                  Commercial                   $ 1,138         33.00%
                  Real estate                      617         17.90%
                  Consumer                       1,798         49.10%
                                                ------        -------

                    Total                      $ 3,535        100.00%
                                                ======        ======


     The following table shows the allocation of loans in the loan portfolio and the corresponding amounts of the allowance allocated by loan types (dollar amounts in thousands):

                                               At December 31,
                  ------------------------------------------------------------------
                        2004          2003           2002          2001         2000
                  ------------------------------------------------------------------

                       Percent       Percent        Percent       Percent       Percent
                         Of            of             of            of            of
                 Amount Loans  Amount Loans   Amount Loans Amount Loans Amount   Loans

Commercial       $  697   21%  $  779  19%    $  543  21% $   487   21% $   507    20%
Mortgage            853   60%     725  61%       504  57%     576   56%     239    56%
Consumer            970   19%     819  20%       652  22%     450   23%     598    24%
Unallocated          10           140             94           90           149
                  -----  ---    ----- ---      ----- ---    -----  ---    -----   ---
   Totals        $2,530  100%  $2,463 100%    $1,793 100%  $1,603  100%  $1,493   100%
                  =====  ===    ===== ===      ===== ===    =====  ===    =====   ===


     The above act as a starting point for allocating the overall allowances. Additional changes have been made in the allocation of the allowance to address unknowns and contingent items. The unallocated portion is not computed using a specific formula and is management's best estimate of what should be allocated for contingencies in the current portfolio.

Noninterest Income

2004 compared to 2003

     Noninterest income increased $254,000 from 2003 to 2004, an increase of 18.58%. Much of this increase can be attributed to an increase in the per-transaction charges for non-sufficient funds charges to checking account customers, which contributed to the $194,000 increase in service charges.

     During 2004 the volume of new consumer installment loans declined and has impacted insurance earnings. As credit life and accident and health insurance are sold primarily to these loan customers, the volume of new insurance business has also decreased. In spite of declines in sales of credit life and accident insurance, insurance earnings increased 26.32% in 2004 as compared to 2003. As new policies are written, there are requirements that portions of the premiums be held in reserve in anticipation of future claims. Throughout 2004, as the volume of new insurance business has fallen, older policies have matured without claims. As a result of this, required balances of these reserves has been reduced and this has positively impacted the income of HBI Life Insurance Company.

     Because of the closing of the trust subsidiary, trust fees fell $49,000 during 2004 as compared to 2003.


2003 Compared to 2002

     Noninterest income for 2003 increased 4.87% from 2002. As average deposit volumes continued to grow, income from service charges increased $30,000. Income from insurance related activity grew as increases in customer penetration rates resulted in higher commissions and fees from insurance activity. Income from investments in life insurance contracts decreased 7.25% as interest rate declines and continued low market rates led to lower returns.

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

     The distribution of this available capital as investment in the subsidiary banks was as follows (in thousands):

                                                         Capital
               Subsidiary Bank                         Investment

               Capon Valley Bank                        $   703
               The Grant County Bank                      1,157
                                                         ------
               Total                                    $ 1,860
                                                         ======

Noninterest Expenses

2004 Compared to 2003

     Expenses related to salaries and benefits increased 8.83% in 2004 as compared to 2003. Of the increase in salary and benefit expense, a large portion was attributable to an increase in costs of employee insurance and to an increase in wages and corresponding payroll tax. Insurance costs increased primarily due to rising premium costs. Of the increase in wages and payroll tax costs, a slight decline in full time equivalent employees was offset by the increase in wages due to normal pay increases. Both subsidiary banks experienced increases in costs related to the post-retirement benefits of bank owned life insurance polices however, this cost was partially offset by improved earnings of the policies. Costs of retirement benefits increased primarily due to rising costs of The Grant County Bank's defined benefit pension plan (see Note 13 of the Financial Statements).

     Equipment and data processing expense increased largely as a result of the purchase, implementation and upgrades over recent quarters of processing equipment intended to improve operational efficiency. During 2003 and 2004, both subsidiary banks implemented telephone banking services and statement imaging services. Both projects required significant new equipment which increased depreciation expense.

     Legal and professional fees increased 17.53% as expanded audit procedures were made necessary by the organization's growth and changes in the regulatory environment. Management anticipates that audit related fees will grow during 2004 as compliance with Rule 404 of the Sarbanes-Oxley Legislation will require expanded services. Management has contracted with an external consulting firm to assist with compliance with Rule 404.

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

Securities

     The Company's securities portfolio serves several purposes. Portions of the portfolio are used to secure certain public and trust deposits. The remaining portfolio is held as investments or used to assist the Company in liquidity and asset liability management. Total securities decreased to $27,029,000 or 9.01% of total assets at December 31, 2004. Total securities were $34,930,000 or 11.60% of total assets at December 31, 2003.

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

     The Company identifies at the time of acquisition those securities that are available for sale. These securities are valued at their market value with any difference in market value and amortized cost shown as an adjustment in stockholders' equity. Changes within the year in market values are reflected as changes in other comprehensive income, net of the deferred tax effect. As of December 31, 2004, the cost basis of the securities available for sale exceeded their fair value by $54,000.


     The following table summarizes the carrying value of the Company's securities at the dates indicated:

                                       Held to Maturity           Available for Sale
                                        Carrying Value               Carrying Value

                                          December 31,                December 31,
                                     2004    2003     2002      2004      2003      2002
                                     ----    ----     ----      ----      ----      ----
                                      (In Thousands of Dollars) (In Thousands of Dollars)
     U.S. treasuries, agencies
     and corporations               $        $        $        $18,164   $23,240   $13,534
     Obligations of states and
     political subdivisions          1,162    1,364    1,365     1,817     2,604     4,350
     Mortgage-backed securities                   2        4     4,693     6,758     5,582
                                     -----    -----    -----    ------    ------    ------
     Total Debt Securities           1,162    1,366    1,369    24,674    32,602    23,466
     Other securities                                               28        29        30
                                     -----    -----    -----    ------    ------    ------

     Total                          $1,162   $1,366   $1,369   $24,702   $32,631   $23,496
                                     =====    =====    =====    ======    ======    ======

     The carrying amount and estimated market value of debt securities (in thousands of dollars) at December 31, 2004 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                   Equivalent
     Securities Held to Maturity         Amortized       Fair        Average
                                           Cost          Value        Yield

     Due in one year or less              $    842      $    853      6.96%
     Due after one year through five years     320           334      6.60%
                                           -------      --------    -------


     Total Held to Maturity               $  1,162      $  1,187      6.86%
                                           =======       =======     =====


                                                                   Equivalent
     Securities Available for Sale       Amortized       Fair        Average
                                           Cost          Value        Yield

     Due in one year or less              $ 11,275      $ 11,236      2.34%
     Due after one year through five years  10,897        10,875      3.07%
     Due after five years through ten years  1,715         1,715      3.80%
     Due after ten years                       841           848      3.00%
                                           -------       -------     -----

     Total Debt Securities                  24,728        24,663      2.78%

     Equities                                   28            28      8.40%
                                           -------       -------     -----

     Total Available for Sale             $ 24,756      $ 24,702      2.78%
                                           =======       =======     =====

     Yields on tax exempt securities are stated at actual yields.

     Management has generally kept the maturities of investments relatively short providing for flexibility in investing. Such a philosophy allows the Company to better match deposit maturities with investment maturities and thus react more quickly to interest rate changes.

Deposits

     The Company's primary source of funds is local deposits. The Company's deposit base is comprised of demand deposits, savings and money market accounts and other time deposits. The majority of the Company's deposits are provided by individuals and businesses located within the communities served.

     Total balances of deposits decreased 3.16% in from December 31, 2003 to December 31, 2004. Balances of non-interest bearing checking accounts and interest bearing transaction accounts increased during the year, while balances of time deposits decreased 10.14%. The Company does not actively solicit large certificates of deposit (those more than $100,000) due to the unstable nature of these deposits. Balances of time deposits greater than $100,000 decreased 16.78% from December 31, 2003 to December 31, 2004.

     A summary of the maturity of large deposits is as follows:

                                                  December 31,
                                          -----------------------------
         Maturity Range                   2004        2003        2002
         --------------                   ----        ----        ----
                                            (In Thousands of Dollars)

     Three months or less               $  6,598    $  7,950    $   7,570
     Four to twelve months                13,861      19,080       22,030
     One year to three years              15,323      12,307        8,598
     Four years to five years              3,620       8,008        7,195
                                        --------    --------     --------

       Total                            $ 39,402    $ 47,345    $  45,393
                                         =======     =======     ========

Borrowed Money

Long Term Borrowings

     The Company occasionally borrows funds from the Federal Home Loan Bank ("FHLB") to reduce market rate risks, provide liquidity, and to fund capital additions. These borrowings may have fixed or variable interest rates and are amortized over a period of one to twenty years, or may be comprised of single payment borrowings with periodic interest payments and principal amounts due at maturity. Borrowings from this institution allow the banks to offer long-term, fixed rate loans to their customers and match the interest rate exposure of the receivable and the liability. During 2004, the Company borrowed an additional $3,800,000 from the FHLB and made payments of $719,000 on outstanding balances.

Short Term Borrowings

     Although the Company has traditionally not experienced the need for overnight or other short-term borrowings, loan growth during the fourth quarter of 2004 necessitated an overnight borrowing of $2,000,000 at December 31, 2004. At no other point during the year did the Company borrow overnight funds, and though this funding tool may be required in coming periods, Management prefers to fund growth through longer term vehicles and expects instances of overnight borrowings to be minimal.

Parent Company Line of Credit

     During the fourth quarter of 2003, the Company secured a $2,500,000 open line of credit with another commercial bank. This line of credit was secured by equity securities in a subsidiary company. This debt instrument was obtained as both a precautionary and opportunistic device for funding should a need arise in the future. There were no advances in 2003 or 2004 from this line and it is not anticipated that any borrowings from this debt facility will be used to fund operating or liquidity needs.

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

     The capital management function is an ongoing process. Central to this process is internal equity generation accomplished by earnings retention. During 2004, 2003, and 2002, total stockholders' equity increased by $2,106,000, $1,184,000 and $504,000, respectively, as a result of earnings retention and changes in the unrealized gains (losses) on securities available for sale. The 2002 increase is reflective of a repurchase of Company stock in the amount of $1,217,000. The return on average equity was 10.36% in 2004 compared to 7.60% for 2003 and 8.87% for 2002. Total cash dividends declared represent 28.23% of net income for 2004 compared to 36.03% of net income for 2003 and 29.26% for 2002. Book value per share was $22.03 at December 31, 2004 compared to $20.56 at December 31, 2003.

Liquidity

     Operating liquidity is the ability to meet present and future financial obligations. Short term liquidity is provided primarily through cash balances, deposits with other financial institutions, federal funds sold, unpledged securities and loans maturing within one year. Additional sources of liquidity available to the Company include, but are not limited to, loan repayments, the ability to obtain deposits through the adjustment of interest rates and the purchasing of federal funds. To further meet its liquidity needs, the Company also maintains lines of credit with correspondent financial institutions, the Federal Reserve Bank of Richmond and the Federal Home Loan Bank of Pittsburgh.

     Historically, the Company's primary need for additional levels of operational liquidity has been to fund increases in loan balances. The Company has normally funded increases in loans by increasing deposits and decreases in secondary liquidity sources such as balances of fed funds sold and balances of securities. During the month of September and the fourth quarter of 2004, the Company saw a significant increase in new loans. These loans were funded primarily through secondary liquidity sources. Deposit balances have also decreased in recent periods. Should the Company continue to experience significant loan growth, it may be necessary to raise rates on deposits above current market levels in order to attract new deposits. The Company may also utilize the available lines of credit with correspondent financial institutions to fund loan growth.

     In the year ending December 31, 2004, cash and due from banks decreased $1,027,000 as cash used in financing and investing activities was greater than cash provided by operations. Investing activity saw cash used to fund an increase in gross loans in an amount of $21,882,000 . This increase was funded by a decrease in deposits at other institutions of $536,000, a decrease in fed funds sold of $12,712,000 and a decrease of holdings of securities and other investments of $7,901,000. New equipment and facility additions were $265,000 in 2004 compared with $915,000 in 2003. Decreases in deposit balances of $8,294,000 contributed to the decline in cash balances but was partially offset by a $5,082,000 increase in net transactions in borrowed funds.

     The parent Company's operating funds, funds with which to pay shareholder dividends and funds for the exploration of new business ventures have been supplied primarily through dividends paid by the Company's subsidiary banks, Capon Valley Bank (CVB) and The Grant County Bank (GCB). The various regulatory authorities impose restrictions on dividends paid by a state bank. A state bank cannot pay dividends without the consent of the relevant banking authorities in excess of the total net profits of the current year and the combined retained profits of the previous two years. As of January 1, 2005, the subsidiary banks could pay dividends to Highlands Bankshares, Inc. of approximately $3,944,000 without permission of the regulatory authorities.

     A summary of the amounts available follows (in thousands of dollars):

                                                                   Total
                              2003                 2004          Available
                         Income Dividend     Income  Dividend  for Dividends


     CVB                $  475   $   --      $ 1,217  $  437      $ 1,255
     GCB                $1,801   $  905      $2,,080  $  287      $ 2,689


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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

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

     Interest rate market conditions may also affect portfolio composition of both assets and liabilities. Traditionally, the Company's subsidiary banks have primarily offered one year adjustable rate mortgages (ARMs) to its mortgage loan customers. However, the low interest rate environment has created intense competition, especially from larger banking institutions and finance companies offering long term fixed rate mortgages. As a result, the Company in recent periods has begun to write more mortgage loans with adjustable rates and maturities greater than one year. The increase in new ARM loans with two, three and five year adjustable rates has caused a shift in the maturity composition of the loan portfolio. As of December 31, 2003, 58.35% of the Company's loan portfolio repriced within one year. As of December 31, 2004, 52.33% of the Company's loan portfolio repriced within one year.

     Also as a result of the low interest rate environment, depositors seem reluctant to commit to longer term time deposits and in many instances appear to be holding monies temporarily in interest bearing transaction accounts in anticipation of rising rates in the coming periods. As of December 31, 2003, balances of interest bearing transaction and savings accounts were $72,098,000. These balances had grown to $75,342,000 by December 31, 2004. Were interest rates to rise sharply in the coming periods, some of the monies now in interest bearing transaction and savings accounts may shift to time deposits, causing a rise in the Company's cost of funds. Alternatively, these balances may be transferred by customers to other financial institutions offering higher deposit rates, and requiring the Company to match such rates.

     Increased deposit incentives in the form of higher rate features may be required in coming periods if loan demand grows at a rate whereby current sources of funds will not be sufficient to support loan funding. This would have the effect of increasing the Company's cost of funds. The subsidiary banks of the Company maintain sufficient ability to borrow funds from the Federal Home Loan Bank (FHLB) for use in loan funding and there has been no recent indication which would lead Management to believe that FHLB borrowing rates would rise to levels which would adversely effect interest margin spreads. While Management does not foresee being forced in future periods to pay above market rates on its funding, extreme loan growth may cause just this scenario to occur, thereby reducing net interest margin spreads.

     The table on the following page illustrates the Company's sensitivity to interest rate changes as of December 31, 2004 (in thousands).

                           HIGHLANDS BANKSHARES, INC.
                      INTEREST RATE SENSITIVITY ANALYSIS
                                December 31, 2004
                            (In Thousands of Dollars)

                                                            More than
                                                             5 Years
                         1 - 90  91 - 365  1 to 3   3 to 5    or no
                          Days     Days     Years    Years  Maturity   Total
EARNING ASSETS

   Loans                $34,842  $ 95,334  $85,483  $16,812  $16,046  $248,517
   Fed funds sold         4,006                                          4,006
   Securities             7,572    11,124    7,434      155      744    27,029
   Time deposits in other
     banks                  351       300                                  651
                         ------   -------   ------   ------   ------   -------

   Total                 46,771   106,758   92,917   16,967   16,790   280,203
                         ------   -------   ------   ------   ------   -------



INTEREST BEARING LIABILITIES

   Interest bearing
      transaction        26,133                                         26,133
   Savings accounts      49,209                                         49,209
   Time deposits
      over $100,000       6,598   13,861   15,323    3,620              39,402
   Other time deposits   20,148   40,651   32,787    8,539             102,125
   Borrowed funds         2,118    1,369    2,395      942     3,553    10,377
                        -------   ------   ------   ------    ------  --------

   Total                104,206   55,881   50,505   13,101     3,552   227,245
                        -------   ------   ------   ------    ------   -------


Rate sensitivity GAP    (57,436)  50,878   42,412    3,866    13,237    52,957

Cumulative GAP          (57,436)  (6,558)  35,854   39,720    52,957

Ratio of cumulative
   interest sensitive
   assets to cumulative
   interest sensitive
   liabilities            44.88%   95.90%  117.03%  117.76%   123.30%


Assumes all transaction, money market and savings deposit accounts reprice within 90 days.

Item 8.  Financial Statements

                           HIGHLANDS BANKSHARES, INC.
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2004 AND 2003
                            (in thousands of dollars)
                                                           December 31,
                                                        2004         2003
                                                       ------------------
ASSETS

Cash and Due From Banks                               $  6,187    $  7,214
Interest bearing deposits in banks                         651       1,187
Federal funds sold                                       4,006      16,718
Investments:
  Securities held to maturity                            1,162       1,366
  Securities available for sale                         24,702      32,631
  Restricted investments                                 1,165         933
Loans                                                  248,517     226,635
Allowance for loan losses                               (2,530)     (2,463)
Bank premises and equipment                              6,810       7,210
Interest receivable                                      1,436       1,718
Other Assets                                             2,077       2,461
Investment in life insurance contracts                   5,809       5,558
                                                       -------     -------

Total Assets                                          $299,992    $301,168
                                                       =======     =======

LIABILITIES

Deposits:
  Non interest bearing                                $ 37,522    $ 32,936
  Savings and interest bearing demand deposits          75,342      72,098
  Time deposits over $100,000                           39,402      47,345
  All other time deposits                              102,125     110,306
                                                       -------     -------

Total Deposits                                         254,391     262,685

Short term borrowings                                    2,000
Long term debt                                           8,377       5,295
Accrued expenses and other liabilities                   3,569       3,639
                                                       -------     -------

Total Liabilities                                      268,337     271,619
                                                       -------     -------

STOCKHOLDERS' EQUITY

Common Stock, $5 par value, 3,000,000 shares
  authorized, 1,436,874 shares issued                    7,184       7,184
Surplus                                                  1,662       1,662
Retained earnings                                       23,028      20,727
Other accumulated comprehensive loss                      (219)        (24)
                                                       -------     -------

Total Stockholders' Equity                              31,655      29,549
                                                       -------     -------

Total Liabilities and Shareholders' Equity            $299,992    $301,168
                                                       =======     =======


             The accompanying notes are an integral part of this statement.

                           HIGHLANDS BANKSHARES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                  FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
                     (in thousands of dollars except per share data)

                                          2004         2003          2002
                                          -------------------------------
Interest and Dividend Income
  Loans including fees                 $  16,752     $  16,966    $  17,324
  Federal funds sold                         163           218          177
  Interest bearing deposits                   18            54          104
  Investment securities--taxable             674           885        1,164
  Investment securities--nontaxable          122           160          201
                                        --------      --------     --------
  Total Interest Income                   17,729        18,283       18,970
                                        --------      --------     --------

Interest Expense
  Interest on deposits                     4,433         6,100        7,495
  Interest on borrowed money                 278           238          210
                                        --------      --------     --------
  Total interest expense                   4,711         6,338        7,705
                                        --------      --------     --------

Net Interest Income                       13,018        11,945       11,265
                                        --------      --------     --------

Provision for loan losses                    920         1,820          820

Net Interest Income after
  Provision for Loan Losses               12,098        10,125       10,445
                                        --------      --------     --------

Noninterest Income
  Service charges                            810           616          587
  Insurance commissions and income           240           190          143
  Life insurance investment income           251           221          238
  Other operating income                     292           336          336
  Gain on securities transactions              4             4            0
                                        --------      --------     --------
  Total Noninterest Income                 1,597         1,367        1,304
                                        --------      --------     --------

Noninterest Expenses
  Salaries and benefits                    4,876         4,480        4,393
  Occupancy expense                          401           382          380
  Equipment expense                          813           726          662
  Data processing expense                    671           600          574
  Legal and professional fees                342           291          228
  Directors fees                             328           311          227
  Other operating expenses                 1,507         1,457        1,584
                                        --------      --------     --------
  Total noninterest expenses               8,938         8,247        8,048
                                        --------      --------     --------

Income before income tax expense           4,757         3,245        3,701

Income tax expense                         1,551         1,012        1,179
                                        --------      --------     --------

Net Income                             $   3,206     $   2,233    $   2,522
                                        ========      ========     ========

Weighted Average Shares Outstanding    1,436,874     1,436,874    1,455,511
Earnings Per Share                     $    2.23     $    1.55    $    1.73
Dividends Per Share                    $     .63     $     .56    $     .51


               The accompanying notes are an integral part of this statement.

                            HIGHLANDS BANKSHARES INC.
                     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                            (in thousands of dollars)

                                                Accumulated
                                                   Other
                       Common          Retained Comprehensive Treasury
                        Stock  Surplus Earnings Income (Loss)  Stock    Total

Balances January 1,
   2002                $2,734   $1,662   $24,175  $  283     $ (993)  $ 27,861

Comprehensive Income:
   Net Income                              2,522                         2,522
   Change in other
      Comprehensive income                           (63)                  (63)
                                                                       -------

Total Comprehensive Income                                               2,459

Treasury stock repurchased                                   (1,217)    (1,217)
Treasury stock retired   (339)            (1,871)             2,210
Stock split effected
  in form of dividend   4,789             (4,789)
Cash Dividends                              (738)                         (738)
                        -----    -----   -------   -----     ------    -------

Balances December 31,
   2002                 7,184    1,662    19,299     220                28,365

Comprehensive Income:
   Net Income                              2,233                         2,233
   Change in other
      Comprehensive income                          (244)                 (244)
                                                                        ------

Total Comprehensive Income                                               1,989

Cash Dividends                              (805)                         (805)
                        -----    -----     -----   -----     ------     ------

Balances December 31,
   2003                 7,184    1,662    20,727     (24)               29,549

Comprehensive Income:
   Net Income                              3,206                         3,206
   Change in other
      Comprehensive income                          (195)                 (195)
                                                                        ------

Total Comprehensive Income                                               3,011

Cash Dividends                              (905)                         (905)
                        -----    -----     -----   -----      -----    -------

Balances December 31,
   2004                $7,184   $1,662   $23,028  $ (219)    $         $31,655
                        =====    =====    ======   =====      =====     ======

             The accompanying notes are an integral part of this statement.

                           HIGHLANDS BANKSHARES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
                            (in thousands of dollars)

                                                   Years Ended December 31,
                                               2004       2003        2002
                                               ----       ----        ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                $ 3,206     $ 2,233     $ 2,522
  Adjustments to reconcile net income to
   net cash provided by operating activities:
     (Gain)/Loss on securities transactions       4          (4)
     Loss on sale of other assets                 1
     Depreciation                               666         577         526
     Income from life insurance contracts      (251)       (220)       (238)
     Net amortization of security premiums      248         463         294
     Provision for loan losses                  920       1,820         820
     Deferred income tax benefit               (103)       (187)       (164)
     Change in other assets and liabilities:
      Interest receivable                       282         103          (4)
      Other assets                              557        (483)       (494)
      Accrued expenses                          (69)        872         150
                                             ------     -------      ------
Net Cash Provided by Operating Activities     5,461       5,174       3,412
                                             ------      ------      ------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from maturity of securities
     held to maturity                           201           1         232
  Proceeds from maturity of securities
     available for sale                      15,244      19,576      12,406
  Proceeds from sales of securities available
   for sale                                                             485
  Purchase of securities available for sale  (7,832)    (29,410)     (7,207)
  Net change in restricted investments         (232)       (261)        120
  Net decrease in deposits in other banks       536       3,312       1,834
  Net increase in loans                     (22,734)     (2,031)    (20,914)
  Net change in federal funds sold           12,712      (2,093)     (1,341)
  Purchase of property and equipment           (265)       (914)       (315)
                                             ------     -------     -------
Net Cash Used in Investing Activities        (2,370)    (11,820)    (14,700)
                                             ------     -------     -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net change in time deposits               (15,993)       (640)      1,654
  Net change in other deposit accounts        7,699       5,813      13,817
  Additional long term debt                   3,800       1,785
  Additional short term borrowings            2,000
  Repayment of long term debt                  (719)       (519)       (494)
  Repurchase of treasury stock                                       (1,217)
  Dividends paid in cash                       (905)       (805)       (738)
                                             ------      ------      ------
Net Cash Provided by (Used in)
   Financing Activities                      (4,118)      5,634      13,022
                                             ------      ------      ------

CASH AND CASH EQUIVALENTS:
  Net (decrease) increase in cash and
   due from banks                            (1,027)     (1,012)      1,734
  Cash and due from banks, beginning of year  7,214       8,226       6,492
                                             ------      ------      ------

  Cash and due from banks, end of year      $ 6,187     $ 7,214     $ 8,226
                                             ======      ======      ======

Supplemental Disclosures:
  Cash paid for:
   Interest expense                         $ 4,920     $ 6,360     $ 7,920
   Income taxes                             $ 1,183     $ 1,448     $ 1,421



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

     (f)   Loans
           Loans are carried on the balance sheet net of unearned interest and allowance for loan losses. Interest income on loans is determined using the effective interest method based on the daily amount of principal outstanding except where serious doubt exists as to collectibility of the loan, in which case the accrual of income is discontinued. Loans are placed on nonaccrual status or charged off if collection of principal or interest becomes doubtful. The interest on these loans is accounted for on a cash-basis or cost-recovery method until qualifying for return to accrual status. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and the loan is performing as agreed.

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


     (j)   Recent Accounting Standards
           Based on the Company's review of recent accounting standards, it is believed that none will have a material effect on the Company's operations in future years.

     (k)   Income Taxes
           Amounts provided for income tax expense are based on income reported for financial statement purposes rather than amounts currently payable under federal and state tax laws. Deferred taxes, which arise principally from differences between the period in which certain income and expenses are recognized for financial accounting purposes and the period in which they affect taxable income, are included in the amounts provided for income taxes.


     (l)   Comprehensive Income
           Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities and accrued pension liabilities, are reported along with net income as the components of comprehensive income.

     (m)   Bank Owned Life Insurance Contracts
           The Company has invested in and owns life insurance polices on key officers. The policies are designed so that the company recovers the interest expenses associated with carrying the policies and the officer will, at the time of retirement, receive any earnings in excess of the amounts earned by the Company.

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


NOTE 4      SECURITIES:

     The carrying amount and estimated fair value of securities are as follows (in thousands of dollars):

                               Carrying   Unrealized   Unrealized     Fair
                                Amount       Gains       Losses       Value

     Held to Maturity

     December 31, 2004

     State and municipals       $ 1,162     $    25     $          $   1,187
                                 ------       -----      -----      --------

     Total Securities
        Held to Maturity        $ 1,162     $    25     $          $   1,187
                                 ======      ======      ======     ========


     December 31, 2003

     Mortgage-backed            $     2     $           $           $      2
     State and municipals         1,364          71                    1,435
                                 ------      ------      ------     --------

     Total Securities
        Held to Maturity        $ 1,366     $    71     $           $  1,437
                                 ======      ======      ======      =======


     Available for Sale

     December 31, 2004

     U. S. Treasuries
        and Agencies            $18,248     $           $    84     $ 18,164
Mortgage-backed                   4,669          24                    4,693
     State and municipals         1,811           6                    1,817
     Marketable equities             28                                   28
                                 ------      ------      ------      -------

     Total Securities
        Available for Sale      $24,756     $    30     $    84     $ 24,702
                                 ======      ======      ======      =======

     December 31, 2003

     U. S. Treasuries
        and Agencies            $23,132     $   108     $           $ 23,240
     Mortgage-backed              6,686          72                    6,758
     State and municipals         2,567          37                    2,604
     Marketable equities             32                       3           29
                                 ------      ------      ------      -------

     Total Securities
        Available for Sale      $32,417     $   217     $     3     $ 32,631
                                 ======      ======      ======      =======

Notes to Consolidated Financial Statements

     The carrying amount and fair value of debt securities at December 31, 2004, by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

     Securities Held to Maturity                                     Fair
                                                       Cost          Value

     Due in one year or less                         $    841     $    853
     Due after one year through five years                320          333
     Mortgage-backed securities                             1            1
                                                      -------      -------

        Total Held to Maturity                       $  1,162     $  1,187
                                                      =======      =======


     Securities Available for Sale                                   Fair
                                                       Cost          Value

     Due in one year or less                         $ 11,273     $ 11,237
     Due after one year through five years              9,981        9,929
     Due after five years through ten years               396          406
     Due after ten years                                   30           30
     Mortgage-backed securities                         3,048        3,072
                                                      -------      -------

     Total Debt Securities                             24,728       24,674
     Equities                                              28           28
                                                      -------      -------

        Total Available for Sale                     $ 24,756     $ 24,702
                                                      =======      =======

     The carrying amounts (which approximate market value) of securities pledged by the banks primarily to secure deposits amounted to $4,765,000 at December 31, 2004 and $6,869,000 at December 31, 2003.


NOTE 5     LOANS:

     Loans outstanding as of December 31, 2004 and 2003 are summarized as follows (in thousands):

                                                       2004          2003

     Commercial                                    $  52,814      $  42,911
     Real estate construction                          8,850          7,552
     Real estate mortgages                           140,761        129,670
     Consumer installment                             46,092         46,502
                                                     -------        -------

        Total                                       $248,517       $226,635
                                                     =======        =======

Notes to Consolidated Financial Statements

     The following is a summary of information pertaining to impaired, restricted and non-accrual loans (in thousands):

                                                          December 31
                                                      2004           2003
                                                      -------------------

     Impaired loans                                $   3,013      $   2,954
     Valuation allowance                                 347            589

     No loans were identified as impaired for which an allowance was not made.

     Total non-accrual loans                       $     530      $   1,664
     Total loans past-due ninety days
        and still accruing interest                      535          1,598
     Average balance of impaired loans                 2,950          2,425
     Income recorded on impaired loans                   210            182


NOTE 6     ALLOWANCE FOR LOAN LOSSES:

     A summary of changes in the allowance for loan losses for the years ended December 31, 2004, 2003 and 2002 is shown in the following schedule (in thousands of dollars):

                                       2004            2003          2002
                                       ----            ----          ----

     Balance at beginning of year   $    2,463    $    1,793    $     1,602
     Provision charged to
        operating expenses                 920         1,820            820
     Loan recoveries                       308           312            151
     Loans charged off                  (1,161)       (1,462)          (780)
                                    -----------    ---------     ----------

        Balance at end of year      $    2,530    $    2,463    $     1,793
                                     =========     =========     ==========

        Percentage of outstanding
           loans                          1.02%          1.09%          .79%


NOTE 7     BANK PREMISES AND EQUIPMENT:

     Bank premises and equipment as of December 31, 2004 and 2003 are summarized as follows (in thousands of dollars):

                                                        2004       2003

     Land                                            $   1,137   $    1,137
     Buildings and improvements                          6,332        6,317
     Furniture and equipment                             4,592        4,417
                                                      --------    ---------

     Total cost                                         12,061       11,871
     Less - accumulated depreciation                    (5,251)      (4,661)
                                                      ---------   ---------

     Net Book Value                                  $   6,810   $    7,210
                                                      ========    =========


     Provisions for depreciation charged to operations were $666,000 in 2004, $577,000 in 2003 and $526,000 in 2002.

Notes to Consolidated Financial Statements


NOTE 8     DEPOSITS:

     At December 31, 2004, the scheduled time deposit maturities are as follows (in thousands of dollars):


                        2005              $ 81,258
                        2006                29,428
                        2007                18,682
                        2008                 8,294
                        2009                 3,865
                                           -------

                          Total           $ 141,527
                                           ========


NOTE 9     LONG TERM DEBT:

     The Company has borrowed money from the Federal Home Loan Bank of Pittsburgh (FHLB). The interest rates on all of the notes payable as of December 31, 2004 range from 2.51% to 6.12%. The weighted average interest rate was 4.21% at December 31, 2004. The Company has total borrowing capacity from the FHLB of $116,294,000. The debt is secured by the general assets of the Banks.

     Repayments of long term debt are due either monthly, quarterly, or in a single payment at maturity. Interest expense of $278,000, $238,000, and $210,000 was incurred on these debts in 2004, 2003, and 2002, respectively. The maturities of long term debt as of December 31, 2004 are as follows (in thousands of dollars):

                      2005                         $  1,487
                      2006                              534
                      2007                            1,861
                      2008                              542
                      2009                              418
                      Thereafter                      3,535
                                                    -------

                        Total                      $  8,377
                                                    =======


NOTE 10    SHORT TERM BORROWINGS:

     As of December 31, 2004, the Company had $2,000,000 of overnight borrowings from the Federal Home Loan Bank of Pittsburgh (FHLB). Other than the borrowings outstanding as of this date, no other short term borrowings occurred in 2004.


NOTE 11    RESTRICTIONS ON DIVIDENDS OF SUBSIDIARY BANKS:

     The principal source of funds of Highlands Bankshares, Inc. is dividends paid by subsidiary banks. The various regulatory authorities impose restrictions on dividends paid by a state bank. A state bank cannot pay dividends (without the consent of state banking authorities) in excess of the total net profits (net income less dividends paid) of the current year to date and the combined retained profits of the previous two years. As of January 1, 2005, the banks could pay dividends to Highlands Bankshares, Inc. of approximately $3,944,000 without permission of the regulatory authorities.

Notes to Consolidated Financial Statements


NOTE 12    INCOME TAX EXPENSE:


     The components of income tax expense for the years ended December 31, are summarized as follows (in thousands of dollars):

                                              2004        2003        2002
                                          ------------------------------------

     Current Expense
        Federal                             $ 1,420     $ 1,008     $ 1,105
        State                                   234         191         238
                                             ------      ------      ------

        Total Current Expense                 1,654       1,199       1,343
                                             ------      ------      ------

     Deferred Expense (Benefit)
        Federal                                 (99)       (169)       (149)
        State                                    (4)        (18)        (15)
                                             ------      ------      ------

        Total Deferred Benefit                 (103)       (187)       (164)
                                             ------      ------      ------

        Income Tax Expense                  $ 1,551     $ 1,012     $ 1,179
                                             ======      ======      ======

     The deferred tax effects of temporary differences for the years ended December 31 are as follows:

                                              2004         2003       2002
                                              ----         ----       ----

     Tax effect of temporary differences:
        Provision for loan losses           $   (8)      $ (180)    $  (57)
        Depreciation                             18          77         41
        Deferred compensation                  (125)        (84)      (119)
        Miscellaneous                            12                    (29)
                                             ------       -----      -----

        Net increase in deferred income
           tax benefit                       $ (103)     $ (187)    $ (164)
                                             ======       =====      =====


     The net deferred tax assets arising from temporary differences as of December 31 are summarized as follows(in thousands of dollars):

                                                         2004        2003

     Deferred Tax Assets:
        Provision for loan losses                    $     645   $     665
        Insurance commissions                               50          56
        Sale of loans                                        5           8
        Deferred compensation                              740         625
        Pension obligation                                  94          91
        Unrealized loss on securities
           available for sale                               11
        Other                                                7
                                                      --------    --------

        Total Assets                                     1,552       1,445
                                                      --------    --------

     Deferred Tax Liabilities:
     -------------------------
        Unrealized gain on securities
           available for sale                                           81
        Accretion income                                    18          15
        Depreciation                                       487         476
                                                     ---------    --------

        Total Liabilities                                  505         572
                                                     ---------    --------

        Net Deferred Tax Asset                       $     1,047 $     873
                                                       =========  ========

Notes to Consolidated Financial Statements

     The following table summarizes the difference between income tax expense and the amount computed by applying the federal statutory income tax rate for the years ended December 31:

                                            2004         2003         2002
                                            ----         ----         ----

     Amounts at federal statutory rates  $   1,617   $   1,103   $   1,258
     Additions (reductions) resulting
        from:
           Tax-exempt income                   (78)       (109)       (116)
           Partially exempt income             (41)        (35)        (30)
           State income taxes, net             147         110         128
           Income from life insurance
            contracts                          (94)        (83)        (89)
           Other                                            26          28
                                         ---------    --------    --------

           Income tax expense            $   1,551   $   1,012   $   1,179
                                          ========    ========    ========


NOTE 13    EMPLOYEE BENEFITS:

     The Company's two subsidiary banks each have separate retirement and profit sharing plans which cover substantially all full time employees at each bank.

     The Capon Valley Bank has a defined contribution pension plan with 401(k) features that is funded with discretionary contributions by the Bank. The bank matches on a limited basis the contributions of the employees. Investment of employee balances is done through the direction of each employee. Employer contributions are vested over a 6 year period.

     The Grant County Bank is a member of the West Virginia Bankers' Association Retirement Plan. Benefits under the plan are based on compensation and years of service with 100% vesting after seven years of service. Prior to 2002, the Plan's assets were in excess of the projected benefit obligations and thus the Bank was not required to make contributions to the Plan in 2003, 2002 or 2001. The bank was required to make a contribution in 2004 and will be required to make a contribution in 2005 due to the inability of the investment portfolio in recent years to meet its expected return, The Bank has recognized liabilities of $461,000 at December 31, 2004 as a result of this shortfall. This has resulted in a cumulative decrease in other comprehensive income of $176,000 (which is net of an income tax effect of $104,000) and an intangible asset of $35,000.

     The following table provides a reconciliation of the changes in the defined benefit plan's obligations and fair value of assets over the two year period ended December 31, 2004 (in thousands of dollars):

                                                    2004       2003

     Change in Benefit Obligation
        Benefit obligation, beginning             $ 2,390     $ 2,027
        Service cost                                  111          93
        Interest cost                                 164         143
        Actuarial loss                                135         163
        Benefits paid, plus interest weighted
           for timing                                 (57)        (37)
                                                        -           -

        Benefit obligation, ending                $ 2,743     $ 2,390
                                                   ======      ======

     Accumulated Benefit Obligation               $ 2,229     $ 2,012
                                                   ======      ======

Notes to Consolidated Financial Statements

                                                    2004       2003

        Change in Plan Assets
          Fair value of assets, beginning         $ 1,621     $ 1,472
          Actual return on assets                     145         186
          Employer contributions                       85
          Benefits paid                               (55)        (37)
          Administrative expenses                     (28)
                                                   ------      ------

          Fair value of assets, ending            $ 1,768     $ 1,621
                                                   ======      ======

        Funded Status
          Fair value of plan assets               $ 1,768     $ 1,621
          Projected benefit obligation             (2,743)     (2,389)
                                                   ------      ------
          Funded status                              (975)       (769)
          Unrecognized prior service cost              35          46
          Unrecognized net loss                       796         628
          Unfunded accumulated
             benefit obligation                      (317)       (297)
                                                   ------      ------

          Accrued benefit cost included
             in other liabilities                 $  (461)    $  (391)
                                                   ======      ======


     The following table provides the components of the net periodic benefit cost for the plan for the years ended December 31, 2004, 2003 and 2002 (in thousands of dollars):

                                           2004       2003        2002
                                           ---------------------------

        Service Cost                      $  114     $    93     $    85
        Interest Cost                        162         143         126
        Expected return on plan assets      (166)       (165)       (166)
        Amortization of net obligation
           at transition                                  (9)        (15)
        Recognized net actuarial gain         14
        Amortization of prior service cost    11          11          11
                                           -----      ------      ------

           Net periodic benefit cost      $  134     $    73     $    41
                                           =====      ======      ======


     The weighted-average asumptions used in the measurement of The Grant County Bank's benefit obligation and net periodic benefit costs are as follows:

                                                2004     2003     2002
                                                ----     ----     ----

           Discount rate                        6.50%    7.00%    7.25%
           Expected return on plan assets       8.50%    4.00%    4.25%
           Rate of compensation increase        3.50%    8.50%    8.50%

     The plan sponsor selects the expected long-term rate of return on assets assumption in consultation with their advisors and the plan actuary. This rate is intended to reflect the average rate of earnings expected to be earned on the funds invested or to be invested to provide plan benefits. Historical performance is reviewed, especially with respect to real rate of return (net of inflation) for the major asset classes held or anticipated to be held by the trust. Undue weight is not given to recent experience, which may not continue over the measurement period, with higher significance placed on current forecasts of future long-term economic conditions.

Notes to Consolidated Financial Statements

     The following table provides the pension plan's asset allocation as of December 31:

                                                2004         2003

     Equity securities                          72%           70%
     Debt securities                            23%           26%
     Other                                       5%            4%


     The trust fund is sufficiently diversified to maintain a reasonable level of risk without imprudently sacrificing return. The with a targeted asset allocation and allowable range of allocation is set forth in the table below:


                                             Target     Allowable Allocation
                                           Allocation           Range

     Equity securities                         75%             40-80%
     Debt securities                           20%             20-40%
     Other                                     5%               3-10%

     The Investment Manager selects investment fund managers with demonstrated experience and expertise, and funds with demonstrated historical performance, for the implementation of the Plan's investment strategy. The Investment Manager will consider both actively and passively managed investment strategies and will allocate funds across the asset classes to develop an efficient investment structure.

     The Grant County Bank also maintains a profit sharing plan covering substantially all employees to which contributions are made at the discretion of the Board of Directors. Plan contributions by the employer are fully vested in the year of contribution.

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

     Employer contributions related to the above pension plans charged to operations totaled $434,000 in 2004, $279,000 in 2003 and $232,000 in 2002.


NOTE 14    TRANSACTIONS WITH RELATED PARTIES:

     During the year, officers and directors (and companies controlled by them) of the Company and subsidiary banks were customers of and had transactions with the subsidiary Banks in the normal course of business. These transactions were made on substantially the same terms as those prevailing for other customers and did not involve any abnormal risk. The aggregate payoff amount of loans to related parties of $3,773,000 at December 31, 2003 was increased during 2004 by $1,167,000 as a result of new loans and reduced $857,000 by payments. The balance of loans to related parties was $4,083,000 at December 31, 2004. Other changes in balances represent additions to, deletions from or changes in executive officer or director status.

Notes to Consolidated Financial Statements


NOTE 15    CONCENTRATIONS:

     The Banks grant commercial, residential real estate and consumer loans to customers located primarily in the eastern portion of the State of West Virginia. Although the Banks have a diversified loan portfolio, a substantial portion of the debtors' ability to honor their contracts is dependent upon the agribusiness, trucking and logging sectors. Collateral required by the Banks is determined on an individual basis depending on the purpose of the loan and the financial condition of the borrower. The ultimate collectibility of the loan portfolios is susceptible to changes in local economic conditions. Of the $249,000,000 loans held by the Company at December 31, 2004, $180,000,000 is secured by real estate.

     The Banks had cash deposited in and federal funds sold to other commercial banks totaling $8,036,000 at December 31, 2004.


NOTE 16    COMMITMENTS AND GUARANTEES:

     The Banks make commitments to extend credit in the normal course of business and issue standby letters of credit to meet the financing needs of their customers. The amount of the commitments represents the Banks' exposure to credit loss that is not included in the balance sheet. As of the balance sheet dates, the Banks had outstanding the following commitments (in thousands of dollars):
                                                        2004        2003

     Commitments to extend credit                     $ 15,158    $ 16,041
     Standby letters of credit                             186         136

     The Banks use the same credit policies in making commitments and issuing letters of credit as it does for the loans reflected in the balance sheet.

     Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Banks evaluate each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Banks upon the extension of credit, is based on management's credit evaluation of the borrower. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment.


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

Notes to Consolidated Financial Statements


NOTE 17    DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED):

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

     Long Term Debt
     The fair value of fixed rate loans is estimated using the rates currently offered by the Federal Home Loan Bank Bank for indebtedness with similar maturities.

     Short Term Debt
     The fair value of short term variable rate debt is deemed to be equal to the carrying value.

     Interest Payable and Receivable
     The carrying value of amounts of interest receivable and payable is a reasonable estimate of fair value.

     Life Insurance
     The carrying amount of life insurance contracts is assumed to be a reasonable fair value. Life insurance contracts are carried on the balance sheet at their redemption value as of December 31, 2004. This redemption value is based on existing market conditions and therefore represents the fair value of the contract.

     Off-Balance-Sheet Items
     The carrying amount and estimated fair value of off-balance-sheet items were not material at December 31, 2004 or 2003.

Notes to Consolidated Financial Statements


NOTE 17    DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED):

     The carrying amount and estimated fair values of financial instruments as of December 31, 2004 and 2003 are as follows (in thousands of dollars):

                                         2004                  2003
                                         ----                  ----
                                             Estimated             Estimated
                                 Carrying      Fair     Carrying     Fair
                                  Amount       Value      Amount       Value

     Financial Assets:
     Cash and due from banks      $  6,187   $  6,187   $  7,214   $  7,214
     Interest bearing deposits         651        651      1,187      1,187
     Federal funds sold              4,006      4,006     16,718     16,718
     Securities held to maturity     1,162      1,187      1,366      1,437
     Securities available for sale  24,702     24,702     32,631     32,631
     Other investments               1,165      1,165        933        933
     Loans, net                    245,987    247,228    224,172    226,635
     Interest receivable             1,436      1,436      1,718      1,718
     Life insurance contracts        5,809      5,809      5,558      5,558

     Financial Liabilities:
     Demand and savings
         deposits                  112,864    112,733    105,034    105,034
     Time deposits                 141,527    147,320    157,651    169,037
     Short term debt                 2,000      2,000
     Long term debt                  8,377      8,085      5,295      5,495
     Interest payable                  396        396        605        605


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


     The Company's actual capital ratios are presented in the following table:


                                              Actual (in thousands)            Regulatory Requirements
                                                   December 31,
                                             2004                 2003         Adequately      Well
                                          $        %           $        %      Capitalized  Capitalized
     Total Risk Based Capital Ratio
     Highlands Bankshares              $33,120   14.71%     $31,095   14.55%      8.00%        None
     Capon Valley Bank                  12,208   12.82%      10,651   11.93%      8.00%       10.00%
     The Grant County Bank              20,097   15.68%      17,152   13.89%      8.00%       10.00%

     Tier1 Leverage Ratio
     Highlands Bankshares               30,590   10.14%      28,632    9.42%      3.00%        None
     Capon Valley Bank                  11,020    8.57%       9,535    7.31%      3.00%        5.00%
     The Grant County Bank              18,754   11.01%      15,814    9.05%      3.00%        5.00%

     Tier 1 Risk Based Capital Ratio
     Highlands Bankshares               30,590   13.58%      28,632   13.40%      4.00%        None
     Capon Valley Bank                  11,020   11.57%       9,535   10.60%      4.00%        6.00%
     The Grant County Bank              18,745   14.64%      15,814   12.81%      4.00%        6.00%


     Capital ratios and amounts are applicable both at the individual bank level and on a consolidated basis. At December 31, 2003, both subsidiary banks had capital levels in excess of minimum requirements.

     In addition, HBI Life Insurance Company is subject to certain capital requirements and dividend restrictions. At present, HBI Life is well within any capital limitations and no conditions or events have occurred to change this capital status, nor does management except any such occurrence in the foreseeable future.

Notes to Consolidated Financial Statements


NOTE 19    CHANGES IN OTHER COMPREHENSIVE INCOME

     The components of change in other comprehensive income and related tax effects are as follows (in thousands of dollars):

                                         Years Ended December 31,
                                       2004        2003       2002
                                       ----        ----       ----

     Beginning Balance January 1      $  (24)     $  220      $  283

     Unrealized holding gains (losses)
       on available for sale securities
       net of income taxes of $92,000,
       $(82,800) and $ 5,143 2004, 2003
       and 2002 respectively            (176)       (159)          9

     Accrued pension obligation net
     of income taxes of $11,571,
     $50,188, and $42,558 in 2004,
     2003 and 2002 respectively          (19)        (85)        (72)
                                       -----       -----       -----

     Net change for the year            (195)       (244)        (63)
                                       -----       -----       -----

     Ending balance December 31       $ (219)     $  (24)     $  220
                                       =====       =====       =====


NOTE 20    FOURTH QUARTER ADJUSTMENTS:

     Certain income and expenses related to employee post retirement benefits are estimated throughout the year based upon information available during the year. Specific required amounts needed to adjust to actual income and expenses for these post retirement benefits are not available until December. Therefore, annual adjustments to expenses related to these benefits are made in the fourth quarter of each year. The net effect of these adjustments during the fourth quarter of 2004 was to reduce pretax income by $71,000.

     Within the fourth quarter of 2003, the Company had two charges to operations that were material to the Company's operations in that quarter. First, the Company recognized an expense for the entire year for the post retirement benefits that are to be accrued under SFAS No. 106. The charge to operations was recognized when the Company decided to continue existing agreements with employees and was able to determine its liability under SFAS No.
106. Prior to September 30, 2003, the Company was awaiting financial information on the amount of the liability and had not yet determined whether the agreements would be continued. The amount of expense recognized for post retirement benefits was $78,000 or $49,000 on an after tax basis.

     Also in the fourth quarter of 2003, the Company charged to operations an additional loan loss provision in order to recognize additional losses identified in the loan portfolio. The provision was to cover potential losses in the installment portfolio which had seen an increase in delinquencies and credit losses due to a stagnant economy and other individual credit problems. The fourth quarter provision of $825,000 ($520,000 after income taxes) was about $500,000 ($315,000 after income taxes) greater than the average of the previous three quarters for 2003.

Notes to Consolidated Financial Statements


NOTE 21    PARENT CORPORATION ONLY FINANCIAL STATEMENTS:


     BALANCE SHEETS
     (in thousands of dollars)

                                             December 31,
                                         2004            2003
                                        ---------------------
     Assets
     Cash                              $    156         $   172
     Investment in subsidiaries          31,536          29,505
     Income taxes receivable                 58             508
     Other assets                            34              22
                                        -------          ------

     Total Assets                      $ 31,784         $30,207
                                        =======          ======

     Liabilities
     Accrued expenses                  $     75         $   121
     Due to subsidiaries                     54             537
                                        -------          ------

     Total Liabilities                      129             658
                                        -------          ------

     Stockholders' Equity
     Common stock, par value $5 per
     share 3,000,000 issued, 1,436,874
     Outstanding                          7,184           7,184
     Surplus                              1,662           1,662
     Retained earnings                   23,028          20,727
     Other accumulated
     Comprehensive loss                    (219)            (24)
                                        -------          ------

     Total Stockholders' Equity          31,655          29,549
                                        -------         -------

     Total Liabilities and
     Stockholders' Equity              $ 31,784        $ 30,207
                                        =======         =======

Notes to Consolidated Financial Statements

                   STATEMENTS OF INCOME AND RETAINED EARNINGS

                                               Years Ended December
                                          2004         2003          2002
                                          ----         ----          ----
     Income
        Dividends from subsidiaries    $    940      $   905      $  2,137
                                        -------       ------       -------

     Total                                  940          905         2,137
                                        -------       ------       -------

     Expenses
     Salary and benefits expense            155          145           190
     Professional fees                       82           39            36
     Directors' fees                         62           55            43
     Other expense                           83           89            70
                                        -------      -------      --------

     Total                                  382          328           339
                                        -------       ------       -------

     Net income before income tax benefit
     and undistributed subsidiary net
     income (deficit)                       558          577         1,798


     Income Tax Benefit                     142          115           133
                                        -------       ------       -------

     Income before undistributed
     subsidiary net income                  700          692         1,931

     Undistributed subsidiary
     net income                           2,506        1,541           591
                                        -------       ------       -------

     Net Income                        $  3,206      $ 2,233      $  2,522
                                        =======       ======       =======



     Retained earnings,
     beginning of period               $ 20,727      $19,298      $ 24,174
     Dividends paid in cash                (905)        (804)         (738)
     Stock split                                                    (4,790)
     Treasury stock retired                                         (1,870)
     Net income                           3,206        2,233         2,522
                                        -------       ------       -------
     Retained earnings,
     end of period                     $ 23,028      $20,727      $ 19,298
                                        =======       ======       =======

Notes to Consolidated Financial Statements

                            STATEMENTS OF CASH FLOWS

                                               Years Ended December
                                          2004         2003          2002
                                          ----         ----          ----

     Cash flows from operating activities:
     Net Income                        $  3,206      $ 2,233      $  2,522
     Adjustments to net income
      Undistributed subsidiary
        income                           (2,506)      (1,541)         (591)
      Depreciation                                         2             2
      Loss on investment                                                15
      Increase (decrease) in payables       (46)         112            85
      (Increase) decrease in receivables    450         (256)         (122)
      (Increase) decrease in other assets   (13)          15           (15)
                                         ------       ------       -------

     Net cash provided by operating
     activities                           1,091          565         1,896
                                        -------       ------       -------

     Cash flows from investing activities:
     Advances from (payments to)
      subsidiaries                         (483)         289            79
     Received from subsidiaries             281
                                        -------       ------       -------

     Net cash provided by (used in)
      investing activities                 (202)         289            79
                                        -------       ------       -------

     Cash flows from financing activities:
     Dividends paid in cash                (905)        (804)         (738)
     Purchase of treasury stock                                     (1,217)
                                        -------       ------       -------

     Net cash used in
     financing activities                  (905)        (804)       (1,955)


     Net increase (decrease) in cash        (16)          50            20

     Cash, beginning of year                172          122           102
                                        -------       ------       -------

     Cash, end of year                 $    156      $   172      $    122
                                        =======       ======       =======

                        REPORT OF INDEPENDENT REGISTERED
                             PUBLIC ACCOUNTING FIRM




The Stockholders and Board of Directors
Highlands Bankshares, Inc.
Petersburg, West Virginia


     We have audited the accompanying consolidated balance sheets of Highlands Bankshares, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, changes in stockholders' equity and cash flows for the three years ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Highlands Bankshares, Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for the three years ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.


                                             S. B. Hoover & Company, L.L.P.


February 22, 2005
Harrisonburg, Virginia

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None


Item 9A.  Controls and Procedures

     The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures as of December 31, 2004. Bases on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective as of December 31, 2004.

Changes in Internal Controls

     During the period reported upon, there were no significant changes in the internal controls of Highlands Bankshares, Inc. pertaining to its financial reporting and control of its assets or in other factors that could significantly affect these controls.

     Due to the nature of the Company's business as stewards of assets of customers, internal controls are of the utmost importance. The company has established procedures undertaken during the normal course of business in an effort to reasonably ensure that fraudulent activity of either an amount material to these results or in any amount is not occurring. In addition to these controls and review by executive officers, the Company retains the services of Yount, Hyde & Barbour, P.C., a public accounting firm, to complete regular internal audits to examine the processes and procedures of the Company and its subsidiary banks to ensure that these processes are both reasonably effective to prevent fraud, both internal and external, and that these processes comply with relevant regulatory guidelines of all relevant banking authorities. The findings of Yount, Hyde & Barbour are presented both to Management of the subsidiary banks and to the Audit Committee.


Item 9B. Other Information

     None


Part III

Item 10. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

     Information required by this item is set forth under the caption "COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT" of our 2005 Proxy Statement, to be filed within 120 days after the end of the Company's fiscal year end, and is incorporated herein by reference.


Item 11. Executive Compensation

     Information required by this item is set forth under the caption "EXECUTIVE COMPENSATION" of our 2005 Proxy Statement, to be filed within 120 days after the end of the Company's fiscal year end, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     Information required by this item is set forth under the caption "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT" of our 2005 Proxy Statement, to be filed within 120 days after the end of the Company's fiscal year end, and is incorporated herein by reference.


Item 13. Certain Relationships and Related Transactions

     Information required by this item is set forth under the caption "Certain Related Transactions" of our 2005 Proxy Statement, to be filed within 120 days after the end of the Company's fiscal year end, and is incorporated herein by reference.

     Most of the directors, partnerships of which they may be general partners and corporations of which they are officers or directors, maintain normal banking relationships with the Bank. Loans made by the Bank to such persons or other entities were made in the ordinary course of business, were made, at the date of inception, on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons, and did not involve more than normal risk of collectibility or present other unfavorable features. See Note 14 of the consolidated financial statements.

     John VanMeter is a partner with the law firm of VanMeter and VanMeter, which has been retained by the Company as legal counsel and it is anticipated that the relationship will continue. Jack H. Walters is a partner with the law firm of Walters, Krauskopf & Baker, which provides legal counsel to the Company and it is anticipated that the relationship will continue.


Item 14. Principal Accountant's Fees and Services

     Information required by this item is set forth under the caption "FEES OF INDEPENDENT PUBLIC ACCOUNTANTS" of our 2005 Proxy Statement, to be filed within 120 days after the end of the Company's fiscal year end, and is incorporated herein by reference.

Part IV

Item 15. Exhibits and Financial Statement Schedules

     A) Financial Statements:
            (1) Financial Statements: Reference is made to Part II, Item 8 of this Annual Report on Form 10-K.

            (2) Financial Statement Schedules: These schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

            (3) See Exhibits below.

         Exhibit No.                          Description

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

            14             Code of Ethics is incorporated by reference to
                           Exhibit 14 to Highlands Bankshares, Inc.'s Form 10-K filed March 30, 2004

            21             Subsidiary Listing of the Registrant

           31.1            Certification of Chief Executive Officer pursuant to
                           Section 302 of the Sarbanes-Oxley Act of 2002.

           31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

           32.1 Certification of Chief Executive Officer pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002.

           32.2            Certification of Chief Financial Officer pursuant to
                           Section 1350 of the Sarbanes-Oxley Act of 2002.



     A) See (A)(3) above.

     B) See (A)(1) and (A)(2) above.

                                   Signatures

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HIGHLANDS BANKSHARES, INC.

/s/ C.E. Porter                        /s/ R. Alan Miller
-----------------------------------    -----------------------
C.E. Porter                            R. Alan Miller
President & Chief Executive Officer    Chief Financial Officer
Date:  March 24, 2005                  Date: March 24, 2005


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and as of the date indicated.

        Signature                         Title                  Date


/s/ Leslie A. Barr                                           March 31, 2005
-----------------------
Leslie A. Barr                          Director


/s/ Jack H. Walters                                          March 31, 2005
-----------------------
Jack H. Walters                         Director


/s/ Thomas B. McNeill, Sr.                                   March 31, 2005
-----------------------
Thomas B. McNeill, Sr.                  Director


/s/ L. Keith Wolfe                                           March 31, 2005
-----------------------
L. Keith Wolfe                          Director


/s/ Kathy  G. Kimble                                         March 31, 2005
-----------------------
Kathy G. Kimble                         Director


/s/ Steven C. Judy                                           March 31, 2005
-----------------------
Steven C. Judy                          Director


/s/ Courtney R. Tusing                                       March 31, 2005
-----------------------
Courtney R. Tusing                      Director


/s/ John G. Van Meter                   Director             March 31, 2005
-----------------------
John G. Van Meter                 Chairman of the Board


/s/ Alan L. Brill                       Director             March 31, 2005
-----------------------
Alan L. Brill                    Secretary of the Company


/s/ C. E. Porter                        Director             March 24, 2005
-----------------------
C. E. Porter              President and Chief Executive Officer
                               Treasurer of the Company