Form 10-Q
period 2005-03-31
HIGHLANDS BANKSHARES INC /WV/
filed 2005-05-10
CIK 756862

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-Q

(Mark One)

[X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2005.

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

                                   (304) 257-4111
               (Registrant's Telephone Number, Including Area Code)



      Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such  filing  requirement  for  the  past  90  days.  Yes  X   No
                                                          ---      ---

      Indicate by check mark whether the issuer is an accelerated  filer
(as defined in Rule 12b-2 of the Act). Yes       No  X
                                           ---      ---

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of April 30, 2005, 1,436,874 shares of Common Stock, $5 Par Value

                           HIGHLANDS BANKSHARES, INC.


                                     INDEX


                                                                         Page

PART I    FINANCIAL INFORMATION

Item 1.   Financial Statements

          Unaudited Consolidated Statements of Income - Three Months
          Ended March 31,  2005 and 2004                                  2

          Unaudited Consolidated Balance Sheet - March 31, 2005 and
          Audited Consolidated Balance Sheet--December 31, 2004           3

          Unaudited Consolidated Statements of Changes in Stockholders'
          Equity - Three Months Ended March 31, 2005 and 2004             4

          Unaudited Consolidated Statements of Cash Flows - Three Months
          Ended March 31, 2005 and 2004                                   5

          Notes to Consolidated Financial Statements                      6

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations                   8

Item 3.   Quantitative and Qualitative Disclosures about Market Risk     20

Item 4.   Controls and Procedures                                        22


PART II   OTHER INFORMATION

Item 1.   Legal Proceedings                                              23

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds    23

Item 3.   Defaults upon Senior Securities                                23

Item 4.   Submission of Matters to a Vote of Security Holders            23

Item 5.   Other Information                                              23

Item 6.   Exhibits                                                       23


SIGNATURES                                                               24

Part I  Financial Information
Item 1. Financial Statements


                          HIGHLANDS BANKSHARES, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                           (In Thousands of Dollars)

                                                         Three Months Ended
                                                              March 31,
                                                          2005         2004
                                                      (unaudited) (unaudited)
Interest Income
   Interest and fees on loans                         $    4,390  $   4,072
   Interest on federal funds sold                             30         41
   Interest on time deposits                                   5          3
   Interest and dividends on investment securities
     Taxable                                                 165        179
     Nontaxable                                               26         35
                                                       ---------   --------
   Total Interest Income                                   4,616      4,330
                                                       ---------   --------

Interest Expense
   Interest on deposits                                    1,115      1,187
   Interest on borrowed money                                149         61
                                                       ---------   --------
   Total Interest Expense                                  1,264      1,248
                                                       ---------   --------

Net Interest Income                                        3,352      3,082

Provision for Loan Losses                                    225        195
                                                       ---------   --------

Net Interest Income After Loan Losses                      3,127      2,887
                                                       ---------   --------

Noninterest Income
   Service charges                                           173        168
   Investment in insurance contracts                          67         51
   Insurance related income                                   37         47
   Other                                                      93         68
                                                       ---------   --------
   Total Noninterest Income                                  370        334
                                                       ---------   --------

Noninterest Expense
   Salaries and employee benefits                          1,219      1,156
   Equipment and occupancy expense                           299        288
   Data processing                                           153        177
   Directors Fees                                             85         86
   Legal and Professional Fees                                82         72
   Other                                                     378        385
                                                       ---------    -------
   Total Noninterest Expense                               2,216      2,164
                                                       ---------   --------

Income Before Income Taxes                                 1,281      1,057

Provision for Income Taxes                                   432        345
                                                       ---------   --------

Net Income                                            $      849  $     712
                                                       =========   ========

Per Share Data

   Net Income                                         $      .59  $     .50
                                                       =========   ========

   Cash Dividends                                     $      .20  $      .15
                                                       =========   =========
Weighted Average Common Shares Outstanding             1,436,874   1,436,874
                                                       =========   =========

       The accompanying notes are an integral part of these statements.

                          HIGHLANDS BANKSHARES, INC.
                          CONSOLIDATED BALANCE SHEETS
                           (In Thousands of Dollars)

                                                      March 31,  December 31,
                                                        2005         2004
                                                     (unaudited)  (audited)
   ASSETS

Cash and due from banks - noninterest bearing         $  6,667    $  6,187
Time deposits in other banks                               805         651
Federal funds sold                                       4,929       4,006
Securities held to maturity (note 2)                     1,161       1,162
Securities available for sale (note 2)                  24,429      24,702
Other investments (note 3)                               1,213       1,165
Loans, net of unearned interest (note 4)               253,831     248,517
Allowance for loan losses (note 5)                      (2,623)     (2,530)
Bank premises and equipment                              6,674       6,810
Interest receivable                                      1,581       1,436
Investments in insurance contracts (note 6)              5,870       5,809
Other assets                                             1,919       2,077
                                                       -------     -------

   Total Assets                                       $306,456    $299,992
                                                       =======     =======

     LIABILITIES

Deposits:
   Noninterest bearing demand deposits                $ 38,706    $ 37,522
   Interest bearing
     Savings and interest bearing demand deposits       73,738      75,342
     Time deposits (note 7)                            143,114     141,527
                                                       -------     -------

   Total Deposits                                      255,558     254,391

Short-term debt                                                      2,000
Long-term debt                                          14,559       8,377
Accrued expenses and other liabilities                   4,189       3,569
                                                       -------     -------

   Total Liabilities                                   274,306     268,337
                                                       -------     -------

   STOCKHOLDERS' EQUITY

Common stock ($5 par value, 3,000,000 shares
   authorized)                                           7,184       7,184
Surplus                                                  1,662       1,662
Retained earnings                                       23,590      23,028
Accumulated other comprehensive loss                      (286)       (219)
                                                       --------    --------


   Total Stockholders' Equity                           32,150      31,655
                                                       -------     -------

   Total Liabilities and Stockholders' Equity         $306,456    $299,992
                                                       =======     =======

       The accompanying notes are an integral part of these statements.


                                           HIGHLANDS BANKSHARES, INC.
                            CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                         (In Thousands of Dollars)


                                                                          Accumulated
                                                                             Other
                                                                         Comprehensive
                                        Common               Retained       Income
                                         Stock    Surplus    Earnings       (Loss)       Total
                                        ------    -------    --------       ------       -----


Balances, December 31, 2004            $ 7,184    $ 1,662    $ 23,028      $ (219)     $ 31,655
   Comprehensive Income
   Net income                                                     849                       849
   Net change in unrealized
     appreciation on investment
     securities available for sale,
     net of taxes                                                             (67)          (67)
                                                                                         ------
   Total Comprehensive Income                                                               782
   Dividends paid                                                (287)                     (287)
                                       ------      ------     -------       -----        ------

   Balances, March 31, 2005           $ 7,184     $ 1,662    $ 23,590      $ (286)      $32,150
                                       ======      ======     =======       =====        ======

                                                                        Accumulated
                                                                           Other
                                                                       Comprehensive
                                       Common               Retained       Income
                                       Stock      Surplus    Earnings       (Loss)      Total



Balances, December 31, 2003           $ 7,184     $ 1,662    $ 20,727      $  (24)     $29,549
   Comprehensive Income
   Net income                                                     712                      712
   Net change in unrealized
     appreciation on investment
     securities available for sale,
     net of taxes                                                              16           16
                                                                                        ------
   Total Comprehensive Income                                                              728

   Dividends paid                                                (216)                    (216)
                                      ------      ------      -------       -----       ------

   Balances, March 31, 2004          $ 7,184     $ 1,662     $ 21,223      $   (8)     $30,061
                                      ======      ======      =======       =====       ======

                        The accompanying notes are an integral part of these statements.

                          HIGHLANDS BANKSHARES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (In Thousands of Dollars)

                                                         Three Months Ended
                                                              March 31,
                                                          2005        2004
                                                      (unaudited)  (unaudited)
Cash Flows from Operating Activities:
   Net income                                           $    849    $   712
   Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depreciation                                          164        161
       Income from insurance contracts                       (61)       (45)
       Net amortization of securities                         30         83
       Provision for loan losses                             225        195
       Decrease (increase) in interest receivable           (145)       181
       Decrease in other assets                              210        191
       Increase (decrease) in accrued expenses               620        (32)
                                                         -------     ------
   Net Cash Provided by Operating Activities               1,892      1,446
                                                         -------     ------

Cash Flows from Investing Activities:
   Net change in federal funds sold                         (923)    (3,649)
   Proceeds from maturities of securities available
      for sale                                             1,616      5,877
   Purchase of securities available for sale              (1,491)    (1,461)
   Proceeds from (investment in) of other investments        (48)         6
   Net change in time deposits in other banks               (154)      (284)
   Net change in loans                                    (5,446)       313
   Purchase of property and equipment                        (28)       (87)
                                                         -------     ------
   Net Cash Provided by (Used in) Investing Activities    (6,474)       715
                                                         -------     ------

Cash Flows from Financing Activities:
   Increase (decrease) in deposits                         1,167     (2,340)
   Dividends paid in cash                                   (287)      (216)
   Net change in short-term borrowings                    (2,000)
   Additional long-term debt                               6,300
   Repayment of long-term debt                              (118)       (98)
                                                         -------     ------
   Net Cash Provided by (used in) Financing Activities     5,062     (2,654)
                                                         -------     ------

Net Increase (Decrease) in Cash and Cash Equivalents         480       (493)

Cash and Cash Equivalents, Beginning of Period             6,187      7,214
                                                         -------     ------

Cash and Cash Equivalents, End of Period                $  6,667    $ 6,721
                                                         =======     ======

Supplemental Disclosures:
   Cash Paid For:
     Income taxes                                       $      0    $     0
     Interest                                              1,226      1,414

       The accompanying notes are an integral part of these statements.

                          HIGHLANDS BANKSHARES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1    ACCOUNTING PRINCIPLES:

             The consolidated financial statements conform to U. S. generally accepted accounting principles and to general industry practices. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position as of March 31, 2005 and the results of operations for the three month periods ended March 31, 2005 and 2004.

              The notes included herein should be read in conjunction with the notes to financial statements included in the 2004 annual report on Form 10-K.


NOTE 2    SECURITIES:

              The Company's securities portfolio serves several purposes. Portions of the portfolio secure certain public and trust deposits while the remaining portions are held as investments or used to assist the Company in liquidity and asset liability management.

              The amortized cost and market value of securities held to maturity as of March 31, 2005 and December 31, 2004, are as follows (in thousands):

                                              2005                 2004
                                      Amortized  Market     Amortized  Market
                                         Cost    Value         Cost    Value

          Obligations of states and
            political subdivisions     $ 1,161  $ 1,187      $1,162   $ 1,187
                                        ------   ------       -----    ------

            Total                      $ 1,161  $ 1,187      $1,162   $ 1,187
                                        ======   ======       =====    ======


             The amortized cost and fair value of securities available for sale as of March 31, 2005 and December 31, 2004 are as follows (in thousands):

                                               2005                2004
                                        Amortized Market    Amortized  Market
                                           Cost    Value      Cost      Value

          US Treasury securities and
            obligations of US Government
            corporations and agencies    $18,726  $18,550    $18,248   $18,164
          Mortgage-backed securities       4,051    4,059      4,669     4,693
          Obligations of states and
            political subdivisions         1,796    1,791      1,811     1,817
          Other investments                   28       29         28        28
                                          ------   ------     ------    ------

            Total                        $24,601  $24,429     $24,756  $24,702
                                          ======   ======      ======   ======

                          HIGHLANDS BANKSHARES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3    OTHER INVESTMENTS:

             Other investments totaling $1,213,000 include investments in the Federal Home Loan Bank and other governmental entities whose transferability is restricted.


NOTE 4    LOANS OUTSTANDING:

             A summary of loans outstanding as of March 31, 2005 and December 31, 2004 is as follows (in thousands):

                                                    2005          2004

          Commercial                             $ 56,158       $ 52,814
          Real estate - construction                9,532          8,850
                      - mortgages                 143,445        140,761
          Consumer                                 44,696         46,092
                                                  -------        -------

            Loans outstanding                    $253,831       $248,517
                                                  =======        =======


NOTE 5    ALLOWANCE FOR LOAN LOSSES:

             A summary of transactions in the allowance for loan losses for the three months ended March 31, 2005 and 2004 follows (in thousands):

                                                        2005         2004

          Balance, beginning of period                $  2,530    $  2,463
          Provisions charged to operating expenses         225         195
          Loan recoveries                                   43          95
          Loan charge-offs                                (175)       (220)
                                                       --------    -------

            Balance, end of period                    $  2,623    $  2,533
                                                       =======     =======


NOTE 6    INVESTMENT IN INSURANCE CONTRACTS:

             Investment in insurance contracts consists of single premium insurance contracts which have the dual purposes of providing a rate of return to the Company which approximately equals the Company's average cost of funds and providing life insurance and retirement benefits to certain employees. The carrying value of these investments was $5,870,000 at March 31, 2005 and $5,809,000 at December 31, 2004.

NOTE 7 DEPOSITS:


    Balances of time deposits over $100,000 and time deposits less than $100,000 at March 31, 2005 and December 31, 2004 are set forth below (in thousands):

                                            2005        2004

          Time deposits over $100,000     $ 40,756    $ 39,402
          All other time deposits          102,358     102,125
                                           -------     -------
          Total Time Deposits             $143,114    $141,527
                                           =======     =======

    Interest expense for time deposits over $100,000 and time deposits less than $100,000 for the three months ended March 31, 2005 and March 31, 2004 are set forth below:

                                             2005      2004

          Time deposits over $100,000      $  304     $  350
          All other time deposits             687        751
                                            -----      -----
          Total Time Deposits              $  991     $1,101
                                            =====      =====


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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Critical Accounting Policies (continued)

Allowance for Loan Losses (continued)

    Reserves for commercial loans are determined by applying estimated loss factors to the portfolio based on management's evaluation and "risk grading" of the commercial loan portfolio. Reserves are provided for noncommercial loan categories using estimated loss factors applied to the total outstanding loan balance of each loan category. Specific reserves are typically provided on all impaired commercial loans in excess of a defined threshold that are classified in the Special Mention, Substandard or Doubtful risk grades. The specific reserves are determined on a loan-by-loan basis based on management's evaluation of the Company's exposure for each credit, given the current payment status of the loan and the value of any underlying collateral.

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

Post Retirement Benefits

    The Company has invested in and owns life insurance policies on key officers. The policies are designed so that the Company recovers the interest expenses associated with carrying the polices and the officer will, at the time of retirement, receive any earnings in excess of the amounts earned by the Company. The Company recognizes as an asset the net amount that could be realized under the insurance contract as of the balance sheet date. This amount represents the cash surrender value of the policies, less applicable surrender charges. The portion of the benefits which will be received by the executives at the time of their retirement is considered, when taken collectively, to constitute a retirement plan. Therefore, the Company accounts for these policies using guidance found in Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Post Retirement Benefits Other Than Pensions." SFAS No. 106 requires that an employers' obligation under a deferred compensation agreement be accrued over the expected service life of the employee through their normal retirement date.

    Assumptions are used in estimating the present value of amounts due officers after their normal retirement date. These assumptions include the estimated income to be derived from the investments and an estimate of the Company's cost of funds in these future periods. In addition, the discount rate used in the present value calculation will change in future years based on market conditions.

Recent Accounting Pronouncements

    No recent accounting pronouncements are expected to have a material impact on the Company's consolidated financial statements in future periods.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Forward Looking Statements

    Certain statements in this report may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are statements that include projections, predictions, expectations or beliefs about future events or results or otherwise are not statements of historical fact. Such statements are often characterized by the use of qualified words (and their derivatives) such as "expect," "believe," "estimate," "plan," "project," or other future events. Although the Company believes that its expectations with respect to certain words indicating forward-looking statements are based upon reasonable assumptions within the bounds of its existing knowledge of its business and operations, there can be no assurance that actual results, performance or achievements of the Company will not differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Actual future results and trends may differ materially from historical results or those anticipated depending on a variety of factors, including, but not limited to, the effects of and changes in: general economic conditions, the interest rate environment, legislative and regulatory requirements, competitive pressures, new products and delivery systems, inflation, changes in the stock and bond markets, technology, downturns in the trucking and timber industries, effects of mergers and/or downsizing in the poultry industry in Hardy County, the adequacy of collateral securing problem loans, and consumer spending and savings habits. The Company does not update any forward-looking statements that may be made from time to time by or on behalf of the Company.

Overview

    Net income of $849,000 in the first quarter of 2005 represents a 19.24% increase from the first quarter of a year ago. On an annualized basis, return on average assets was 1.13% for the first quarter and return on average equity was 10.70%.

    Net interest income before provision for loan loss increased 8.76% and net interest margin on average earning assets increased from 4.43%. to 4.89%. Increases in loan balances as compared to 2004 and closer management of the Company's balance sheet, especially in regard to balances of and rates paid on interest bearing liabilities, contributed largely to the increase in net interest income. Recent increases by the Federal Reserve Board of the target rate for fed funds has caused the average rates earned on earning assets and the average rates paid on interest bearing liabilities to increase slightly as compared to recent quarters.

    Deterioration in 2002 and 2003 in the loan portfolios of the subsidiary banks as evidenced by increasing delinquencies and non-performing loans has abated and the Company saw improvement in its loan quality during 2004 and into 2005 as compared to earlier periods. Net balances of loans charged-off as a percent of average loans were .05% (annualized at .21%) for the first quarter of 2005 as compared to .06% (annualized at .22%) in the first quarter of 2004. Non-performing loans as a percent of total loans were .37% at March 31, 2005 compared to .91% at March 31, 2004 and .43% at December 31, 2004.

    Noninterest income increased 10.78% during the quarter as compared to the same period in 2004 as increases in service charges resulting from volume changes and greater return on insurance investments were offset in part by a decrease in insurance related income. Earnings related to the sale of credit life and accident insurance continue to decline as the volume of new installment loans, the primary borrowers insured by these insurance products, decreases as compared to prior years.

    Operations expense was relatively flat year over year. An increase of 5.51% in employee costs was offset by decreases in data processing expense and other miscellaneous operating expenses. The costs of legal and professional fees increased due in large part to expanded audit engagements relating to Sarbanes-Oxley Rule 404 compliance.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Net Interest Income

    The Company's net interest income rose $270,000 as compared to 2004. The Company's net interest margin as a percent of earning assets also continues to increase and was 4.89% in the first quarter of 2005 as compared to 4.43% a year ago. An increase in the average loan to deposit ratio for the quarter as compared to 2004, coupled with closer management of the Company's asset and liability mix, have contributed to this increase in margin.

    The recent increases in the target Fed Funds rate by the Federal Reserve Bank ("The Fed"), have caused average rates paid on interest bearing liabilities to begin to increase as compared to prior periods. However, rates earned on earning assets have also begun to increase in concert with the Fed actions.

    After sluggish loan growth during the first three quarters of 2004, the Company's balances of loans outstanding has increased 4.67% (9.37% on an annualized basis) since September 30, 2004. At March 31, 2005, the Company's loan to deposit ratio was 99.32%. The ratio of average loans to average deposits for the quarter was 97.30% compared to 86.85% during the same period in 2004. Average balances of loans outstanding for the quarter increased 9.69% as compared to the first quarter last year. Balances of loans outstanding increased 2.14% from December 31, 2004 to March 31, 2005.

    Average balances of earning assets decreased slightly as compared to 2004 levels. Efforts by the Company to decrease average rates paid on deposits contributed to a 3.83% drop in average balances of interest bearing deposits. Historically, the subsidiary banks, because of competitive pressures and the need to fund loan growth, have paid rates on deposits above those typically offered by other similar banking organizations. During the early part of 2004, the sluggish loan growth and high levels of liquid assets (fed funds sold and deposits in other banks) prompted a decision by management to lower rates paid on deposits in an attempt to curtail interest expense and decrease balances of lower yielding liquid assets.

    As balances of loans increased during the two most recent quarters, management has chosen to fund these loans through decreases in balances of comparatively lower earning fed funds sold and securities and through the utilization of the borrowing capacity of the subsidiary banks. Average balances of securities decreased 22.49% as compared to last year, and average balances of fed funds sold decreased 81.77% and balances of borrowed funds increased 148.13%.

    Throughout the fourth quarter of 2004 and the first quarter of 2005, the Company's subsidiary banks increased the utilization of unused borrowing capacity with the Federal Home Loan Bank (FHLB). Rates offered by the FHLB, both on short-term and longer-term debt instruments, made this borrowing an attractive funding alternative as compared to the increasing of deposit rates on all accounts in an effort to attract new deposit balances. The Company has borrowed from the FHLB to fund its recent loan growth by utilizing a mix of both the short-term and long-term offerings of the FHLB.

    Income on securities has decreased as the banks have utilized, in part, depletion of the securities portfolio to fund loan growth. With securities yields significantly lower than those earned on loans, management has preferred to decrease balances of securities to fund loan growth in lieu of increasing deposit rates to attract new deposit balances. In addition, management has been reluctant to purchase investments with longer term maturities in anticipation of increasing rates in the coming years.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Net Interest Income (continued)

    The table below sets forth an analysis of net interest income for the three month periods ended March 31, 2005 and March 31, 2004:

                                     Three Months Ended               Three Months Ended
                                        March 31, 2005                   March 31, 2004
                                    --------------------             --------------------

                                 Average    Income/                Average     Income/
                                 Balance 1  Expense  Rates         Balance 2   Expense  Rates
                                 ---------  -------  -----         ---------   -------  -----


Interest Income
   Loans2                       $ 248,299   $ 4,390   7.17%       $ 226,374    $ 4,072   7.23%
   Federal funds sold               3,514        30   3.46           19,272         41     .86
   Interest bearing deposits          867         5   2.34            1,392          3     .87
   Investments
     Taxable                       23,834       165   2.81           30,597        179    2.35
     Tax exempt 3                   2,951        41   5.63            3,960         55    5.69
                                 --------    ------   ----         --------     ------    ----

   Total Earning Assets 1         279,465     4,631   6.72          281,595      4,350    6.21
                                 --------    ------   ----         --------     ------    ----
Cash equivalents                    6,517                             6,523
Allowance for loan losses          (2,590)                           (2,492)
Insurance  contracts                5,702                             5,121
Non-earning assets                 16,453                             9,270
                                 --------                           -------
Total Assets                    $ 305,547                         $ 300,017
                                 ========                          ========

Interest Expense
   Interest bearing
         demand deposits           25,314       39     .62           22,900         19     .33
   Savings and
        money market               48,919       85     .70           49,710         67     .54
   Time deposits                  142,738      991    2.82          153,000      1,101    2.89
   Short term borrowings              117        1    3.47
   Long term debt                  12,895      148    4.65            5,244         61    4.68
                                 --------   ------    ----         --------     ------    ----

   Total Interest
     Bearing Liabilities          229,983    1,264    2.23          230,854      1,248    2.17
                                            ------    ----                      ------    ----

Demand deposits                    38,229                            35,046
Other liabilities                   5,150                             4,106
Shareholders' equity               32,185                            30,011
                                 --------                          --------

Total liabilities and
   shareholders' equity         $ 305,547                         $ 300,017
                                 ========                          ========


   Net Interest Margin                     $ 3,367                             $ 3,102
                                            ======                              ======

   Net Yield on Interest Earning Assets 1            4.89%                               4.43%
                                                     ====                                ====

1     Balances include loans in nonaccrual status
2     Interest income on loans includes fees
3     Yields are on a taxable equivalent basis.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Borrowed Money

Long Term Borrowings

     The Company occasionally borrows funds from the Federal Home Loan Bank ("FHLB") to reduce market rate risks, provide liquidity, and to fund capital additions. These borrowings may have fixed or variable interest rates and are amortized over a period of one to twenty years, or may be comprised of single payment borrowings with periodic interest payments and principal amounts due at maturity. As competition for deposits has increased, the Company has, in its efforts to manage interest expense and interest rate risk during the two most recent quarters, used these available debt vehicles to fund loan growth more frequently than was utilized the past.. During the first quarter of 2005, the Company acquired an additional $6,300,000 in long-term borrowings from the FHLB.

Short Term Borrowings

     Although the Company has traditionally not experienced the need for overnight or other short-term borrowings, loan growth during the fourth quarter of 2004 and the first quarter of 2005 necessitated occasional overnight borrowings . Average overnight borrowings for the quarter were $117,000 with associated interest expense of $1,000. During the quarter, the Company initiated $1,500,000 in new short-term debt and made repayments of $3,500,000. At March 31, 2005, the Company had no short-term borrowings. Management prefers to fund growth through longer term vehicles and expects future instances of overnight borrowings to be minimal.

Parent Company Line of Credit

     During the fourth quarter of 2003, the Company obtained a $2,500,000 open line of credit with another commercial bank. This line of credit was secured by equity securities in Capon Valley Bank subsidiary company. This debt instrument was obtained as both a precautionary and opportunistic device for funding should a need arise in the future. There were no advances in 2003 or 2004 from this line and it is not anticipated that any borrowings from this debt facility will be used to fund operating or liquidity needs.


Allowance for Loan Losses

    The allowance for loan losses at March 31, 2005 was $2,623,000. This is an increase of 3.56% over the balance at December 31, 2004. The Company's provision for loan losses in the first quarter of 2005 was $225,000 compared to $195,000 in 2004. The allowance for loan losses represented 1.03% of gross loans at March 31, 2005 compared to 1.02% at December 31, 2004.

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

    The following table shows the allocation of loans in the loan portfolio and the corresponding amounts of the allowance allocated by loan types as of March 31, 2005 and December 31, 2004:

                      March 31, 2005          December 31, 2004
                      --------------           ----------------

   Loan            Allowance  Percentage    Allowance  Percentage
   Type           Allocation   of  Loans    Allocation   of Loans
   ----              --------------------    ---------- ---------
Commercial           $  896       22%         $  697        21%
Mortgage                762       60%            853        60%
Consumer                917       18%            970        19%
Unallocated              48                       10
                      -----      ---            ----       ---

   Totals            $2,623      100%         $2,530       100%
                      =====      ===           =====       ===

    As certain loans identified as impaired are brought current, collateral values increase, or they are removed from watch lists for other reasons, other loans become identified as imparied and replace those previously identified as impaired. Delinquency levels within each of the portfolios change and the allocation of the allowance among the loan types thus changes. Management believes that the allowance is a representation of the losses present in the portfolio and reflects historical loss trends, economic conditions and any known credit problems as of the date of allocation. The changes in the allocation between December 31, 2004 and March 31, 2005 are a reflection of these changes. Management believes that the allowance is to be taken as a whole, and allocation between loan types is an estimation of potential losses within each type given information known at the time.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Allowance for Loan Losses (continued)

    The following table summarizes the Company's net charge-offs by loan type for the three months ended March 31, 2005 and March 31, 2004:

                                              Quarter Ended
                                                March 31,
                                        2005               2004
                                      --------           --------

Charge-offs                            $ (175)           $ (220)
Recoveries                                 43                95
                                        -----             -----
Total net charge-offs                  $ (132)           $ (125)
                                        =====             =====

Components of net charge-offs:
   Real estate                             (1)              (23)
    Commercial                            (10)              (13)
      Consumer                           (121)              (89)
                                        ------            -----
    Total                              $ (132)           $ (125)
                                        ======            =====


Loan Portfolio and Credit Quality

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

    Historically, loans secured by real estate have lower loss rates than other types of loans. The Company continues to strengthen its position in this regard as the percentage of gross loans secured by real estate has risen in recent periods. In addition to traditional mortgages, significant portions of the Company's commercial loan portfolio are secured by real estate. As of March 31, 2005, 73.83% of the Company's gross loans were secured by real estate.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Loan Portfolio (continued)

    Because of its large impact on the local economy, Management continues to monitor the economic health of the poultry industry. The Company has direct loans to poultry growers and the industry is a large employer in the Company's trade area. During the spring of 2004, Pilgrim's Pride Corporation announced the pending closure of its turkey processing facilities near Harrisonburg, VA. This closure would have impacted the local economy because turkey growers contracted with Pilgrim's Pride would either be forced to cease growing operations or turn to alternative contractual arrangements. The number of direct grower loans held by the Company and which would have been impacted by this potential closure is small. Since the announcement of the pending closure, some of the growers impacted by the closure who have loans with the Company have contracted with another poultry integrator. The remainder have joined a cooperative organization that reopened the processing plant in late November. Management will monitor the activities of this cooperative but expects no adverse impact relating to the transitions involved with the poultry processing facility and its related operations.

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

Credit Quality

    Nonperforming loans include nonaccrual loans, loans 90 days or more past due and restructured loans. Nonaccrual loans are loans on which interest accruals have been suspended or discontinued permanently. Restructured loans are loans on which the original interest rate or repayment terms have been changed due to financial hardship of the borrower.

    The following table summarizes the company's non-performing loans as of March 31, 2005, December 31, 2004 and March 31, 2004:

                                          March 31, December 31,    March 31,
      (in thousands)                        2005       2004           2004

      Non-accrual loans                   $    316     $   530     $    982
      Loans past due 90 days or more
        and still accruing interest            623         535        1,084
                                           -------      ------      -------

        Total                             $    939     $ 1,065     $  2,066
                                           =======      ======      =======

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Credit Quality (continued)

    Loans are typically placed on non-accrual status once they have reached certain levels of delinquency, depending on loan type, and it is no longer reasonable to expect collection of principal and interest because collateral is insufficient to cover both the principal and interest due. After loans are placed on non-accrual status, they are returned to accrual status if the obligation is brought current by the borrower or they are charged off if payment is not made and management believes that collection of the amounts due is doubtful. Charged-off loans are charged against the allowance for loan losses. Any subsequent collection or sale of repossessed collateral is added to the allowance as a recovery.

    Real estate acquired through foreclosure was $270,000 at March 31, 2005 compared to $328,000 at December 31, 2004. All foreclosed property held as of March 31, 2005 was in the Company's primary service area. The Company's practice is to value real estate acquired through foreclosure at the lower of (i) an independent current appraisal or market analysis less anticipated costs of disposal, or (ii) the existing loan balance. The Company is actively marketing all foreclosed real estate and does not anticipate material write-downs in value before disposition.

    As of March 31, 2005, the Company had two potential problem loan as defined in SEC Industry Guide III that would require disclosure. In July 2004, the Company received notice that a large commercial loan customer had filed for Chapter 11 bankruptcy protection. Depending upon the final outcome of the bankruptcy proceedings, the Company may be forced to reclassify the loans made to this customer, which total approximately $1.4 million, to non-accrual status. If these loans are reclassified to non-accrual, this will have a negative impact on interest revenue and net income to the extent that any interest accruing to the loans of this customer would not be recognized as income. At present, the interest earned on the loans to this customer total approximately $100,000 per annum. The loans to this customer are deemed by Management to be well secured, and if a foreclosure is required, the Company expects there to be no loss on the sale of the collateral. Since the bankruptcy filing, this customer has continued to make payments of both principal and interest, and though remaining moderately delinquent, these payments have been sufficient to consistently keep the customer less than 60 days past due. During the fourth quarter of 2004, the Company was informed by another large commercial loan customer that a Chapter 11 bankruptcy may be forthcoming. As of the date of this filing, the Company has received no formal notice from this customer that a bankruptcy filing has occurred. Loans to this commercial customer total approximately $450,000. This customer continues to make payments of both principal and interest, and though remaining moderately delinquent, these payments have been sufficient to consistently keep the customer less than 60 days past due. Management deems the loans to this customer to be adequately secured and, if foreclosure becomes necessary, expects no material loss. Because no material loss is expected in the event of foreclosure of either loan, Management has not deemed it necessary to adjust the allowance for loan losses for these two loans.

    An inherent risk in the lending of money is that the borrower will not be able to repay the loan under the terms of the original agreement. The allowance for loan losses (see previous section) provides for this risk and is reviewed periodically for adequacy. This review also considers concentrations of loans in terms of geography, business type or level of risk. While lending is geographically diversified within the service area, the Company does have some concentration of loans in the area of agriculture (primarily poultry farming), timber and related industries. Management recognizes these concentrations and considers them when structuring its loan portfolio.

Noninterest Expense

    Total noninterest expense increased 2.45% for the first three months of 2005 as compared to 2004.

    Of the increase, $63,000 was attributable to a rise in the expenses of salaries and benefits due to customary salary increases and inflationary trends of health insurance costs. The costs of legal and professional fees increased due in large part to expanded audit engagements relating to Sarbanes-Oxley Rule 404 compliance. Data processing expense decreased by $24,000 due to a decrease in the contractual rate charged to the subsidiary banks by a supplier of account processing functions.

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

    Historically, the Company's primary need for additional levels of operational liquidity has been to fund increases in loan balances. The Company has normally funded increases in loans by increasing deposits (the Company's primary liquidity source) and decreases in secondary liquidity sources such as balances of fed funds sold and balances of securities. In addition, the Company has, in recent periods, used borrowing from the FHLB as a primary source of liquidity. During recent quarters, the Company saw a significant increase in new loans. These loans were funded primarily through secondary liquidity sources and borrowings from the FHLB. Customer deposit balances have also decreased in recent periods. Should the Company continue to experience significant loan growth, it may be necessary to raise rates on deposits above current market levels in order to attract new deposits.

    The parent Company's operating funds, funds with which to pay shareholder dividends and funds for the exploration of new business ventures have been supplied primarily through dividends paid by the Company's subsidiary banks, Capon Valley Bank (CVB) and The Grant County Bank (GCB). The various regulatory authorities impose restrictions on dividends paid by a state bank. A state bank cannot pay dividends without the consent of the relevant banking authorities in excess of the total net profits of the current year and the combined retained profits of the previous two years. As of April 1, 2005, the subsidiary banks could pay dividends to Highlands Bankshares, Inc. of approximately $4,441,000 without permission of the regulatory authorities.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Capital

    The Company seeks to maintain a strong capital base to expand facilities, promote public confidence, support current operations and grow at a manageable level. As of March 31, 2005, the Company was above the regulatory minimum levels of capital. The table below summarizes the capital ratios for the Company and its subsidiary banks as of March 31, 2005 and December 31, 2004:


                                   March 31, 2005           December 31, 2004
                                 Actual  Regulatory       Actual     Regulatory
                                 Ratio     Minimum        Ratio       Minimum
Total Risk Based Capital Ratio
Highlands Bankshares             14.75%     8.00%         14.71%       8.00%
Capon Valley Bank                12.73%     8.00%         12.82%       8.00%
The Grant County Bank            15.56%     8.00%         15.68%       8.00%

Tier 1 Leverage Ratio
Highlands Bankshares             10.24%     3.00%         10.14%       3.00%
Capon Valley Bank                 8.72%     3.00%          8.57%       3.00%
The Grant County Bank            10.91%     3.00%         11.01%       3.00%

Tier 1 Risk Based Capital Ratio
Highlands Bankshares             13.61%     4.00%         13.58%       4.00%
Capon Valley Bank                11.50%     4.00%         11.57%       4.00%
The Grant County Bank            14.48%     4.00%         14.64%       4.00%


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

Item 3. Quantitative and Qualitative Disclosures About Market Risk


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

     Also as a result of the low interest rate environment, depositors seemed reluctant to commit to longer term time deposits and in many instances appeared to be holding monies temporarily in interest bearing transaction accounts in anticipation of rising rates in the coming periods. As of December 31, 2003, balances of interest bearing transaction and savings accounts were $72,098,000. These balances had grown to $75,342,000 by December 31, 2004. As interest rates have begun to rise, this trend appears to have begun to reverse, and the balances in these types of accounts was $73,738,000 at March 31, 2005. Were interest rates to rise sharply in the coming periods, some of the monies now in interest bearing transaction and savings accounts may shift to time deposits, causing a rise in the Company's cost of funds. Alternatively, these balances may be transferred by customers to other financial institutions offering higher deposit rates, and requiring the Company to match such rates.

     Increases in loan demand have created the need in recent quarters for increased borrowings from the FHLB. Should loan demand continue to grow, increases in borrowing from the FHLB may be required. Recent rate trends have, in certain instances, made borrowing from the FHLB more attractive than increasing deposit balances with the utilization of rate or other incentives, which could have the effect of increasing interest expense at a rate greater than the increase in interest revenues. Increased deposit incentives in the form of higher rate features may be required in coming periods if loan demand grows at a rate whereby current sources of funds will not be sufficient to support loan funding or if FHLB loan rates increased due to Fed actions. This would have the effect of increasing the Company's cost of funds. The subsidiary banks of the Company maintain sufficient ability to borrow funds from the Federal Home Loan Bank (FHLB) for use in loan funding and there has been no recent indication which would lead Management to believe that FHLB borrowing rates would rise to levels which would adversely affect interest margin spreads. While Management does not foresee paying above market rates on its funding, extreme loan growth may cause this situation, thereby reducing the net interest margin spread.

     The following table illustrates the Company's sensitivity to interest rate changes as of March 31, 2005 (in thousands):

                                                                   More than
                                                                    5 Years
                             1 - 90   91 - 365   1 to 3   3 to 5   or Without
                              Days      Days      Years    Years    Maturity    Total
EARNING ASSETS
   Loans                     $36,356  $ 93,459   $91,190   $16,742   $16,084   $253,831
   Fed funds sold              4,929                                              4,929
   Securities                 10,264     8,693     7,025       154       667     26,803
   Time deposits in other
     banks                       605       200                                      805
                              ------    ------    ------    ------    ------    -------

   Total                      52,154   102,352    98,215    16,896    16,751    286,368
                              ------   -------    ------    ------    ------    -------



INTEREST BEARING LIABILITIES

   Money market savings       24,795                                             24,795
   Savings accounts           48,943                                             48,943
   Time deposits              21,710    55,766   52,410     13,228              143,114
   Borrowed money                374     1,137    3,131      3,286    6,631      14,559
                              ------    ------   ------     ------   ------     -------

   Total                      95,822    56,903   55,541     16,514    6,631     231,411
                             -------    ------   ------     -----    ------     -------

Rate sensitivity GAP         (43,668)   45,449   42,674        382   10,120      54,957

Cumulative GAP               (43,668)    1,781   44,455     44,837   54,957

Ratio of cumulative
   interest sensitive assets
   to cumulative interest
   sensitive liabilities       54.43%   101.17%  121.35%    119.95%  123.75%

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

     Due to the nature of the Company's business as stewards of deposits of customers, internal controls are of the utmost importance. The Company has established procedures undertaken during the normal course of business to reasonably ensure that fraudulent activity of either an amount material to these results or in any amount is not occurring. In addition to these controls and review by executive officers, the Company retains the services of Yount, Hyde & Barbour, P.C., a public accounting firm, to complete regular internal audits to examine the processes and procedures of the Company and its subsidiary banks and to ensure that these processes are reasonably effective to prevent fraud, both internal and external, and that these processes comply with relevant regulatory guidelines of all relevant banking authorities. The findings of Yount, Hyde & Barbour are presented both to Management of the subsidiary banks and to the Audit Committee.

Part II Other Information


Item 1. Legal Proceedings -               Not Applicable

Item 2. Unregistered Sales of Equity
        Securities And Use of Proceeds-   Not Applicable

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

14 The Code of Ethics of Highlands Bankshares, Inc. are incorporated by reference to Part IV, Item 15(A), Exhibt 14 to Highlands Bankshares, Inc.'s Annual Report on Form 10-K filed March 30, 2005.

21 The Listing of Subsidiaries of Highlands Bankshares, Inc. are incorporated by reference to Part IV, Item 15(A), Exhibt 21 to Highlands Bankshares, Inc.'s Annual Report on Form 10-K filed March 30, 2005.

31.1 Certification of Chief Executive Officer Pursuant to section 302 of the Sarbanes-Oxley Act of 2002 Chapter 63, Title 18 USC Section 1350 (A) and
        (B).

31.2 Certification of Chief Financial Officer Pursuant to section 302 of the Sarbanes-Oxley Act of 2002 Chapter 63, Title 18 USC Section 1350 (A) and
        (B).

32.1 Statement of Chief Executive Officer and Financial Officer Pursuant to 18 U.S.C. ss. 1350.

                                   Signature



    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       HIGHLANDS BANKSHARES, INC.



                                       /s/ C.E. PORTER
                                       --------------------------
                                       C.E. Porter
                                       President


                                       /s/ R. ALAN MILLER
                                       --------------------------
                                       R. Alan Miller
                                       Finance Officer


May 9, 2005