Form 10-Q
period 2005-06-30
HIGHLANDS BANKSHARES INC /WV/
filed 2005-08-12
CIK 756862

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-Q

(Mark One)

[X ] Quarterly  Report  Pursuant to Section 13 or 15(d) of the  Securities
     Exchange  Act of 1934
For the quarterly period ended June 30, 2005

[  ] Transition  Report  Pursuant to Section 13 or 15(d) of the  Securities
     Exchange Act of 1934


Commission File No.   0-16761
                     ---------

                          HIGHLANDS BANKSHARES, INC.
                  (Exact name of registrant as specified in its charter)

           West Virginia                                      55-0650793
-----------------------------------                      --------------------
(State or Other Jurisdiction of                             (I.R.S. Employer
 Incorporation or Organization)                           Identification No.)


                                P. O. Box 929
                       Petersburg, West Virginia 26847
       (Address of Principal Executive Offices, Including Zip Code)

                                (304) 257-4111
          (Registrant's Telephone Number, Including Area Code)



      Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such  filing  requirement  for  the  past  90  days.  Yes X    No
                                                        -----    -------

      Indicate by check mark whether the issuer is an accelerated  filer (as
defined in Rule 12b-2 of the Act). Yes        No  X
                                       -----     -----

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

      As of  August 1,  2005, 1,436,874 shares of Common Stock, $5 Par Value

                          HIGHLANDS BANKSHARES, INC.


                                     INDEX


                                                                        Page

PART I    FINANCIAL INFORMATION

Item 1.   Financial Statements

          Unaudited Consolidated Statements of Income - Six Months
          Ended June 30, 2005 and 2004                                    2

          Unaudited Consolidated Statements of Income - Three Months
          Ended June 30, 2005 and 2004                                    3

          Unaudited Consolidated Balance Sheet - June 30, 2005 and
          Audited Consolidated Balance Sheet--December 31, 2004           4

          Unaudited Consolidated Statements of Changes in Stockholders'
          Equity - Six Months Ended June 30, 2005 and 2004                5

          Unaudited Consolidated Statements of Cash Flows - Six Months
          Ended June 30, 2005 and 2004                                    6

          Notes to Consolidated Financial Statements                      7

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations                  11

Item 3.   Quantitative and Qualitative Disclosures about Market Risk     25

Item 4.   Controls and Procedures                                        27


PART II   OTHER INFORMATION

Item 1.   Legal Proceedings                                              28

Item 2.   Changes in Securities                                          28

Item 3.   Defaults upon Senior Securities                                28

Item 4.   Submission of Matters to a Vote of Security Holders            28

Item 5.   Other Information                                              28

Item 6.   Exhibits and Reports on Form 8K                                28


          SIGNATURES                                                     29

Part I  Financial Information
Item 1 Financial Statements
                          HIGHLANDS BANKSHARES, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
              (In Thousands of Dollars Except Per Share Amounts)
                                                            Six Months Ended
                                                              June 30,
                                                          2005          2004
                                                        (Unaudited) (Unaudited)
Interest Income
   Interest and fees on loans                           $  8,915    $ 8,228
   Interest on federal funds sold                            101         83
   Interest on time deposits                                  11          8
   Interest and dividends on investment securities           371        411
                                                         -------     ------

   Total Interest Income                                   9,398      8,730
                                                         -------     ------

Interest Expense
   Interest on deposits                                    2,347      2,281
   Interest on borrowed money                                309        128
                                                         -------     ------

   Total Interest Expense                                  2,656      2,409
                                                         -------     ------

Net Interest Income                                        6,742      6,321

Provision for Loan Losses                                    435        405
                                                         -------     ------

Net Interest Income After Provision for Loan Losses        6,307      5,916
                                                         -------     ------

Noninterest Income
   Service charges                                           391        382
   Investment in insurance contracts                         121        100
   Insurance related income                                  125        126
   Other                                                     184        136
                                                         -------     ------

   Total Noninterest Income                                  821        744
                                                         -------     ------

Noninterest Expense
   Salaries and employee benefits                          2,453      2,342
   Equipment and occupancy expense                           606        591
   Data processing                                           305        344
   Legal and professional fees                               168        180
   Directors fees                                            174        179
   Other                                                     745        754
                                                         -------     ------

Total Noninterest Expense                                  4,451      4,390
                                                         -------     ------

Income Before Income Taxes                                 2,677      2,270

Provision for Income Taxes                                   910        761
                                                         -------     ------

Net Income                                              $  1,767    $ 1,509
                                                         =======     ======

Per Share Data

   Net Income                                           $   1.23    $  1.05
   Cash Dividends                                       $    .40    $   .30
   Weighted Average Common Shares Outstanding          1,436,874  1,436,874


       The accompanying notes are an integral part of these statements.

                          HIGHLANDS BANKSHARES, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
              (In Thousands of Dollars Except Per Share Amounts)
                                                         Three Months Ended
                                                              June 30,
                                                          2005          2004
                                                        (Unaudited) (Unaudited)

Interest Income
   Interest and fees on loans                           $  4,526    $ 4,157
   Interest on federal funds sold                             72         41
   Interest on time deposits                                   6          4
   Interest and dividends on investment securities           179        197
                                                         -------     ------

   Total Interest Income                                   4,783      4,399
                                                         -------     ------

Interest Expense
   Interest on deposits                                    1,232      1,094
   Interest on borrowed money                                160         66
                                                         -------     ------

   Total Interest Expense                                  1,392      1,160
                                                         -------     ------

Net Interest Income                                        3,391      3,239

Provision for Loan Losses                                    210        210
                                                         -------     ------

Net Interest Income After Provision for Loan Losses        3,181      3,029
                                                         -------     ------

Noninterest Income
   Service charges                                           217        214
   Investment in insurance contracts                          54         49
   Insurance related income                                   88         79
   Other income                                               92         68
                                                         -------     ------

   Total Noninterest Income                                  451        410
                                                         -------     ------

Noninterest Expense
   Salaries and employee benefits                          1,233      1,187
   Equipment and occupancy expense                           306        304
   Data processing expense                                   152        167
   Legal and professional fees                                86        108
   Directors Fees                                             88         92
   Other                                                     370        368
                                                         -------     ------

   Total Noninterest Expense                               2,235      2,226
                                                         -------     ------

Income Before Income Taxes                                 1,397      1,213

Provision for Income Taxes                                   479        416
                                                         -------     ------

Net Income                                              $    918    $   797
                                                         =======     ======

Per Share Data

   Net Income                                           $    .64    $   .55
   Cash Dividends                                       $    .20    $   .15
   Weighted Average Common Shares Outstanding          1,436,874  1,436,874


       The accompanying notes are an integral part of these statements.

                          HIGHLANDS BANKSHARES, INC.
                          CONSOLIDATED BALANCE SHEETS
                           (In Thousands of Dollars)

                                                      June 30,   December 31,
                                                        2005         2004
                                                    (unaudited)   (audited)
   ASSETS

Cash and due from banks - noninterest bearing         $  7,379    $  6,187
Time deposits in other banks                             1,363         651
Federal funds sold                                      10,631       4,006
Securities held to maturity (note 2)                       690       1,162
Securities available for sale (note 2)                  22,945      24,702
Other investments (note 3)                               1,283       1,165
Loans, net of unearned interest (note 4)               253,938     248,517
Allowance for loan losses (note 5)                      (2,780)     (2,530)
Bank premises and equipment                              6,544       6,809
Interest receivable                                      1,516       1,436
Investments in insurance contracts (note 6)              5,930       5,809
Other assets                                             1,897       2,078
                                                       -------     -------

   Total Assets                                       $311,336    $299,992
                                                       =======     =======

     LIABILITIES

Deposits:
   Noninterest bearing demand deposits                $ 40,374    $ 37,522
   Interest bearing
     Savings and interest bearing demand deposits       73,932      75,342
     Time deposits (note 7)                            144,269     141,527
                                                       -------     -------

   Total Deposits                                      258,575     254,391

Short term debt                                                      2,000
Long term debt                                          15,839       8,377
Accrued expenses and other liabilities                   4,098       3,569
                                                       -------     -------

   Total Liabilities                                   278,512     268,337
                                                       -------     -------

   STOCKHOLDERS' EQUITY

Common stock ($5 par value, 3,000,000 shares
   authorized)                                           7,184       7,184
Surplus                                                  1,662       1,662
Retained earnings                                       24,220      23,028
Accumulated other comprehensive loss                      (242)       (219)
                                                       --------    --------


   Total Stockholders' Equity                           32,824      31,655
                                                       -------     -------

   Total Liabilities and Stockholders' Equity         $311,336    $299,992
                                                       =======     =======

       The accompanying notes are an integral part of these statements.

                          HIGHLANDS BANKSHARES, INC.
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                           (In Thousands of Dollars)


                                                           Accumulated
                                                              Other
                              Common             Retained  Comprehensive
                              Stock    Surplus   Earnings     Loss      Total



Balances, December 31, 2004  $ 7,184   $ 1,662   $ 23,028    $ (219)    $31,655
   Comprehensive Income
   Net income                                       1,767                 1,767
   Net change in unrealized
     depreciation on
     investment
     securities available
     for sale,
     net of taxes                                               (23)        (23)
                                                                         ------
   Total Comprehensive Income                                             1,744
   Dividends paid                                    (575)                 (575)
                               -----     ------    -------    ------     ------

   Balances, June 30, 2005   $ 7,184   $ 1,662   $ 24,220    $ (242)    $32,824
                               =====     ======    =======    ======     ======

                                                            Accumulated
                                                               Other
                              Common              Retained  Comprehensive
                              Stock    Surplus    Earnings     Loss       Total



Balances, December 31, 2003  $ 7,184   $ 1,662   $ 20,727    $  (24)    $29,549
   Comprehensive Income
   Net income                                       1,509                 1,509
   Net change in unrealized
     depreciation on
     investment
     securities available
     for sale,
     net of taxes                                              (173)       (173)
                                                                         ------
   Total Comprehensive Income                                             1,336

   Dividends paid                                    (431)                 (431)
                             ------     ------     -------    ------     ------

   Balances, June 30, 2004   $ 7,184   $ 1,662   $ 21,805    $ (197)    $30,454
                              ======    ======    =======     ======     ======

       The accompanying notes are an integral part of these statements.

                          HIGHLANDS BANKSHARES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (In Thousands of Dollars)
                                   (Unaudited)
                                                            Six Months Ended
                                                               June 30,
                                                          2005          2004
                                                       ----------    ---------
Cash Flows from Operating Activities:
   Net income                                           $  1,767    $ 1,509
   Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depreciation                                          330        335
       Net securities amortization                            41        267
       Provision for loan losses                             435        405
       Income from insurance investments                    (121)      (100)
       (Increase) decrease in interest receivable            (80)       167
       Decrease in other assets                              206        289
       Increase (decrease) in accrued expenses               529       (255)
                                                         -------     -------

   Net Cash Provided by Operating Activities               3,107      2,617
                                                         -------     ------

Cash Flows from Investing Activities:
   Net change in time deposits in other banks               (712)      (129)
   Net change in federal funds sold                       (6,625)     1,065
   Proceeds from maturities of securities
     available for sale                                    5,029      9,432
   Proceeds from maturities of securities
     held to maturity                                        471          1
   Purchase of securities available for sale              (3,359)    (5,172)
   Purchase of other investments                            (118)       (30)
   Net change in loans                                    (5,606)    (7,326)
   Purchase of property and equipment                        (65)      (144)
                                                         --------    ------

   Net Cash Consumed by Investing Activities             (10,985)    (2,303)
                                                         --------    ------

Cash Flows from Financing Activities:
   Increase (decrease) in deposits                         4,184     (1,072)
   Dividends paid in cash                                   (575)      (431)
   Additional short term borrowings                        1,500
   Repayment of short term borrowings                     (3,500)
   Additional long term debt                               7,700      1,000
   Repayment of long term debt                              (238)      (204)
                                                        ---------   --------


   Net Cash Provided by (Used in) Financing Activities     9,071       (707)
                                                         -------     -------

Net Increase (Decrease) in Cash and Cash Equivalents       1,193       (393)

Cash and Cash Equivalents, Beginning of Period             6,186      7,214
                                                         -------     ------

Cash and Cash Equivalents, End of Period                $  7,379    $ 6,821
                                                         =======     ======

Supplemental Disclosures:
   Cash Paid For:
     Income taxes                                       $    911    $   519
     Interest                                              2,556      2,492

       The accompanying notes are an integral part of these statements.

                          HIGHLANDS BANKSHARES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1    ACCOUNTING PRINCIPLES:

          The consolidated financial statements conform to U. S. generally accepted accounting principles and to general industry practices. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position as of June 30, 2005 and the results of operations for the three month and six month periods ended June 30, 2005 and 2004.

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

          The amortized cost and market value of securities held to maturity as of June 30, 2005 and December 31, 2004, are as follows (in thousands):

                                            2005                    2004
                                    Amortized   Market     Amortized     Market
                                     Cost       Value        Cost        Value

          Obligations of states and
            political subdivisions   $   690    $  699      $ 1,162     $ 1,187
                                     ------     ------        -----      ------

            Total                    $   690    $  699      $ 1,162     $ 1,187
                                     ======     ======        =====      ======


             The amortized cost and fair value of securities available for sale as of June 30, 2005 and December 31, 2004 are as follows (in thousands):

                                            2005                    2004
                                    Amortized   Market     Amortized     Market
                                      Cost      Value        Cost        Value

          US Treasury securities and
            obligations of US
            Government corporations
            and agencies             $16,925   $16,806      $18,248     $18,164
          Mortgage-backed securities   3,446     3,457        4,669       4,693
          Obligations of states and
            political subdivisions     2,647     2,652        1,811       1,817
          Other investments               28        30           28          28
                                      ------    ------        -----      ------

            Total                    $23,046   $22,945      $24,756     $24,702
                                      ======    ======       ======      ======

                          HIGHLANDS BANKSHARES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2    SECURITIES (continued):

          Taxable and non-taxable interest and dividends on investment securities for the three month periods ended June 30, 2005 and 2004 and for the six month periods ended June 30, 2005 and 2004 are as follows (in thousands):

                     Six Months Ended June 30,     Three Months Ended June 30,
                         2005       2004               2005        2004
                         ----       ----               ----        ----
          Taxable       $  317     $  345             $  151      $  165
          Non-taxable       54         66                 28          32
                         -----      -----              -----       -----
          Total         $  371     $  411             $  179      $  197
                         =====      =====              =====       =====


NOTE 3    OTHER INVESTMENTS:

          Other investments totaling $ 1,283,000 include investments in the Federal Home Loan Bank and other governmental entities whose transferability is restricted.


NOTE 4    LOANS:

          A summary of loans outstanding as of June 30, 2005 and December 31, 2004 is as follows (in thousands):

                                                        2005         2004
                                                        ----         ----
          Commercial                                  $ 53,861    $ 52,814
          Real estate - construction                    10,160       8,850
                      - mortgages                      146,009     140,761
          Consumer                                      43,908      46,092
                                                       -------     -------

            Loans outstanding                         $253,938    $248,517
                                                       =======     =======


NOTE 5    ALLOWANCE FOR LOAN LOSSES:

          A summary of transactions in the allowance for loan losses for the six months ended June 30, 2005 and 2004, follows:

                                                        2005         2004

          Balance, beginning of period                $  2,530    $  2,463
          Provisions charged to operating expenses         435         405
          Loan recoveries                                   85         189
          Loan charge-off                                 (270)       (719)
                                                        ------     -------

            Balance, end of period                    $  2,780    $  2,338
                                                       =======     =======

                          HIGHLANDS BANKSHARES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6    INVESTMENT IN INSURANCE CONTRACTS:

          Investment in insurance contracts consists of single premium insurance contracts which have the dual purposes of providing a rate of return to the Company which approximately equals the Company's average cost of funds and providing life insurance and retirement benefits to certain employees. The carrying value of these investments was $5,930,000 at June 30, 2005 and $5,809,000 at December 31, 2004.



NOTE 7    DEPOSITS:

          Balances of time deposits over $100,000 and time deposits less than $100,000 at June 30, 2005 and December 31, 2004 are set forth below (in thousands):

                                           2005          2004
          Time deposits over $100,000    $ 41,350     $ 39,402
          All other time deposits         102,919      102,125
                                          -------      -------
          Total time deposits            $144,269     $141,527

          Interest expense for time deposits over $100,000 for the six month and three month periods ended June 30, 2005 and June 30, 2004 are set forth below (in thousands):


                         Six Months          Three Months
                        Ended June 30        Ended June 30
                        2005   2004          2005   2004
                        ----   ----          ----   ----
                       $ 637  $  639        $  333  $ 289


          The following is a summary of the maturity distribution of all time deposits of $100,000 or more as of June 30, 2005 (in thousands):

                                                      Amount
                        0-90 Days                    $ 4,859
                        91-365 Days                   16,427
                        1-3 Years                     15,255
                        3-5 Years                      4,809
                                                      ------
                        Total                        $41,350
                                                      ======

                          HIGHLANDS BANKSHARES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 8    EMPLOYEE BENEFITS:

          The Company's two subsidiary banks each have separate retirement and profit sharing plans which cover substantially all full time employees at each bank.

          The Capon Valley Bank has a defined contribution pension plan with 401(k) features that is funded with discretionary contributions by the Bank. The bank matches on a limited basis the contributions of the employees. Investment of employee balances is done through the direction of each employee. Employer contributions are vested over a six year period.

          The Grant County Bank is a member of the West Virginia Bankers' Association Retirement Plan. Benefits under the plan are based on compensation and years of service with 100% vesting after seven years of service. Prior to 2002, the Plan's assets were in excess of the projected benefit obligations and thus the Bank was not required to make contributions to the Plan in 2003, 2002 or 2001. The bank was required to make a contribution in 2004 and will be required to make a contribution in 2005 due to the inability of the investment portfolio to meet its expected return in recent years. The Bank has recognized liabilities of $539,000 at June 30, 2005 as a result of this shortfall. The following table provides the components of the net periodic benefit cost for the plan for the six month periods ended June 30, 2005 and 2004 (in thousands of dollars):


                                           2005           2004
                                           ----           ----
          Service Cost                    $   61        $   57
          Interest Cost                       90            81
          Expected return on plan assets     (89)          (87)
          Amortization of unrecognized
          prior service cost                   5             5
          Recognized net actuarial loss       13             7
                                           -----        ------
          Net periodic benefit cost       $   80        $   63
                                           =====         =====


NOTE 9      LONG TERM DEBT:

          The Company has continued to borrow money from the Federal Home Loan Bank of Pittsburgh (FHLB) to meet specific long term funding needs. Within the year, the Company borrowed an additional $7,700,000 and repaid $3,738,000 to the Bank. The interest rates of the notes payable as of June 30, 2005 range from 2.51% to 6.12%. The weighted average interest rate was 4.25% at June 30, 2005 The debt is secured by the general assets of the Banks.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following discussion focuses on significant results of the Company's operations and significant changes in our financial condition or results of operations for the periods indicated in the discussion. This discussion should be read in conjunction with our audited financial statements and Report on Form 10-K for the period ended December 31, 2004.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Forward Looking Statements

Certain statements in this report may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are statements that include projections, predictions, expectations or beliefs about future events or results or otherwise are not statements of historical fact. Such statements are often characterized by the use of qualified words (and their derivatives) such as "expect," "believe," "estimate," "plan," "project," "anticipate" or other similar words. Although the Company believes that its expectations with respect to certain forward-looking statements are based upon reasonable assumptions within the bounds of its existing knowledge of its business and operations, there can be no assurance that actual results, performance or achievements of the Company will not differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Actual future results and trends may differ materially from historical results or those anticipated depending on a variety of factors, including, but not limited to, the effects of and changes in: general economic conditions, the interest rate environment, legislative and regulatory requirements, competitive pressures, new products and delivery systems, inflation, changes in the stock and bond markets, technology, downturns in the trucking and timber industries, effects of mergers and/or downsizing in the poultry industry in Hardy County, and consumer spending and savings habits. Additionally, actual future results and trends may differ from historical or anticipated results to the extent: (1) any significant downturn in certain industries, particularly the trucking and timber industries are experienced; (2) loan demand decreases from prior periods; (3) the Company may make additional loan loss provisions due to negative credit quality trends in the future that may lead to a deterioration of asset quality; (4) the Company may not continue to experience significant recoveries of previously charged-off loans or loans resulting in foreclosure; and (5) the Company is unable to control costs and expenses as anticipated. The Company does not update any forward-looking statements that may be made from time to time by or on behalf of the Company.

Overview

Net income for the first six months of 2005 increased 17.10% compared to the same period a year ago, and for the quarter ended June 30, 2005, income was 15.18% higher than the same quarter ended June 30, 2004. Annualized return on average assets (ROAA) for the six months ended June 30, 2005 was 1.16% and annualized return on average equity (ROAE) was 11.01% compared to an ROAA of 1.01% and an ROAE of 9.93% for the same period in 2004. Annualized return on average assets for the quarter ended June 30, 2005 was 1.18% and annualized return on average equity was 11.27%.

Net interest income before provision for loan losses increased 6.67% for the first six months of 2005 as compared to the first six months of 2004. Average balances of earning assets and interest bearing liabilities during the first six months of 2005 as compared to the same period a year ago were nearly unchanged as average balances of interest bearing assets increased .86% and average balances of interest bearing liabilities increased .49%. However, changes in the mix of earning assets was the largest contributing factor to an increase of 43 basis points in the average rates earned by earning assets. This offset a 21 basis point increase in rates paid on interest bearing liabilities. During the second quarter of 2005, as competitive rates continued to increase, the Company saw average rates paid on all deposits begin to increase for the first time in several quarters. This increase was mirrored in earning assets, with the exception of loans, as changes in the relative mix of loan types contributed to a slight decline in average rates earned on loans.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Overview (continued)

After several years of increasing non interest expense as the result of operational growth, Highlands noninterest expense year to date in 2005 was nearly flat as compared to 2004, increasing just 1.39%. An increase in employee costs was offset by declines in data processing expense and other types of operating expense. The Company's non interest income year to date was also relatively strong as increases in earnings on insurance contract investments and account service charges offset a slight decline in insurance earnings.

The Company's provision for loan losses during the first six months of 2005 was $30,000 greater as compared to the same period in 2004,. Although balances of gross loans have grown 2.18% since December 31, 2004, the company has been able to maintain the consistent provision for loan losses year over year due to a decline in net charge-offs. Even with the moderate increase in provision and the relatively strong loan growth, Highlands ratio of allowance for loan losses to gross loans was 1.09% at June 30, 2005 compared to 1.02% at December 31, 2004 and 1.00% at June 30, 2004.

Highlands' results of operations are discussed in greater detail following. Unless otherwise specifically noted, the underlying causes for changes in results for the quarter ended June 30, 2005 as compared to the same quarter in 2004 are substantially the same as the causes discussed for the six months ended June 30, 2005 as compared to the six months ended June 30, 2004.

Net Interest Income

Year To Date

Net interest income, on a tax equivalent basis, increased 6.51% year to date in 2005 as compared to the same period in 2004. Although average balances of earning assets increased a modest .86% in 2005 as compared to 2004 and average balances of interest bearing liabilities increased .49%, net interest income increased as balances within these overall categories shifted due to the Company's effort at managing its balance sheet toward increased profitability.

As the Federal Reserve Bank has increased its target rate for federal funds several times over the past year, the Company has generally seen its average rates earned on assets and average rates paid on interest bearing liabilities begin to increase. Although average balances of all earning assets were relatively unchanged, average balances of loans for the six months ended June 30, 2005 increased 9.46% compared to the same period in 2004, with balances of all other earning assets decreasing 37.38%. This shift in assets from comparatively lower earning balances of Fed Funds sold and securities into loans was the largest contributing factor in the $661,000 increase in interest income from 2004 to 2005 and the 43 basis point increase in average rates on earning assets. The average loan to deposit ratio for the first six months of 2005 was 97.74% compared to 87.75% a year ago.

As compared to the first six months of 2004, the Company's average balances of interest bearing deposits decreased 3.29%, partly offsetting an increase in average rates paid on deposits. Due to rising rates on deposits as a result of increased competition for deposit balances and a comparatively slower rate of increase on the rates available on borrowed funds, the Company has chosen in recent periods to fund loan growth through acquisition of long term debt versus competing heavily via rate incentives for deposit balances. The Company's balances of borrowed money has increased 52.64% since December 31, 2004 and 160.05% since June 30, 2004. Average rates paid on borrowed money year to date in 2005 have decline 20 basis points as compared to the same period in 2004.

The table at page 15 summarizes the changes in net interest income from changes in average balances and average rates earned or paid for the six months ended June 30, 2005 as compared to the six months ended June 30, 2004.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Net Interest Income (continued)

Year To Date (continued)

                  EFFECT OF RATE-VOLUME CHANGES ON NET INTEREST INCOME
                          (On a fully taxable equivalent basis)
                                (In thousands of dollars)

                               Due to change in,
                              Average     Average      Total
                               Volume       Rate       Change
Interest Income
   Loans                      $  773      $  (85)     $  688
   Fed funds sold                (98)        116          18
   Interest bearing deposits      (2)          5           3
   Securities                    (81)         33         (48)

Interest Expense
   Interest bearing
     transaction deposits         (4)        101          97
   Time deposits                 (93)         61         (32)
   Borrowed funds                198         (17)        181


The table on page 15 summarizes the Company's net interest margin for six month period ended June 30, 2005 as compared to 2004.

Quarter Ending June 30

Net interest income, on a fully taxable equivalent basis, for the second quarter of 2005 increased 4.67% over the same period a year ago and net interest margin increased eight basis points. Average balances of earning assets have increased and loans, a higher yielding asset, have increased as a percentage of earning assets as compared to the second quarter of 2004. The Company has experienced average rate increases in interest bearing liabilities to a degree significant enough to begin to offset the increases in earning assets: therefore the increase in net interest margin of eight basis points from the second quarter of 2004 was less than the increase experienced of 27 basis points year to date.

A significant contributing factor to the deceleration of growth in net interest margin has been the slow pace of average loan rates to increase as compared to both interest bearing liabilities and other types of earning assets. High levels of competition for loans have been a contributing factor in keeping average loan rates flat or even declining. In addition, the Company's loan portfolio, over the past several years, has shifted from higher earning installment loans to larger real estate backed loans, which typically earn a lower rate of interest than installment loans.

A third contributing factor to the flat loan rates has been timing of repricing of adjustable rate mortgages compared to increases of the target rates of Fed Funds sold set by the Federal Reserve Board. ("The Fed"). Management expects this factor to be less of an issue in the coming quarters. At March 31, 2005, approximately 14% of the Company's loan portfolio matured or repriced within 90 days and 51% within a year. At June 30, 2005, these ratios had increased to 17% and 59%. This change will allow the Company to better offset any increases in rates paid on liabilities (which occur as a result of increases by the Fed) with increased rates on new loans or increases due to repricing of existing loans.

The table on page 16 summarizes the Company's net interest margin for the three month period ended June 30, 2005 as compared to 2004.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Net Interest Income (continued)


                                            HIGHLANDS BANKSHARES, INC.
                         NET INTEREST MARGIN ANALYSIS FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2005 AND 2004
                                           (Dollar Amounts in Thousands)

                                           June 30, 2005                         June 30, 2004
                                   -----------------------------              ------------------------
                               Average         Income/                   Average        Income/
                               Balance         Expense       Rate        Balance        Expense     Rate

Interest Income


   Loans 1,3                   $ 250,869        $8,915       7.17%       $ 229,198       $ 8,228    7.22%
   Federal funds sold              6,991           101       2.91%          18,241            83     .92%
   Interest bearing deposits       1,197            11       1.85%           1,525             8    1.05%
   Investments
     Taxable 4                    22,752           317       2.81%          26,988           345    2.57%
     Tax exempt 2,4                2,950            86       5.81%           3,803           105    5.55%
                                 -------         -----       ----          -------         -----    -----
   Total Earning Assets          284,759         9,430       6.68%         279,755         8,769    6.30%
                                 -------         -----       ----          -------         -----    -----

Cash equivalents                   6,774                                     6,787
Allowance for loan losses         (2,637)                                   (2,405)
Insurance contracts                5,866                                     5,607
Other non-earning assets          13,715                                    11,340
                                 -------                                   -------
Total Assets                     308,477                                   301,084
                                 =======                                   =======

Interest Expense
   Money markets                  25,352            86        .68%          23,259            40     .35%
   Savings                        49,012           192        .79%          52,179           141     .54%
   Time deposits                 142,889         2,069       2.92%         149,210         2,101    2.83%
   Short term debt                    58             1       2.40%
   Long term debt                 13,941           308       4.46%           5,479           127    4.66%
                                 -------         -----       ----          -------         -----    -----
   Total Interest Bearing
     Liabilities                 231,252         2,656       2.32%         230,127         2,409    2.11%
                                 -------         -----       -----         -------         -----    -----

Demand deposits                   39,413                                    36,248
Other liabilities                  5,442                                     4,163
Shareholders' equity              32,370                                    30,546
                                 -------                                   -------
Total liabilities and
   shareholder's equity        $ 308,477                                 $ 301,084
                                ========                                  ========

   Net Interest Income                           6,774                                     6,360
                                                 =====                                     =====


   Net Yield on Interest Earning
     Assets                                                  4.80%                                  4.53%
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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Net Interest Income (continued)


                                            HIGHLANDS BANKSHARES, INC.
                   NET INTEREST MARGIN ANALYSIS FOR THE THREE MONTH PERIODS ENDED JUNE 30, 2005 AND 2004
                                          (Dollar Amounts in Thousands)

                                           June 30, 2005                               June 30, 2004
                                    ----------------------------              --------------------------------
                                  Average        Income/                   Average         Income/
                                  Balance        Expense      Rate         Balance         Expense       Rate


Interest Income


   Loans 1,3                     $ 253,413        $4,526       7.16%       $ 232,022       $4,157        7.21%
   Federal funds sold               10,429            72       2.77%          17,210           41         .96%
   Interest bearing deposits         1,524             6       1.58%           1,658            4         .97%
   Investments
     Taxable 4                      21,816           151       2.78%          25,938          170        2.64%
     Tax exempt 2,4                  2,950            44       5.98%           3,646           43        4.74%
                                   -------         -----      -----          -------        -----        ----
   Total Earning Assets            290,132         4,799       6.63%         280,474        4,415        6.33%
                                                   -----      -----                         -----        ----


Cash equivalents                     7,023                                     6,853
Allowance for loan losses           (2,684)                                   (2,300)
Insurance contracts                  5,893                                     5,629
Other non-earning assets            11,010                                    11,490
                                   -------                                   -------
Total Assets                       311,374                                   302,146
                                   =======                                   =======

Interest Expense
   Money markets                    25,366            46        .73%          23,617           21         .36%
   Savings                          49,102           108        .88%          54,648           74         .54%
   Time deposits                   142,458         1,078       3.04%         145,420          999        2.76%
   Other borrowed money             14,098           160       4.55%           5,714           66        4.65%
                                   -------         -----      -----          -------        -----        ----
   Total Interest Bearing
     Liabilities                   231,024         1,392       2.42%         229,399        1,160        2.03%
                                                   -----      -----                         -----        ----

Demand deposits                     40,472                                    37,432
Other liabilities                    7,212                                     4,230
Shareholders' equity                32,666                                    31,085
                                   -------                                   -------
Total liabilities and
   shareholder's equity          $ 311,374                                 $ 302,146
                                  ========                                   =======




   Net Interest Income                             3,407                                    3,255
                                                   =====                                    =====

   Net Yield on Interest Earning
     Assets                                                    4.71%                                     4.63%
                                                              =====                                      ====

1 Interest income on loans includes loan fees.
2 On a taxable equivalent basis based on a tax rate of 37%.
3 Average Balances include non-accrual loans
4 Average balance information is reflective of historical cost and has not been adjusted for changes in market value.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Non Interest Expense

Total non-interest expense increased 1.39% for the six months ended June 30, 2005 as compared to the same period a year ago. An increase of 4.74% in salaries and employee benefits and an increase in occupancy and equipment expense were offset by declines in data processing expense, legal and professional fees.

A slight decrease in the number of full time equivalent employees was offset by increases in salary expense due to normal and customary pay increases and an 8.46% increase in the costs of employee post retirement benefits to cause an increase of $111,000 in salary and benefit expense.

Occupancy and equipment expense increased only slightly as compared to 2004. System and physical plant upgrades undertaken during recent years are now largely in place, and costs associated with these upgrades have now stabilized. Data processing expense decreased 11.34% due mainly to a decrease in the contractual rate charged to the subsidiary banks by a supplier of account processing functions.

Legal and professional fees decreased slightly as compared to 2004. Costs associated with Sarbanes-Oxley Rule 404 compliance caused an increase in legal and professional fees but were offset by on-site engagements by auditing firms during the second quarter of 2005 being less than experienced during the same period in 2004. Although on-site engagements for the second quarter were decreased as compared to last year, the Company anticipates that third and fourth quarter engagements in 2005 will exceed 2004, causing a slight increase in professional fees for the remainder of 2005 as compared to the same period in 2004.


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

Historically, loans secured by real estate have lower loss rates if foreclosure is required than other types of loans. The company continues to strengthen its position in this regard as the percentage of gross loans secured by real estate has risen in recent periods. In addition to traditional mortgages, significant portions of the Company's commercial loan portfolio is secured by real estate. As of June 30, 2005, 75.36% of the Company's gross loans were secured by real estate.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Loan Portfolio (continued)

Because of its large impact on the local economy, Management continuously monitors the economic health of the poultry industry. The Company has direct loans to poultry growers and the industry is a large employer in the Company's trade area. In recent periods, the Company's loan portfolio has also begun to reflect a concentration in loans collateralized by heavy equipment, particularly in the trucking, timber and coal extraction industries. In part because of rising fuel costs, and because of continued slow economic growth, the trucking sector experienced a recent downturn, and profitability growth within this sector still appears to be sluggish. However, the Company has experienced no material losses related to foreclosures of loans collateralized by heavy equipment. While close monitoring of this sector is necessary, management expects no significant losses in the foreseeable future.

Credit Quality

Nonperforming loans include nonaccrual loans, loans 90 days or more past due and restructured loans. Nonaccrual loans are loans on which interest accruals have been suspended or discontinued permanently. Restructured loans are loans on which the original interest rate or repayment terms have been changed due to financial hardship of the borrower.

The following table summarizes the company's non-performing loans as of June 30, 2005, December 31, 2004 and June 30, 2004:


                                             June 30,   December 31,  June 30
                                               2005         2004       2004
                                               ----         ----       ----
      (in thousands)
      Non-accrual loans                      $  235      $  530      $  757
      Loans past due 90 days or more
         and still accruing interest            602         535         426
                                              -----       -----       -----
      Total                                  $  837      $1,065      $1,183
                                              =====       =====       =====

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

Real estate acquired through foreclosure was $200,000 at June 30, 2005 compared to $328,000 at December 31, 2004. All foreclosed property held as of June 30, 2005 was in the Company's primary service area. The Company's practice is to value real estate acquired through foreclosure at the lower of (i) an independent current appraisal or market analysis less anticipated costs of disposal, or (ii) the existing loan balance. The Company is actively marketing all foreclosed real estate and does not anticipate material write-downs in value before disposition.

As of June 30, 2005, the Company had three potential problem loan as defined in SEC Industry Guide III that would require disclosure.

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

During the second quarter of 2005, a third commercial loan customer filed for Chapter 11 bankruptcy protection. Loans to this customer total approximately $800,000. Through June 30, 2005, this customer, while moderately delinquent, had continued to make payments; however, as of the date of this filing, loans to this customer have been moved to non-accrual status. Management has evaluated the collateral on these loans, and has estimated that a potential loss of $65,000 is present in the event of foreclosure and has specifically allowed for this potential loss in the allowance for loan losses.

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

     The following table shows the allocation of loans in the loan portfolio and the corresponding amounts of the allowance allocated by loan types as of June 30, 2005 and December 31, 2004:

                                June 30, 2005             December 31, 2004
                                --------------             ----------------

   Loan                    Allowance   Percentage     Allowance     Percentage
   Type                    Allocation    of Loans     Allocation      of Loans
   ----                   -----------   ---------     ----------     ---------
Commercial                $ 1,043         21%          $   697          21%
Mortgage                      805         62%              853          60%
Consumer                      829         17%              970          19%
Unallocated                   103                           10
                           ------       -----           ------         ----
   Totals                 $ 2,780        100%          $ 2,530         100%
                           ======       =====           ======         ====

    As certain loans identified as impaired are paid current, collateral values increase or loans are removed from watch lists for other reasons, and as other loans become identified as impaired, and because delinquency levels within each of the portfolios change, the allocation of the allowance among the loan types may change. Management feels that the allowance is a fair representation of the losses present in the portfolio given historical loss trends, economic conditions and any known credit problems as of a given date. Management believes that the allowance is to be taken as a whole, and allocation between loan types is an estimation of potential losses within each type given information known at the time.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Allowance for Loan Losses (continued)

An analysis of the components of net charge-offs for the six month periods ended June 30, 2005 and June 30, 2004 and for the quarters ended June 30, 2005 and June 30, 2004 is set forth in the following table (in thousands):

                                       Quarter Ended     Six Months Ended
                                         June 30,             June 30,
                                    ------------------     --------------
                                       2005    2004       2005     2004
                                       ----    ----       ----     ----

   Charge-Offs                       $   (96) $  (500)   $ (270)  $ (719)
   Recoveries                             42       95        85      189
                                      ------   -----      -----    -----
   Total net charge-offs                 (54)    (405)     (185)    (530)

   Components of net charge-offs:
      Real estate                         --     (242)       --     (265)
      Commercial                         (28)     (53)      (39)     (65)
      Installment                        (26)    (110)     (146)    (200)
                                      ------   ------     -----    -----

      Total                          $   (54) $  (405)   $ (185)  $ (530)
                                      =======  ======     ======   ======

Discontinuation of Trust Operations

As of May 31, 2004, Highlands Bankshares Trust Company, a wholly owned subsidiary of Highlands Bankshares, Inc. ceased operation. For the first six months of 2004, on a fully consolidated basis, the Trust Company contributed a $71,000 loss to Highlands Bankshares, Inc.

The following table summarizes the change in net income for the first six months of 2005 as compared to 2004 attributable to the discontinuation of the trust subsidiary:

                                          Change in
                                          net income
Non interest income                         $ (3)
Salary and benefit expense                    43
Occupancy and equipment expense                4
Legal and professional fees                    2
Other noninterest expense                     40
Income tax expense                           (15)
                                            ----
   Total change in net income for
     the six month
     Ended June 30, 2005 as compared
     to 2004 and
     Attributable to discontinuation
     of trust subsidiary                    $ 71

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


Non Interest Income

Total noninterest income increased 10.35% during the first six months of 2005 as compared to the same period in 2004.

After a decline in non-sufficient funds charges in the first quarter of 2005 as compared to the first quarter of 2004, these charges have returned to approximately the same levels as experienced in 2004. Year to date, charges for non-sufficient funds have increased just under 3% as compared to 2004.

In keeping with recent trends, earnings from sales and reinsurance of credit life and accident insurance was relatively flat for the first six months of 2005 as compared to last year. As demand for new installment loans, the primary source for these insurance sales, continues to decline, overall insurance has fallen.

Also during the first six months of 2005, the company experienced a total of approximately $30,000 in non-recurring income from gain on the sale of real estate acquired through foreclosure and from a payment related to a cooperative POS/ATM network for which one of the subsidiaries was part owner.


Borrowed Money

Long Term Borrowings

     The Company borrows funds from the Federal Home Loan Bank ("FHLB") to reduce market rate risks, provide liquidity, and to fund capital additions. These borrowings may have fixed or variable interest rates and are amortized over a period of one to twenty years, or may be comprised of single payment borrowings with periodic interest payments and principal amounts due at maturity. In an attempt to manage interest expense and interest rate risk and as competition for deposits has increased, the Company has, during recent quarters, used these available debt vehicles to fund loan growth more frequently than was utilized in the past.. During the six months of 2005, the Company acquired an additional $7,700,000 in long-term borrowings from the FHLB.

Short Term Borrowings

     Although the Company has traditionally not experienced the need for overnight or other short-term borrowings, loan growth during the fourth quarter of 2004 and the first quarter of 2005 necessitated occasional overnight borrowings. During the first quarter of 2005, the Company initiated $1,500,000 in new short-term debt and made repayments of $3,500,000. The Company initiated no short term borrowings during the second quarter of 2005. Management prefers to fund growth through longer term vehicles and expects future instances of overnight borrowings to be minimal.

Parent Company Line of Credit

     During the fourth quarter of 2003, the Company obtained a $2,500,000 open line of credit with another commercial bank. This line of credit was secured by equity securities in Capon Valley Bank, a subsidiary company. This debt instrument was obtained as both a precautionary and opportunistic device for funding should a need arise in the future. There were no advances in 2003, 2004 or year to date in 2005 from this line and it is not anticipated that any borrowings from this debt facility will be used to fund operating or liquidity needs.

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

The parent Company's operating funds, funds with which to pay shareholder dividends and funds for the exploration of new business ventures have been supplied primarily through dividends paid by the Company's subsidiary banks Capon Valley Bank (CVB) and The Grant County Bank (GCB). The various regulatory authorities impose restrictions on dividends paid by a state bank. A state bank cannot pay dividends without the consent of the relevant banking authorities in excess of the total net profits of the current year and the combined retained profits of the previous two years. As of July 1, 2005, the subsidiary banks could pay dividends to Highlands Bankshares, Inc. of approximately $5,026,000 without permission of the regulatory authorities.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Capital

The Company seeks to maintain a strong capital base to expand facilities, promote public confidence, support current operations and grow at a manageable level. As of June 30, 2005, the Company was above the regulatory minimum levels of capital. The table below summarizes the capital ratios for the Company and its subsidiary banks as of June 30, 2005 and December 31, 2004:


                            June 30, 2005            December 31, 2004
                          Actual   Regulatory      Actual      Regulatory
                           Ratio     Minimum       Ratio        Minimum
                          -----     --------       ------       ---------
Total Risk Based Capital
   Ratio
Highlands Bankshares      15.10%     8.00%         14.71%       8.00%
Capon Valley Bank         12.94%     8.00%         12.82%       8.00%
The Grant County Bank     15.94%     8.00%         15.68%       8.00%

Tier 1 Leverage Ratio
Highlands Bankshares      10.25%     3.00%         10.14%       3.00%
Capon Valley Bank          8.64%     3.00%          8.57%       3.00%
The Grant County Bank     10.93%     3.00%         11.01%       3.00%

Tier 1 Risk Based Capital Ratio
Highlands Bankshares      13.89%     4.00%         13.58%       4.00%
Capon Valley Bank         11.69%     4.00%         11.57%       4.00%
The Grant County Bank     14.78%     4.00%         14.64%       4.00%


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

     Interest rate market conditions may also affect portfolio composition of both assets and liabilities. Traditionally, the Company's subsidiary banks have primarily offered one year adjustable rate mortgages (ARMs) to its mortgage loan customers. However, the low interest rate environment has created intense competition, especially from larger banking institutions and finance companies offering long term fixed rate mortgages. As a result, the Company in recent periods has begun to write more mortgage loans with adjustable rates and maturities greater than one year. The increase in new ARM and balloon loans with two, three and five year adjustable rates has caused a shift in the maturity composition of the loan portfolio. This shift to longer term rates is partially responsible for the average rates earned on the loan portfolio to lag behind increases in rates paid on deposits and rates earned on other earning assets.

Also as a result of the low interest rate environment, depositors have seemed, in recent periods, reluctant to commit to longer term time deposits and in many instances appeared to be holding monies temporarily in interest bearing transaction accounts in anticipation of rising rates in the coming periods. This trend has begun to reverse slightly as time deposit balances began to rise slightly during 2005. At December 31, 2004 balances of interest bearing transaction accounts were $75,342,000 but by June 30, 2005 balances in these accounts had fallen to $73,932,000. Were interest rates to rise sharply in the coming periods, some of the monies now in interest bearing transaction and savings accounts may shift to time deposits, causing a rise in the Company's cost of funds. Alternatively, these balances may be transferred by customers to other financial institutions offering higher deposit rates, and requiring the Company to match such rates.

Increases in loan demand have created the need in recent quarters for increased borrowings from the FHLB. Should loan demand continue to grow, increases in borrowing from the FHLB may be required. Recent rate trends have, in certain instances, made borrowing from the FHLB more attractive than increasing deposit balances by the utilization of rate or other incentives, which could have the effect of increasing interest expense at a rate greater than the increase in interest revenues. As such, the Company has chosen to fund its 2005 growth through greater borrowings than in the past. However, increased deposit incentives in the form of higher rate features may be required in coming periods if loan demand grows at a rate whereby current sources of funds will not be sufficient to support loan funding or if FHLB loan rates become less favorable. This would have the effect of increasing the Company's cost of funds. The subsidiary banks of the Company maintain sufficient ability to borrow funds from the Federal Home Loan Bank (FHLB) for use in loan funding and there has been no recent indication which would lead Management to believe that FHLB borrowing rates would rise to levels which would adversely affect interest margin spreads. While Management does not foresee being forced in future periods to pay above market rates on its funding, extreme loan growth may cause this scenario to occur, thereby reducing net interest margin spread

The following table illustrates the Company's sensitivity to interest rate changes as of June 30, 2005 (in thousands):

                                                              More than
                                                              5 Years
                        1 - 90  91 - 365  1 to 3    3 to 5   or Without
                         Days     Days     Years    Years     Maturity    Total
EARNING ASSETS

   Loans              $42,317   $106,605  $82,358   $11,754   $10,904  $253,938
   Fed funds sold      10,631                                            10,631
   Securities           5,873     11,399    6,035       911       700    24,918
   Time deposits in
     other
     banks              1,263        100                                  1,363
                       ------    -------   ------    ------    ------   -------

   Total               60,084    118,104   88,393    12,665    11,604   290,850
                       ------    -------   ------    ------    ------   -------



INTEREST BEARING LIABILITIES

   Money market
      savings          24,902                                            24,902
   Savings accounts    49,030                                            49,030
   Time deposits       18,188     60,587   51,654    13,840             144,269
   Borrowed money         448      1,198    3,310     3,476     7,407    15,839
                       ------    -------   ------    ------    ------   -------

   Total               92,568     61,785   54,964    17,316     7,407   234,040
                       ------    -------   ------    ------    ------   -------

Rate sensitivity GAP  (32,484)    56,319   33,429    (4,651)    4,197    56,810

Cumulative GAP        (32,484)    23,835   57,264    52,613    56,810

Ratio of cumulative
   interest sensitive
   assets
   to cumulative
   interest
   sensitive
   liabilities          64.91%    115.44%  127.36%   123.22%    124.27%

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


Item 1. Legal Proceedings -               Not Applicable

Item 2. Changes in Securities -           Not Applicable

Item 3. Defaults Upon Senior Securities - Not Applicable

Item 4. Submission of Matters to a Vote
        of Security Holders -

        On May 10, 2005, the stockholders held their annual meeting. The following items were approved by the shareholders by the required majority or plurality:

        1) Election of the Board of Directors as proposed in the proxy material without any additions or exceptions.
               Alan L. Brill        895,375 For; 19,344 Withhold Authority
               Kathy Kimble         895,625 For; 19,094 Withhold Authority
               Courtney Tusing      912,195 For;   2,524 Withhold Authority
               John G. VanMeter     898,792 For;  5,274 Withhold Authority

        2) Ratification of S. B. Hoover & Company, L.L.P. as auditors for the year ending December 31, 2005; 887,795 For; 19,808 Against; 7,116 Abstain


Item 5. Other Information -               Not Applicable

Item 6. Exhibits

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

32.1    Statement of Chief Executive Officer Pursuant to 18  U.S.C. ss. 1350.

32.2    Statement of Chief Financial Officer Pursuant to 18 U.S.C. ss. 1350.

                                   Signature



    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       HIGHLANDS BANKSHARES, INC.


                                       /s/ C. E. PORTER
                                       ---------------------------
                                       C.E. Porter
                                       President


                                       /s/ R. ALAN MILLER
                                       ---------------------------
                                       R. Alan Miller
                                       Finance Officer


August 11 , 2005