Form 10-Q
period 2005-09-30
HIGHLANDS BANKSHARES INC /WV/
filed 2005-11-14
CIK 756862

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-Q

(Mark One)

[ X ] Quarterly  Report  Pursuant to Section 13 or 15(d) of the  Securities
      Exchange  Act of 1934
      For the quarterly period ended September 30, 2005

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

      Indicate  by check mark  whether  the issuer is a shell  company  (as
defined in Rule 12b-2 of the Exchange Act).  Yes      No  X
                                                -----    ------

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

      As of  October 31,  2005, 1,436,874 shares of Common Stock, $5 Par Value

                           HIGHLANDS BANKSHARES, INC.

                                     INDEX


                                                                         Page

PART I    FINANCIAL INFORMATION

Item 1.   Financial Statements

          Unaudited Consolidated Statements of Income - Nine Months
          Ended September 30, 2005 and 2004                               2

          Unaudited Consolidated Statements of Income - Three Months
          Ended September 30, 2005 and 2004                               3

          Unaudited Consolidated Balance Sheet - September 30, 2005 and
          Audited Consolidated Balance Sheet--December 31, 2004           4

          Unaudited Consolidated Statements of Changes in Stockholders'
          Equity - Nine Months Ended September 30, 2005 and 2004          5

          Unaudited Consolidated Statements of Cash Flows - Nine Months
          Ended September 30, 2005 and 2004                               6

          Notes to Consolidated Financial Statements                      7

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations                  11

Item 3.   Quantitative and Qualitative Disclosures about Market Risk     27

Item 4.   Controls and Procedures                                        29


PART II   OTHER INFORMATION

Item 1.   Legal Proceedings                                              30

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds    30

Item 3.   Defaults upon Senior Securities                                30

Item 4.   Submission of Matters to a Vote of Security Holders            30

Item 5.   Other Information                                              30

Item 6.   Exhibits                                                       30


          SIGNATURES                                                     31

Part I  Financial Information
Item 1 Financial Statements
                          HIGHLANDS BANKSHARES, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
              (In Thousands of Dollars Except Per Share Amounts)
                                   (Unaudited)
                                                           Nine Months Ended
                                                             September 30
                                                          2005        2004
Interest Income
   Interest and fees on loans                           $ 13,620    $12,417
   Interest on federal funds sold                            202        128
   Interest on time deposits                                  26         13
   Interest and dividends on investment
     securities (note 2)                                     558        607
                                                         -------     ------

   Total Interest Income                                  14,406     13,165
                                                         -------     ------

Interest Expense
   Interest on deposits  (note 7)                          3,674      3,354
   Interest on borrowed money                                476        197
                                                         -------     ------

   Total Interest Expense                                  4,150      3,551
                                                         -------     ------

Net Interest Income                                       10,256      9,614

Provision for Loan Losses                                    690        600
                                                         -------     ------

Net Interest Income After Provision for Loan Losses        9,566      9,014
                                                         -------     ------

Noninterest Income
   Service charges                                           625        597
   Insurance related income                                  153        194
   Investment in insurance contracts                         200        189
   Other                                                     295        215
                                                         -------     ------

   Total Noninterest Income                                1,273      1,195
                                                         -------     ------

Noninterest Expense
   Salaries and employee benefits                          3,692      3,553
   Equipment and occupancy expense                           922        905
   Data processing                                           460        508
   Legal and professional fees                               338        268
   Directors fees                                            256        267
   Other                                                   1,088      1,135
                                                         -------     ------

   Total Noninterest Expense                               6,756      6,636
                                                         -------     ------

Income Before Income Taxes                                 4,083      3,573

Provision for Income Taxes                                 1,372      1,189
                                                         -------     ------

Net Income                                              $  2,711    $ 2,384
                                                         =======     ======

Per Share Data

   Net Income                                           $   1.89    $  1.66
                                                         =======     ======

   Cash Dividends                                       $    .60    $   .45
                                                         =======     ======

Weighted Average Common Shares Outstanding             1,436,874  1,436,874
                                                       =========  =========

       The accompanying notes are an integral part of these statements.

                          HIGHLANDS BANKSHARES, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
              (In Thousands of Dollars Except Per Share Amounts)
                                   (Unaudited)
                                                         Three Months Ended
                                                            September 30
                                                          2005        2004
Interest Income
   Interest and fees on loans                           $  4,704    $ 4,189
   Interest on federal funds sold                            101         45
   Interest on time deposits                                  15          6
   Interest and dividends on investment
     securities (note 2)                                     188        195
                                                         -------     ------

   Total Interest Income                                   5,008      4,435
                                                         -------     ------

Interest Expense
   Interest on deposits  (note 7)                          1,326      1,073
   Interest on borrowed money                                167         69
                                                         -------     ------

   Total Interest Expense                                  1,493      1,142
                                                         -------     ------

Net Interest Income                                        3,515      3,293

Provision for Loan Losses                                    255        195
                                                         -------     ------

Net Interest Income After Provision for Loan Losses        3,260      3,098
                                                         -------     ------

Noninterest Income
   Service charges                                           234        214
   Insurance related income                                   29         68
   Investment in insurance contracts                          79         88
   Other income                                              109         81
                                                         -------     ------

   Total Noninterest Income                                  451        451
                                                         -------     ------

Noninterest Expense
   Salaries and employee benefits (note 8)                 1,227      1,210
   Equipment and occupancy expense                           316        314
   Data processing expense                                   155        164
   Legal and professional fees                               170         89
   Directors fees                                             82         88
   Other                                                     355        377
                                                         -------     ------

   Total Noninterest Expense                               2,305      2,242
                                                         -------     ------

Income Before Income Taxes                                 1,406      1,307

Provision for Income Taxes                                   463        432
                                                         -------     ------

Net Income                                              $    943    $   875
                                                         =======     ======

Per Share Data

   Net Income                                           $    .66    $   .61
                                                         =======     ======

   Cash Dividends                                       $    .20    $   .15
                                                         =======     ======

Weighted Average Common Shares Outstanding             1,436,874  1,436,874
                                                       =========  =========

       The accompanying notes are an integral part of these statements.

                          HIGHLANDS BANKSHARES, INC.
                          CONSOLIDATED BALANCE SHEETS
                           (In Thousands of Dollars)

                                                     September 30, December 31,
                                                        2005          2004
                                                      (unaudited)  (audited)
   ASSETS

Cash and due from banks - noninterest bearing         $  7,698    $  6,187
Time deposits in other banks                             1,448         651
Federal funds sold                                      10,982       4,006
Securities held to maturity (note 2)                       491       1,162
Securities available for sale (note 2)                  23,408      24,702
Other investments (note 3)                               1,336       1,165
Loans, net of unearned interest (note 4)               255,874     248,517
Allowance for loan losses (note 5)                      (2,919)     (2,530)
Bank premises and equipment                              6,468       6,809
Interest receivable                                      1,638       1,436
Investments in insurance contracts (note 6)              5,991       5,809
Other assets                                             1,709       2,078
                                                       -------     -------

   Total Assets                                       $314,124    $299,992
                                                       =======     =======

     LIABILITIES

Deposits:
   Noninterest bearing demand deposits                $ 41,938    $ 37,522
   Interest bearing
     Savings and interest bearing demand deposits       72,809      75,342
     Time deposits (note 7)                            146,472     141,527
                                                       -------     -------

   Total Deposits                                      261,219     254,391

Short term debt (note 9)                                             2,000
Long term debt (note 9)                                 15,702       8,377
Accrued expenses and other liabilities                   3,725       3,569
                                                       -------     -------

   Total Liabilities                                   280,646     268,337
                                                       -------     -------

   STOCKHOLDERS' EQUITY

Common stock ($5 par value, 3,000,000 shares
   authorized, 1,436,874 shares outstanding)             7,184       7,184
Surplus                                                  1,662       1,662
Retained earnings                                       24,877      23,028
Accumulated other comprehensive loss                      (245)       (219)
                                                       --------    --------

   Total Stockholders' Equity                           33,478      31,655
                                                       -------     -------

   Total Liabilities and Stockholders' Equity         $314,124    $299,992
                                                       =======     =======

       The accompanying notes are an integral part of these statements.

                          HIGHLANDS BANKSHARES, INC.
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                           (In Thousands of Dollars)
                                   (Unaudited)


                                                          Accumulated
                                                            Other
                            Common              Retained  Comprehensive
                            Stock     Surplus   Earnings    Income       Total
                            ------    -------   --------   -----------   -----
Balance December 31, 2004   $7,184    $1,662    $23,028    $  (219)    $31,655
Comprehensive Income
   Net income                                     2,711                  2,711
   Net change in
     unrealized
     depreciation on
     investment
     securities available
     for sale,
     net of taxes of $15                                       (26)        (26)
                             -----    -----     ------       ------       -----

   Total Comprehensive Income                                          $ 2,685

   Dividends paid in cash                          (862)                  (862)
                             -----    -----     ------       ------       -----

Balances September 30, 2005 $7,184    $1,662    $24,877    $  (245)    $33,478
                            =======  =======   ========     =======    =======



                                                          Accumulated
                                                            Other
                            Common              Retained  Comprehensive
                            Stock     Surplus   Earnings    Income       Total
                            ------    -------   --------  -------------  -----
Balance December 31, 2003   $7,184    $1,662    $20,727    $   (24)    $29,549
Comprehensive Income
   Net income                                     2,384                  2,384
   Net change in
     unrealized
     appreciation on
     investment
     securities available
     for sale,
     net of taxes of $53                                       (93)        (93)
                             -----     -----     ------      ------       -----

   Total Comprehensive Income                                          $ 2,291

   Dividends paid in cash                          (647)                  (647)
                             -----     -----     ------      ------       -----

Balances September 30, 2004 $7,184    $1,662    $22,464    $  (117)    $31,193
                            ======   =======   ========     =======    =======

       The accompanying notes are an integral part of these statements.

                          HIGHLANDS BANKSHARES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (In Thousands of Dollars)
                                   (Unaudited)

                                                          Nine Months Ended
                                                            September 30
                                                          2005        2004
Cash Flows from Operating Activities:
   Net income                                           $  2,711    $ 2,384
   Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depreciation                                          494        500
       Net securities amortization                            47        208
       Provision for loan losses                             690        600
       Income from insurance investments                    (182)      (170)
       Decrease (increase) in interest receivable           (202)       205
       Decrease in other assets                              397        408
       Increase in accrued expenses                          156        182
                                                         -------     ------

   Net Cash Provided by Operating Activities               4,111      4,317
                                                         -------     ------

Cash Flows from Investing Activities:
   Net change in time deposits in other banks               (797)       460
   Net change in federal funds sold                       (6,976)    11,046
   Proceeds from maturities of securities
      available for sale                                   7,380     14,267
   Proceeds from maturities of securities
      held to maturity                                       670        201
   Purchase of securities available for sale              (6,186)    (6,994)
   Purchase of other investments                            (171)       (30)
   Net change in loans                                    (7,658)   (16,569)
   Purchase of property and equipment                       (153)      (172)
                                                         --------    ------

   Net Cash Provided by (Used in) Investing Activities   (13,891)     2,209
                                                         --------    ------

Cash Flows from Financing Activities:
   Net change in time deposits                             4,945    (15,629)
   Net change in other deposits                            1,883      8,711
   Dividends paid in cash                                   (862)      (647)
   Additional short term borrowings                        1,500
   Repayment of short term borrowings                     (3,500)
   Repayment of long term debt                              (375)      (604)
   Additional long term debt                               7,700      1,000
                                                         -------     ------

   Net Cash Provided by (Used in) Financing Activities    11,291     (7,169)
                                                         -------     --------

Net Increase (Decrease) in Cash and Cash Equivalents       1,511       (643)

Cash and Cash Equivalents, Beginning of Period             6,187      7,214
                                                         -------     ------

Cash and Cash Equivalents, End of Period                $  7,698    $ 6,571
                                                         =======     ======

Supplemental Disclosures:
   Cash Paid For:
     Income taxes                                       $    911    $   696
     Interest                                              3,972      3,757

       The accompanying notes are an integral part of these statements.

                          HIGHLANDS BANKSHARES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1    ACCOUNTING PRINCIPLES:

          The consolidated financial statements conform to U. S. generally accepted accounting principles and to general industry practices. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position as of September 30, 2005 and the results of operations for the three month and nine month periods ended September 30, 2005 and 2004.

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

          The amortized cost and fair value of securities held to maturity as of September 30, 2005 and December 31, 2004, are as follows (in thousands):

                                           2005                   2004
                                           ----                   ----
                                    Amortized   Fair       Amortized  Fair
                                      Cost      Value       Cost      Value

          Obligations of states and
            political subdivisions  $   491   $   496      $1,162   $ 1,187
                                     ------    ------       -----    ------

            Total                   $   491   $   496      $1,162   $ 1,187
                                     ======    ======       =====    ======


             The amortized cost and fair value of securities available for sale as of September 30, 2005 and December 31, 2004 are as follows (in thousands):

                                           2005                    2004
                                           ----                    ----
                                   Amortized    Fair      Amortized      Fair
                                      Cost      Value       Cost         Value

          US Treasury securities and
            obligations of
            US Government
            corporations and
            agencies                $17,423   $17,321      $18,248     $18,164
          Mortgage-backed securities  3,636     3,639        4,669       4,693
          Obligations of states and
            political subdivisions    2,424     2,420        1,811       1,817
          Other investments              28        28           28          28
                                     ------    ------        -----      ------

            Total                   $23,511   $23,408      $24,756     $24,702
                                     ======    ======       ======      ======

                          HIGHLANDS BANKSHARES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2    SECURITIES (continued):

          Taxable and non-taxable interest and dividends on investment securities for the three month and nine month periods ended September 30, 2005 and 2004 are as follows (in thousands):

                        Nine Months Ended           Three Months Ended
                           September 30,              September 30,
                         2005       2004            2005        2004
                         -----     -----           -----       ------
          Taxable       $  481     $  511          $  164      $  166
          Non-taxable       77         96              24          29
                         -----      -----           -----       -----

          Total         $  558     $  607          $  188      $  195
                         =====      =====           =====       =====


NOTE 3    OTHER INVESTMENTS:

          Other investments totaling $ 1,336,000 as of September 30, 2005 include investments in the Federal Home Loan Bank and other governmental entities whose transferability is restricted.


NOTE 4    LOANS:

          A summary of loans outstanding as of September 30, 2005 and December 31, 2004 is as follows (in thousands):

                                                        2005         2004
                                                       ------      -------

          Commercial                                  $ 50,835    $ 52,814
          Real estate - construction                    11,362       8,850
                      - mortgages                      149,914     140,761
          Consumer                                      43,763      46,092
                                                       -------     -------

            Loans outstanding                         $255,874    $248,517
                                                       =======     =======

          In addition to loans to fund construction and traditional mortgage loans, portions of the portfolio identified as commercial are also secured by real estate.


NOTE 5    ALLOWANCE FOR LOAN LOSSES:

          A summary of transactions in the allowance for loan losses for the nine months ended September 30, 2005 and 2004 follows:

                                                        2005         2004
                                                      --------     --------

          Balance, beginning of period                $  2,530    $  2,463
          Provisions charged to operating expenses         690         600
          Loan recoveries                                  144         256
          Loan charge-offs                                (445)       (956)
                                                       --------    -------

            Balance, end of period                    $  2,919    $  2,363
                                                       =======     =======

                          HIGHLANDS BANKSHARES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6    INVESTMENT IN INSURANCE CONTRACTS:

          Investment in insurance contracts consist of single premium insurance contracts which have the dual purposes of providing a rate of return to the Company which approximately equals the Company's average cost of funds and providing life insurance and retirement benefits to certain executives. The carrying value of these investments was $5,991,000 at September 30, 2005 and $5,809,000 at December 31, 2004.


NOTE 7    DEPOSITS:

          Balances of time deposits over $100,000 and time deposits less than $100,000 at September 30, 2005 and December 31, 2004 are set forth below (in thousands):

                                           2005          2004
                                          ------       --------

          Time deposits over $100,000    $ 42,454     $ 39,402
          All other time deposits         104,018      102,125
                                          -------      -------

          Total time deposits            $146,472     $141,527

          Interest expense for time deposits over $100,000 for the nine month and three month periods ended September 30, 2004 and September 30, 2003 are set forth below (in thousands):


                            Nine Months           Three Months
                         Ended September 30    Ended September 30
                          2005      2004         2005     2004
                          -----    -----         -----   ------

                         $  997   $  943        $  360   $  304


          The following is a summary of the maturity distribution of all time deposits of $100,000 or more as of September 30, 2005 (in thousands):

                                                      Amount
                                                     --------

                        1-90 Days                    $ 5,660
                        91-365 Days                   15,788
                        1-3 Years                     17,098
                        3-5 Years                      3,908
                                                      ------
                        Total                        $42,454
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

          The Grant County Bank is a member of the West Virginia Bankers' Association Retirement Plan. Benefits under the plan are based on compensation and years of service with 100% vesting after seven years of service. Prior to 2002, the Plan's assets were in excess of the projected benefit obligations and thus the Bank was not required to make contributions to the Plan in 2003, 2002 or 2001. The bank was required to make a contribution in 2004 and will be required to make contributions in 2005 due to the inability of the investment portfolio to meet its expected return in recent years. The Bank has recognized liabilities of $438,000 at September 30, 2005 as a result of this shortfall. The following table provides the components of the net periodic benefit cost for the plan for the nine month periods ended September 30, 2005 and 2004 (in thousands of dollars):

                                           2005           2004
                                           ------       ------
          Service Cost                    $   92        $   86
          Interest Cost                      134           122
          Expected return on plan assets    (141)         (131)
          Amortization of unrecognized
          prior service cost                   8            11
          Recognized net actuarial loss       20             8
                                           -----        ------

          Net periodic expense            $  113        $   96
                                           =====         =====


NOTE 9      DEBT INSTRUMENTS:

          The Company continues to borrow money from the Federal Home Loan Bank of Pittsburgh (FHLB) to meet specific long term funding needs. Within the year, the Company borrowed an additional $7,700,000 in long term debt and repaid $375,000 to the FHLB. Also, during the first quarter of 2005, the Company initiated short term borrowings from the FHLB of $1,500,000 and made repayments of $3,500,000. As of September 30, 2005, the Company had no balances of short term borrowings. The interest rates of the notes payable as of September 30, 2005 range from 2.51% to 6.12%. The weighted average interest rate was 4.25% at September 30, 2005 The debt is secured by the general assets of the Banks.

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

Overview

At September 30, 2005, earnings for Highlands Bankshares year to date during 2005 represent an increase of 13.72% over the same period in 2004. The Company experienced a 6.68% growth in net interest income although a 9.43% increase in interest income was offset by a 16.87% increase in overall interest expense. Non interest expense was relatively flat compared to a year ago, increasing 1.81% for the first nine months of 2005 as compared to the same period in 2004. To a large extent, the base of operations of the Company in terms of full time employees and physical infrastructure has remained constant over the past several quarters. During this same time period, assets, particularly loans, have increased, contributing to greater profitability. Income for the nine months ended produced a Return on Average Assets of 1.17% compared to 1.06% for the same period in 2004 and .85% for the first nine months of 2003. Return on Average Equity (ROAE) for the nine months ended September 30, 2005 was 10.8% compared to 10.38% for the same period a year ago and 8.75% for the first three quarters of 2003.

Total assets have increased 4.71% since December 31, 2004 and stand at $314,124,000 at September 30, 2005. Although loan demand appears to have slowed slightly in the third quarter of 2005, the Company has experienced a 2.96% increase in loans since December 31, 2004, (an increase on an annualized basis of 3.95%). As earnings on loans represent the largest portion of the Company's income, continued strong loan demand represents a key factor in the Company's continued profitability. Demand for the Company's deposit products remains adequate to, in combination with borrowings from the Federal Home Loan Bank, fund loan growth.

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Overview (continued)

Income for the quarter ended September 30, 2005 increased 7.77% as compared to the third quarter of 2004. Net interest income for the quarter increased 6.74% as compared to last year, despite a 30.74% increase in interest expense. Non-interest income was flat year over year as increases in service charges on accounts and other miscellaneous fee income offset a $39,000 decrease in insurance earnings. Increases in legal and professional fees contributed a large portion of 2.81% increase in non interest expense. Earnings for the quarter produced a Return on Average Equity of 11.21% and a Return on Average Assets of 1.19%

Highlands' results of operations are discussed in greater detail following. Unless otherwise specifically noted, the underlying causes for changes in results for the quarter ended September 30, 2005 as compared to the same quarter in 2004 are substantially the same as the causes discussed for the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004.


Net Interest Income

Year To Date

Although average balances of earning assets increased on 3.01% and the average ratio of earning assets to interest bearing liabilities increased only slightly (from 1.22 times in 2004 to 1.24 times in 2005), net interest income, on a fully taxable equivalent basis, for the nine months ended September 30, 2005 increased 6.54% over the same period in 2004. The Company's net interest margin for the first three quarters of 2005 increased 16 basis points to 4.79%

An increase of 32 basis points on the average interest cost to interest bearing liabilities was offset by an increase of 39 basis points on the average rate earned on earning assets. Average rates earned on each of the categories of earning assets, Loans, Federal Funds sold, interest bearing deposits, and securities, increased only slightly. However, average balances of loans, a comparatively higher earning asset, represented 87.66% of total earning assets during 2005 compared to 82.78% during 2004. This increase in loans was a heavy contributor to the 39 basis point increase. The average loan to deposit ratio for the first three quarters of 2005 was 97.72% compared to 88.79% for the first nine months of 2004.

The subsidiary banks have increasingly used debt instruments from the Federal Home Loan Bank (FHLB) to fund loan growth versus paying above market rates to attract time deposits. As a result the average balances of borrowed funds, both long-term and overnight, increased 161.72% as compared to a year ago. Average balances of interest bearing deposits decreased 2.34% as compared to 2004 while average rates on interest bearing deposits increased 25 basis points, causing an increase of $320,000 in interest expense paid on deposits.

The table on page 15 summarizes the Company's net interest margin for nine month period ended September 30, 2005 as compared to 2004.

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Net Interest Income (continued)


Quarter Ended September 30

Net interest income for the quarter ended September 30, 2005 increased 6.65% as compared to the same quarter a year ago. A 5.39% increase in the average balances of earning assets and an increase of 44 basis points on the rates earned on these assets was offset in part by an increase in average balances of interest bearing liabilities of 4.36% and a 50 basis point increase in the average rates paid on these liabilities.

As with the nine month comparison, quarterly net interest income for the third quarter of 2005 as compared to the third quarter of 2004 was impacted by the increase in average loans, both in whole and as a percent of earning assets. While average rates earned on each category of earning assets increased marginally, (with the exception of earnings on Federal Funds sold, which experienced large rate increases), the overall average rates on earning assets increased significantly as loans, a relatively higher earning asset, increased as a percentage of total earning assets.

Because of the recent increases by the Federal Reserve Board in the target rate of Federal Funds sold, and the subsequent increase in market rates paid to depositors, average rates paid on deposits continues to increase as evidenced by a 32 basis point increase in average rates paid on money market accounts, a 36 basis point increase in average rates paid on savings accounts, and an increase of 46 basis points for interest on time deposits.

The table on page 16 summarizes the Company's net interest margin for three month period ended September 30, 2005 as compared to 2004.

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Net Interest Income (continued)


                                            HIGHLANDS BANKSHARES, INC.
                     NET INTEREST MARGIN FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2005 AND 2004
                                           (Dollar Amounts in Thousands)

                                   September 30, 2005                    September  30, 2004
                        ----------------------------------      -----------------------------------
                           Average      Income/                 Average       Income/
                           Balance      Expense      Rate       Balance       Expense        Rate


Interest Earning Assets
   Loans (1,3)            $252,118      $13,620      7.22%     $  231,218     $ 12,417      7.18%
   Federal funds sold        8,675          202      3.11%         16,521          128      1.03%
   Interest bearing
     deposits                1,320           26      2.63%          1,469           13      1.18%
   Investments
     Taxable (4)            22,565          481      2.85%         26,632          511      2.56%
     Tax exempt (2,4)        2,921          123      5.63%          3,366          152      6.03%
                             -----        -----      ----           -----        -----      -----

   Total Earning Assets    287,599       14,452      6.72%        279,206       13,221      6.33%
                                         ------      ----          ------       -----

Noninterest Earning Assets
   Cash and due from banks   6,949                                  6,715
   Allowance for loan
      losses                (2,716)                                (2,395)
   Insurance contracts       5,898                                  5,635
   Other assets             12,323                                 10,725
                            ------                                 ------
Total Assets              $310,053                               $299,886
                          ========                               ========



Interest Bearing Liabilities
   Money markets          $ 25,244          133       .70%       $ 23,361           64       .37%
   Savings                  48,882          307       .84%         52,597          219       .56%
   Time deposits           143,892        3,234      3.00%        147,286        3,071      2.79%
   Short term debt              38            1      2.40%
   Long term debt           14,561          475      4.36%          5,578          197      4.72%
                            ------        -----      ----          ------        -----      -----
   Total Interest Bearing
     Liabilities           232,617        4,150      2.39%        228,822        3,551      2.07%
                                          -----      ----                        -----      -----


Non Interest Bearing
  Liabilities
   Demand deposits          39,973                                 37,054
   Other Liabilities         4,744                                  3,319
Shareholder's Equity        32,719                                 30,691
                            ------                                 ------

Total Liabilities and
   Shareholder's Equity   $310,053                               $299,886
                          ========                               ========


   Net Interest Income                  $10,302                                 $9,670
                                         ======                                  =====

   Net Yield on Interest Earning
     Assets                                          4.79%                                  4.63%
                                                     ====                                   =====

(1)  Interest income on loans includes loan fees.
(2)  On a taxable equivalent basis based on a tax rate of 37%.
(3)  Average Balances include non-accrual loans
(4) Average balance information is reflective of historical cost and has not been adjusted for changes in market value.

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Net Interest Income (continued)



                                                        HIGHLANDS BANKSHARES, INC.
                          NET INTEREST MARGIN FOR THE THREE MONTH PERIODS ENDED SEPTEMBER 30, 2005 AND 2004
                                                      (Dollar Amounts in Thousands)
                                     September 30, 2005                          September 30, 2004
                             ----------------------------------       -------------------------------------
                              Average         Income/                   Average        Income/
                              Balance         Expense      Rate         Balance        Expense      Rate

Interest Earning Assets
   Loans (1,3)               $ 254,577        $  4,704     7.33%       $ 235,163       $4,189       7.09%
   Federal funds sold           11,987             101     3.34%          13,119           45       1.36%
   Interest bearing deposits     1,560              15     3.81%           1,477            5       1.35%
   Investments
     Taxable (4)                22,196             164     2.93%          25,242          166       2.62%
     Tax exempt (2,4)            2,865              38     5.26%           3,201           46       5.72%
                                 -----           -----     ----           ------        -----       -----
   Total Earning Assets        293,185           5,022     6.80%         278,202        4,451       6.36%
                                                 -----     ----           ------        -----

Non Interest Earning Assets
   Cash                          7,296                                     6,867
   Allowance for loan losses    (2,872)                                   (2,369)
   Insurance contracts           5,960                                     5,694
   Other assets                 10,120                                     9,123
                                ------                                     -----
Total Assets                 $ 313,689                                 $ 297,517
                             =========                                 =========

Interest Bearing Liabilities
   Money markets                25,031              46      .74%          23,550           25        .42%
   Savings                      48,626             115      .94%          53,555           78        .58%
   Time deposits               145,867           1,165     3.17%         142,567          970       2.71%
   Other borrowed money         15,779             167     4.20%           5,791           69       4.74%
                               -------           -----     -----        --------        -----       -----
   Total Interest Bearing
     Liabilities               235,303           1,493     2.52%         225,463        1,142       2.02%
                                                 -----     -----                        -----       -----

Non Interest Bearing Liabilities
   Demand deposits              41,073                                    37,786
   Other Liabilities             3,906                                     3,290
Shareholder's Equity            33,407                                    30,978
                                ------                                    ------

Total Liabilities and
   Shareholder's Equity       $313,689                                  $297,517
                              ========                                  ========


   Net Interest Income                           3,529                                  3,309
                                                 =====                                  =====

   Net Yield on Interest Earning
     Assets                                                4.78%                                    4.73%
                                                            ====                                    =====

(1)  Interest income on loans includes loan fees.
(2)  On a taxable equivalent basis based on a tax rate of 37%.
(3)  Average Balances include non-accrual loans
(4) Average balance information is reflective of historical cost and has not been adjusted for changes in market value.

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

Credit Quality

Balances of non-performing loans increased 62.72% from December 31, 2004 to September 30, 2005. This is largely due to the addition of the loans of a large commercial customer being placed in non-accrual status. Balances of loans 30 days or more delinquent have declined from 2.99% at December 31, 2004 to 2.94% at September 30, 2005.

Nonperforming loans include nonaccrual loans, loans 90 days or more past due and restructured loans. Nonaccrual loans are loans on which interest accruals have been suspended or discontinued permanently. Restructured loans are loans on which the original interest rate or repayment terms have been changed due to financial hardship of the borrower.

The following table summarizes the company's non-performing loans as of September 30, 2005, December 31, 2004 and September 30, 2004:


                                       September 30,  December 31,  September 30
                                           2005           2004          2004
                                           ----           ----          ----
      (in thousands)
      Non-accrual loans                   $1,017        $  530        $  653
      Loans past due 90 days or more
         and still accruing interest         716           535           534
                                           -----         -----         -----
      Total                               $1,733        $1,065        $1,187
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

The carrying value of foreclosed property at September 30, 2005 was $45,000. All foreclosed property held as of September 30, 2005 was in the Company's primary service area. The Company's practice is to value real estate acquired through foreclosure at the lower of (i) an independent current appraisal or market analysis less anticipated costs of disposal, or (ii) the existing loan balance. The Company is actively marketing all foreclosed real estate and does not anticipate material write-downs in value before disposition.

As of September 30, 2005, the Company had two potential problem loan as defined in SEC Industry Guide III that would require disclosure. Both of these loans are described below.

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Credit Quality (continued)

In July 2004, the Company received notice that a large commercial loan customer had filed for Chapter 11 bankruptcy protection. Depending upon the final outcome of the bankruptcy proceedings, the Company may be forced to reclassify the loans made to this customer, which total approximately $1.375 million, to non-accrual status. If these loans are reclassified to non-accrual, this will have a negative impact on interest revenue and net income to the extent that any interest accruing to the loans of this customer would not be recognized as income. At present, the interest earned on the loans to this customer total approximately $100,000 per annum. The loans to this customer are deemed by Management to be well secured, and if a foreclosure is required, the Company expects there to be no loss on the sale of the collateral. Since the bankruptcy filing, this customer has continued to make payments of both principal and interest, and though remaining moderately delinquent, these payments have been sufficient to consistently keep the customer less than 60 days past due.

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

The following table shows the allocation of loans in the loan portfolio and the corresponding amounts of the allowance allocated by loan types as of September 30, 2005 and December 31, 2004:

                            September 30, 2005       December 31, 2004
                           -------------------       ----------------

   Loan                  Allowance    Percentage   Allowance      Percentage
   Type                  Allocation    of Loans    Allocation     of Loans
   ----                  ----------   ----------   ----------     ---------
Commercial               $   667         20%       $   697          21%
Mortgage                     931         63%           853          60%
Consumer                   1,254         17%           970          19%
Unallocated                   67                        10
                           -------    ------       -------        ------
   Totals                $ 2,919        100%       $ 2,530         100%
                          ========    ======       =======        ======

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

As of September 30, 2005, the Company's Allowance as a percentage of loans outstanding had risen to 1.14% from 1.02% at December 31, 2004. As the Company's loan portfolio has grown, management has determined that the level of the Company's allowance for loan losses should increase accordingly. In addition, due to a recent increase in nonperforming loans and the potential for losses arising from these loans, an additional provision for loan losses was made during the third quarter. As a result, the Company's allowance for loan losses is $389,000 larger at September 30, 2005 than at 2004 and the allowance as compared to gross loans has increased over this same time period.

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Allowance For Loan Losses (continued)

An analysis of the components of net charge-offs for the nine month periods ended September 30, 2005 and September 30, 2004 and for the quarters ended September 30, 2005 and September 30, 2004 is set forth in the following table (in thousands):

                                       Quarter Ended      Nine Months Ended
                                       September 30,       September 30,
                                       2005     2004       2005    2004

   Charge-Offs                       $  (174) $  (237)   $ (445)  $ (956)
   Recoveries                             59       67       144      256
                                      ------   ------      -----    -----
   Total net charge-offs                (115)    (170)     (301)    (700)

   Components of net charge-offs:
      Real estate                         (8)    (121)       (9)    (386)
      Commercial                          18      (26)      (20)     (92)
      Installment                       (125)     (23)     (272)    (222)
                                       ------  -------     -----    ------

      Total                          $  (115) $  (170)   $ (301)  $ (700)
                                      =======  ======     =======  ======

Non Interest Income

Non interest income year to date increased 6.53% compared to the same period in 2004. Year over year increases in service charges on deposit accounts and increases in earnings on investments in insurance contracts were offset by a $41,000 decrease in income from sales of credit life and accident and health insurance. Although decreases in expenses related to required claim and benefit payments have had a positive impact on the earnings of HBI Life Insurance Company, continued declines in the volume of new installment loans, the primary market for credit life and accident and health insurance, has negatively impacted the volume of new insurance sales, causing the decline in insurance earnings.

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Non Interest Expense

Total non interest expense for the first nine months of 2005 increased 1.81% as compared to the same period a year ago. Declines in data processing expense and directors fees were offset by increases in salary and benefits expense, occupancy and equipment expense, and legal and professional fees.

Salary expenses increased $139,000 year to date as compared to 2004. Of this increase, $100,000 is attributable to the average cost per employee. Other increases were due to customary pay increases and increased costs of The Grant County Bank's defined benefit pension plan. The remainder of the increase in salary and benefits expense is attributable to an increase in the number of full time equivalent employees.

Legal and professional fees increased 26.12% year to date as compared to the first nine months of 2004. Costs associated with Sarbanes-Oxley Rule 404 compliance were responsible for the majority of this increase. During the third quarter of 2005, an increase in on-site engagements of auditing and consulting firms as compared to the engagements during the same period in 2004 caused legal and professional fees for the quarter to increase $81,000 as compared to the third quarter of 2004. Management expects legal and professional fees experienced during the fourth quarter of 2005 to remain substantially the same or decrease slightly as compared to the third quarter, but to remain elevated as compared to the fourth quarter of 2004.

Data processing expense year to date has fallen 9.45% as compared to 2004, due mainly to a decrease in the contractual rate charged to the subsidiary banks by a supplier of account processing functions.


Borrowed Money

Long Term Borrowings

     The Company borrows funds from the Federal Home Loan Bank ("FHLB") to reduce market rate risks, provide liquidity, and to fund capital additions. These borrowings may have fixed or variable interest rates and are amortized over a period of one to twenty years, or may be comprised of single payment borrowings with periodic interest payments and principal amounts due at maturity. In an attempt to manage interest expense and interest rate risk and as competition for deposits has increased, the Company has, during recent quarters, used these available debt vehicles to fund loan growth more frequently than was utilized in the past. During the first nine months of 2005, the Company acquired an additional $7,700,000 in long-term borrowings from the FHLB and made repayments of $375,000.


Short Term Borrowings

     Although the Company has traditionally not experienced the need for overnight or other short-term borrowings, loan growth during the fourth quarter of 2004 and the first quarter of 2005 necessitated occasional overnight borrowings. During the first quarter of 2005, the Company initiated $1,500,000 in new short-term debt and made repayments of $3,500,000. The company initiated no short term borrowings during the second or third quarters of 2005. Management prefers to fund growth through longer term vehicles and expects future instances of overnight borrowings to be minimal.

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Borrowed Money (continued)

Parent Company Line of Credit

During the fourth quarter of 2003, the Company obtained a $2,500,000 open line of credit with another commercial bank. This line of credit was secured by an equity interest in Capon Valley Bank, a subsidiary company. This debt instrument was obtained as both a precautionary device for funding should a need arise in the future. There were no advances in 2003, 2004 or year to date in 2005 from this line and it is not anticipated that any borrowings from this debt facility will be used to fund operating or liquidity needs.


Purchase of The National Bank of Davis

On August 22, 2005, Highlands Bankshares entered into an agreement to purchase the outstanding shares of common stock of the National Bank of Davis ("Davis"), located in Davis, West Virginia. The Agreement can be found by accessing the website of the Securities and Exchange Commission under the filings of Highlands Bankshares, Inc. and as part of the Current Report on Form 8-K filed August, 23, 2005.

The Agreement was consummated on October 31, 2005 and the shareholders of Davis were paid $10,400 per share for a total purchase price of $5,200,000. In addition to this amount, Highlands has incurred approximately $200,000 additional expenses related to the purchase. Upon purchase, Davis became a wholly owned subsidiary of Highlands Bankshares, and will be later merged into The Grant County Bank, with Grant County Bank surviving the merger. This merger is expected to occur during the second half of the month of November 2005. , Funding for the purchase was provided by a special, one time , dividend from The Grant County Bank to Highlands Bankshares. The Company believes the purchase will be immediately accretive to earnings due to reductions in overhead expenses and expanded loan operations that a larger institution may offer.

The purchase of Davis adds two banking locations and 12 full time equivalent employees to the operations of Highlands.

Following is selected historical financial data for The National Bank of Davis. The September 30, 2005 balance sheet, and income statement are unaudited. The December 31, 2004 balance sheet was audited by a public accounting firm who rendered an unqualified opinion. Since The National Bank of Davis was not required to file with the Securities and Exchange Commission, the audit was not required to be conducted in compliance with PCAOB standards. Thus, certain auditing standards required by the PCAOB were not applicable to the audit of The National Bank of Davis.

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Purchase of The National Bank of Davis  (continued)


                           The National Bank of Davis
                                 Balance Sheets
                            (in thousands of dollars)


                                                 December 31,    September 30,
                                                     2004          2005
Assets
Cash and cash equivalents                         $  1,152       $   615
Federal funds sold                                   4,735         5,764
Securities (net of valuation allowance)             10,287         9,876
Other investments                                        8             8
Loans                                                8,405         8,709
Allowance for loan losses                             (165)         (167)
Bank premises and equipment (net of depreciation)      712           676
Interest receivable                                    152           106
Investment in insurance contracts                      346           353
Other assets                                            93            62
                                                     -----         -----

Total Assets                                      $ 25,725      $ 26,002
                                                   =======       =======

Liabilities
Noninterest bearing demand deposits                  5,687         5,492
Interest bearing demand deposits and savings         8,903         9,578
Time deposits                                        9,329         9,120
Accrued expenses and other liabilities                 110            72
                                                     -----         ------

Total Liabilities                                   24,029        24,262
                                                    ------        ------

Shareholders' Equity
Common stock                                            50            50
Surplus                                                200           200
Retained Earnings                                    1,463         1,565
Accumulated other comprehensive loss                   (17)          (75)
                                                    -------       ------

Total Shareholders' Equity                           1,696         1,740
                                                     -----         -----

Total liabilities and shareholders' equity        $ 25,725      $ 26,002
                                                  ========       =======

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Purchase of The National Bank of Davis  (continued)


                           The National Bank of Davis
                               Statement of Income
                            (in thousands of dollars)


                                               Twelve Month      Nine Month
                                               Period Ended     Period Ended
                                               December 31,     September 30,
                                                  2004              2005
                                                ----------        ----------

    Interest Income
      Interest and fees on loans                $   636          $   465
      Interest on federal funds sold                 50              105
      Interest on securities                        516              321
                                                 ------           ------

    Total Interest Income                         1,202              891

    Interest Expense
      Interest on deposits                          271              180
                                                 ------           ------

    Net Interest Income                             931              711

    Provision for Loan Losses                        15               --
                                                 ------           ------

    Net Interest Income after Provision
    For Loan Losses                                 916              711
                                                 ------           ------

    Noninterest Income
      Service Charges                                48               37
      Investment in insurance contracts              12                6
      Other noninterest income                       41               10
                                                 ------           ------

    Total noninterest income                        101               53
                                                 ------           ------

    Noninterest expense
      Salaries and employee benefits                411              310
      Equipment & occupancy expense                 183              119
      Data processing expense                        26               32
      Other non interest expense                    298              196
                                                 ------           ------

    Total noninterest expense                       918              657
                                                 ------           ------

    Income Before Income Taxes                       99              107

    Provision for Income Taxes (Refund)             (11)               6
                                                 ------           ------

    Net Income                                  $   110          $   101
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

    The parent Company's operating funds, funds with which to pay shareholder dividends and funds for the exploration of new business ventures have been supplied primarily through dividends paid by the Company's subsidiary banks Capon Valley Bank (CVB) and The Grant County Bank (GCB). The various regulatory authorities impose restrictions on dividends paid by a state bank. A state bank cannot pay dividends without the consent of the relevant banking authorities in excess of the total net profits of the current year and the combined retained profits of the previous two years. As of October 1, 2005, the subsidiary banks could pay dividends to Highlands Bankshares, Inc. of approximately $5,633,000 without permission of the regulatory authorities. The special dividend in October 2005 from The Grant County Bank (Grant) to Highlands Bankshares to fund the acquisition of The National Bank of Davis exceeds Grant's dividend limit as of the date of the dividend. As part of the regulatory application process for the acquisition, the applicable banking authorities approved this dividend and have implicitly agreed that the special, one time, dividend will not restrict Grant's ability to pay dividends to the parent company in the coming periods.

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Capital

    The Company seeks to maintain a strong capital base to expand facilities, promote public confidence, support current operations and grow at a manageable level. As of September 30, 2005, the Company was above the regulatory minimum levels of capital. The table below summarizes the capital ratios for the Company and its subsidiary banks as of September 30, 2005 and December 31, 2004:


                           September 30, 2005        December 31, 2004
                          Actual   Regulatory      Actual      Regulatory
                           Ratio    Minimum        Ratio        Minimum
                          ------    --------      ------       --------
Total Risk Based Capital
   Ratio
Highlands Bankshares      15.59%     8.00%         14.71%       8.00%
Capon Valley Bank         13.26%     8.00%         12.82%       8.00%
The Grant County Bank     16.03%     8.00%         15.68%       8.00%

Tier 1 Leverage Ratio
Highlands Bankshares      10.55%     3.00%         10.14%       3.00%
Capon Valley Bank          8.55%     3.00%          8.57%       3.00%
The Grant County Bank     11.18%     3.00%         11.01%       3.00%

Tier 1 Risk Based Capital
   Ratio
Highlands Bankshares      14.33%     4.00%         13.58%       4.00%
Capon Valley Bank         12.01%     4.00%         11.57%       4.00%
The Grant County Bank     14.83%     4.00%         14.64%       4.00%


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

     Also as a result of the low interest rate environment in recent periods, depositors have seemed reluctant to commit to longer term time deposits and in many instances appeared to be holding monies temporarily in interest bearing transaction accounts in anticipation of rising rates in the coming periods. This trend has begun to reverse as time deposit balances have risen during 2005. At December 31, 2004 balances of interest bearing transaction accounts were $75,342,000 but by September 30, 2005 balances in these accounts had fallen to $72,809,000. Over the same time period, balances of time deposits have increased from $141,527,000 to $146,472,000. Were interest rates to rise sharply in the coming periods, some of the monies now in interest bearing transaction and savings accounts may further shift to time deposits, causing a rise in the Company's cost of funds. Alternatively, these balances may be transferred by customers to other financial institutions offering higher deposit rates, and requiring the Company to match such rates.

   Increases in loan demand, coupled with relatively unchanged balances of deposits, created the need during the later quarters of 2004 and the first part of 2005 for increased borrowings from the FHLB. During 2004, Management decided that the best funding strategy for loan growth was to fund growth through reduction in balances of comparatively lower earning assets like securities and federal funds sold and to borrow funds from the FHLB rather than pay above market rates for deposits. The result of this was that during 2004 deposits balances fell, especially balances of time deposits. Balances of federal funds sold and securities also fell. Net interest margin increased as a result. During 2005, deposit balances have begun to increase slightly, and this, coupled with cash flows resulting from operations, have allowed federal funds sold balances to increase 174.14% from December 31, 2004 to September 30, 2005. It is management's belief that loan growth in the coming quarter will not have to be funded through increased deposits which would be obtained by increasing deposit rates above the competition.

   Although it is expected that deposits rates will continue to rise, management expects that with a significant portion of its loan portfolio repricing within the next year, that rising rates will not have a significant impact on the Company's net interest earnings.

The following table illustrates the Company's sensitivity to interest rate changes as of September 30, 2005 (in thousands):

                           HIGHLANDS BANKSHARES, INC.
                      INTEREST RATE SENSITIVITY ANALYSIS
                              SEPTEMBER 30,  2005
                           (In Thousands of Dollars)

                                                              More than
                                                               5 Years
                         1 - 90   91 - 365   1 to 3    3 to 5   or no
                          Days      Days      Years    Years   Maturity   Total
                         -------   -------    ------   ------  --------  -------
EARNING ASSETS

   Loans                 $38,568   $88,668   $94,862  $15,337  $18,439  $255,874
   Fed funds sold         10,982                                          10,982
   Securities             10,133     7,330     5,308    1,790      674    25,235
   Time deposits in other
     banks                 1,145       203       100                       1,448
                          ------    ------    ------   ------    -----   ------

   Total                  60,828    96,201   100,270   17,127   19,113   293,539
                          ------    ------    ------   ------    -----   -------



INTEREST BEARING LIABILITIES

   Interest bearing
     transaction          24,399                                          24,399
   Savings accounts       48,410                                          48,410
   Time deposits          17,094    62,042    53,554   13,782            146,472
   Other borrowed money      407     1,234     3,390    3,546    7,125    15,702
                          ------    ------    ------   ------    -----   ------

   Total                  90,310    63,276    56,944   17,328    7,125   234,983
                          ------    ------    ------   ------    -----   -------


Rate sensitivity GAP    $(29,482)  $32,925   $43,326  $  (201) $11,988  $ 58,556

Cumulative GAP          $(29,482)  $ 3,443   $46,769  $46,568  $58,556

Ratio of cumulative
   interest sensitive
   assets to
   cumulative interest
   sensitive liabilities  67.35%   102.24%   122.21%   120.44%  124.92%


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

        Due to the nature of the Company's business as stewards of assets of customers, internal controls are of the utmost importance. The company has established procedures undertaken during the normal course of business in an effort to prevent fraudulent activity of either an amount material to these results or in any amount occurring. In addition to these controls and review by executive officers, the Company retains the services of Yount, Hyde & Barbour, P.C., a public accounting firm, to complete regular internal audits to examine the processes and procedures of the Company and its subsidiary banks to ensure that these processes are both reasonably effective to prevent fraud, both internal and external, and that these processes comply with relevant regulatory guidelines of all relevant banking authorities. The findings of Yount, Hyde & Barbour are presented both to Management of the subsidiary banks and to the Audit Committee.

Part II Other Information

Item 1. Legal Proceedings -               Not Applicable

Item 2. Unregistered Sale of Equity
        Securities and Use of Proceeds -  Not Applicable

Item 3. Defaults Upon Senior Securities - Not Applicable

Item 4. Submission of Matters to a Vote
        of Security Holders -             Not Applicable



Item 5. Other Information -               Not Applicable

Item 6. Exhibits

2 Plan of Acquisition is incorporated herein by reference to Highlands Bankshares Inc.'s Form 8-K filed on August 23, 2005)

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



Date:  November 11, 2005