Form 10-K
period 2005-12-31
HIGHLANDS BANKSHARES INC /WV/
filed 2006-03-28
CIK 756862

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                  EXCHANGE ACT OF 1934
  For the fiscal year ended December 31, 2005     Commission file number 0-16761

                               Highlands Bankshares, Inc.
                   (Exact name of registrant as specified in its charter)
        West Virginia                                          55-0650743
State or other jurisdiction of incorporation                (I.R.S. Employer
       or organization                                      Identification No.)

                         P.O. Box 929 Petersburg, WV 26847
                    (Address of principal executive offices)

         Registrant's telephone number, including area code: 304-257-4111

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act: Common Stock--$5 Par

Indicate by check mark if the  registrant is a well-known seasoned issuer, as
defined in Rule 405 of the Securities Act.    Yes [  ]     No [X]

Indicate by check mark if the registrant is not required to file reports
pursuant to Section 13 or 15(d) of the Act.     Yes [  ]          No [X]

Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.[ ] Large Accelerated Filer
[  ] Accelerated Filer    [X] Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined
in rule 126-2 of the Act)   Yes [    ]        No [ X ]

The aggregate market value of the 1,319,431 shares of Common Stock of the registrant issued and outstanding held by nonaffiliates on June 30, 2005 was approximately $ 37,748,921 based on the closing sales price of $ 28.61 per share on June 30, 2005. For purposes of this calculation, the term "affiliate" refers to all directors and executive officers of the registrant.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of March 21, 2006 - 1,436,874

                     DOCUMENTS INCORPORATED BY REFERENCE:
    Portions of the Registrant's Proxy Statement to be used in connection with the solicitation of proxies for the Registrant's 2006 Annual Meeting of Shareholders (the "Proxy Statement") are incorporated by reference in Part III , Items #10,#11,#12,#13 and #14 of this Annual Report on Form 10-K (the "Form 10-K").

                                FORM 10-K INDEX

                                                                        Page
Part I

Item  1.  Business                                                       3
Item  1A. Risk Factors                                                   8
Item  1B. Unresolved Staff Comments                                     10
Item  2.  Properties                                                    10
Item  3.  Legal Proceedings                                             10
Item  4.  Submission of Matters to a Vote of Security Holders           10

Part II

Item  5.  Market for Registrant's Common Equity,
          Related Stockholder Matters and Issuer Purchases of Equity
          Securities                                                    11
Item  6.  Selected Financial Data                                       12
Item  7.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations                           12
Item  7A. Quantitative and Qualitative Disclosures About Market Risk    35
Item  8.  Financial Statements and Supplementary Data                   37
Item  9.  Changes in and Disagreement with Accountants on
          Accounting and Financial Disclosure                           62
Item  9A. Controls and Procedures                                       62
Item  9B. Other Information                                             62

Part III

Item 10.  Directors and Executive Officers of Registrant                62
Item 11.  Executive Compensation                                        62
Item 12.  Security Ownership of Certain Beneficial Owners
          and Management and Related Stockholder Matters                63
Item 13.  Certain Relationships and Related Transactions                63
Item 14.  Principal Accounting Fees and Services                        63

Part IV

Item 15.  Exhibits and Financial Statement Schedules                    63

Signatures                                                              65

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

Employees

As of December 31, 2005, The Grant County Bank had 70 full time equivalent employees, Capon Valley Bank had 47 full time equivalent employees and Highlands had three full time equivalent employees. No person is employed by HBI Life on a full time basis.

Competition

The banks' primary trade area is generally defined as Grant, Hardy, Mineral, Randolph, Pendleton and Tucker Counties in West Virginia, the western portion of Frederick County in Virginia and portions of Western Maryland. This area includes the towns of Petersburg, Wardensville, Moorefield and Keyser and several rural towns. The banks' secondary trade area includes portions of Hampshire County in West Virginia. The banks primarily compete with four state chartered banks, three national banks and three credit unions. In addition, the banks compete with money market mutual funds and investment brokerage firms for deposits in their service area. No financial institution has been chartered in the area within the last five years although branches of state and nationally chartered banks have located in this area within this time period. Competition for new loans and deposits in the banks' service area is quite intense.

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

On July 30, 2002, the United States Congress enacted the Sarbanes-Oxley Act of 2002, a law that addresses corporate governance, auditing and accounting, executive compensation and enhanced timely disclosure of corporate information. As Sarbanes-Oxley directs, the Company's chief executive officer and chief financial officer are each required to certify that the Company's quarterly and annual reports do not contain any untrue statement of a material fact. Additionally, these individuals must certify that: they are responsible for establishing, maintaining and regularly evaluating the effectiveness of the company's internal controls; they have made certain disclosures to the company's auditors and the audit committee of the board of directors about the company's internal controls; and they have included information in the company's quarterly and annual reports about their evaluation and whether there have been significant changes in the company's internal controls or in other factors that could significantly affect internal controls subsequent to the evaluations. Effective in 2007, Section 404 of Sarbanes-Oxley will become applicable to the Company.

Capital Adequacy

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

                               Actual        Actual
                                Ratio         Ratio
                             December 31,   December 31,    Regulatory
                               2005           2004           Minimum
                               -------    -----------       ----------
Total Risk Based Capital Ratio
------------------------------
Highlands Bankshares           13.85%         14.71%
The Grant County Bank          13.67%         15.54%           8.00%
Capon Valley Bank              13.45%         12.82%           8.00%

Tier 1 Leverage Ratio
---------------------
Highlands Bankshares            9.45%         10.14%
The Grant County Bank           8.81%         10.90%           4.00%
Capon Valley Bank               8.87%          8.57%           4.00%

Tier 1 Risk Based Capital Ratio
-------------------------------
Highlands Bankshares           12.60%         13.58%
The Grant County Bank          12.47%         14.50%           4.00%
Capon Valley Bank              12.20%         11.57%           4.00%


Dividends and other Payments

The Company is a legal entity separate and distinct from its subsidiaries. Dividends and management fees from Grant County Bank and Capon Valley Bank are essentially the sole source of cash for the Company, although HBI Life will periodically pay dividends to the Company. The right of the Company, and shareholders of the Company, to participate in any distribution of the assets or earnings of Grant County Bank and Capon Valley Bank through the payment of such dividends or otherwise is necessarily subject to the prior claims of creditors of Grant County Bank and Capon Valley Bank, except to the extent that claims of the Company in its capacity as a creditor may be recognized. Moreover, there are various legal limitations applicable to the payment of dividends to the Company as well as the payment of dividends by the Company to its shareholders. Under federal law, Grant County Bank and Capon Valley Bank may not, subject to certain limited expectations, make loans or extensions of credit to, or invest in the securities of, or take securities of the Company as collateral for loans to any borrower. Grant County Bank and Capon Valley Bank are also subject to collateral security requirements for any loans or extensions of credit permitted by such exceptions.

Grant County Bank and Capon Valley Bank are subject to various statutory restrictions on their ability to pay dividends to the Company. Specifically, the approval of the appropriate regulatory authorities is required prior to the payment of dividends by Grant County Bank and Capon Valley Bank in excess of earnings retained in the current year plus retained net profits for the preceding two years. The payment of dividends by the Company, Grant County Bank and Capon Valley Bank may also be limited by other factors, such as requirements to maintain adequate capital above regulatory guidelines. The Federal Reserve Board and the Federal Deposit Insurance Corporation have the authority to prohibit any bank under their jurisdiction from engaging in an unsafe and unsound practice in conducting its business. Depending upon the financial condition of Grant County Bank and Capon Valley Bank, the payment of dividends could be deemed to constitute such an unsafe or unsound practice. The Federal Reserve Board and the FDIC have indicated their view that it generally would be an unsafe and unsound practice to pay dividends except out of current operating earnings. The Federal Reserve Board has stated that, as a matter of prudent banking, a bank or bank holding company should not maintain its existing rate of cash dividends on common stock unless (1) the organization's net income available to common shareholders over the past year has been sufficient to fund fully the dividends and (2) the prospective rate or earnings retention appears consistent with the organization's capital needs, asset quality, and overall financial condition. Moreover, the Federal Reserve Board has indicated that bank holding companies should serve as a source of managerial and financial strength to their subsidiary banks. Accordingly, the Federal Reserve Board has stated that a bank holding company should not maintain a level of cash dividends to its shareholders that places undue pressure on the capital of bank subsidiaries, or that can be funded only through additional borrowings or other arrangements that may undermine the bank holding company's ability to serve as a source of strength.

Governmental Policies

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

Available Information

The Company Files annual, quarterly and current reports, proxy statements and other information with the SEC. The Company's SEC filings are filed electronically and are available to the publice via the internet at the SEC's website, www.sec.gov. In addition, any document filed by the Company with the SEC can be read and copies obtained at the SEC's public reference facilities at 450 Fifth Street, NW, Washington, DC 20549. Copies of documents can be obtained at prescribed rates by writing to the Public Reference Section of the SEC at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Copies of documents can also be obtained free of charge by writing to Highlands Bankshares, Inc., P.O. Box 929, Petersburg, WV 26847.

Executive Officers

                                Position with       Principal Occupation
      Name            Age        the Company          (Past Five Years)
----------------   ---------  -----------------   -----------------------------
Clarence E. Porter   57       President & Chief   CEO of Highlands since 2004;
                              Executive Officer;  President of The Grant County
                              Treasurer           Bank since 1991

R. Alan Miller       36       Finance Officer     Finance Officer of Highlands
                                                  since 2002; Senior Manager of
                                                  Finance, Cable & Wireless USA
                                                  prior to 2002

Alan L. Brill        51       Secretary;          President of Capon Valley Bank
                              President of Capon  since 2001; Executive Vice-
                              Valley Bank         President & Chief Operating
                                                  Officer of Capon Valley bank
                                                  from 1997 to 2001

Item 1A. Risk Factors

Due to Increased Competition, the Company May Not Be Able to Attract and Retain Banking Customers At Current Levels.

If, due to competition from competitors in the Company's market area, the Company is unable to attract new and retain current customers, loan and deposit growth could decrease causing the Company's results of operations and financial condition to be negatively impacted. The Company faces competition from the following:

    o     local, regional and national banks;
    o     savings and loans;
    o     internet banks;
    o     credit unions;
    o     insurance companies;
    o     finance companies; and
    o     brokerage firms serving the Company's market areas.

The Company's Lending Limit May Prevent It from Making Large Loans.

In the future, the Company may not be able to attract larger volume customers because the size of loans that the company can offer to potential customers is less than the size of the loans that many of the company's larger competitors can offer. We anticipate that our lending limit will continue to increase proportionately with the company's growth in earnings; however, the Company may not be able to successfully attract or maintain larger customers.

Certain Loans That the Bank Makes Are Riskier than Loans for Real Estate
Lending.

The Banks make loans that involve a greater degree of risk than loans involving residential real estate lending. Commercial business loans may involve greater risks than other types of lending because they are often made based on varying forms of collateral, and repayment of these loans often depends on the success of the commercial venture. Consumer loans may involve greater risk because adverse changes in borrowers' incomes and employment after funding of the loans may impact their abilities to repay the loans.


The Company Is Subject to Interest Rate Risk.

Aside from credit risk, the most significant risk resulting from the company's normal course of business, extending loans and accepting deposits, is interest rate risk. If market interest rate fluctuations cause the Company's cost of funds to increase faster than the yield of its interest-earning assets, then its net interest income will be reduced. The Company's results of operations depend to a large extent on the level of net interest income, which is the difference between income from interest-earning assets, such as loans and investment securities, and interest expense on interest-bearing liabilities, such as deposits and borrowings. Interest rates are highly sensitive to many factors that are beyond the Company's control, including general economic conditions and the policies of various governmental and regulatory authorities.

The Company May Not Be Able to Retain Key Members of Management.

The departure of one or more of the Company's officers or other key personnel could adversely affect the Company's operations and financial position. The Company's management makes most decisions that involve the Company's operations.

An Economic Slowdown in the Company's Market Area Could Hurt Our Business.

An economic slowdown in our market area could hurt our business. An economic slowdown could have the following consequences:

    o     Loan delinquencies may increase;
    o     Problem assets and foreclosures may increase;
    o     Demand for the products and services of the Company may decline; and
    o Collateral (including real estate) for loans made by the company may decline in value, in turn reducing customers' borrowing power and making existing loans less secure.

The Company and the Bank are Extensively Regulated.

The operations of the Company are subject to extensive regulation by federal, state and local governmental authorities and are subject to various laws and judicial and administrative decisions imposing requirements and restrictions on them. Policies adopted or required by these governmental authorities can affect the Company's business operations and the availability, growth and distribution of the Company's investments, borrowings and deposits. Proposals to change the laws governing financial institutions are frequently raised in Congress and before bank regulatory authorities. Changes in applicable laws or policies could materially affect the Company's business, and the likelihood of any major changes in the future and their effects are impossible to determine.

The Company's Allowance for Loan Losses May Not Be Sufficient.

In the future, the Company could experience negative credit quality trends that could head to a deterioration of asset quality. Such a deterioration could require the company to incur loan charge-offs in the future and incur additional loan loss provision, both of which would have the effect of decreasing earnings. The Company maintains an allowance for possible loan losses which is a reserve established through a provision for possible loan losses charged to expense that represents management's best estimate of probable losses that have been incurred within the existing portfolio of loans. Any increases in the allowance for possible loan losses will result in a decrease in net income and, possibly, capital, and may not have a material adverse effect on the Company's financial condition and results of operation.

A Shareholder May Have Difficulty Selling Shares.

Because a very limited public market exists for the parent's common stock, a shareholder may have difficulty selling his or her shares in the secondary market. We cannot predict when, if ever, we could meet the listing qualifications of the Nasdaq Stock Market's National Market Tier or any exchange. We cannot assure you that there will be a more active public market for the shares in the near future.

Shares of the Company's Common Stock Are Not FDIC Insured.

Neither the Federal Deposit Insurance Corporation nor any other governmental agency insures the shares of the Company's common stock. Therefore, the value of your shares in the Company will be based on their market value and may decline.

Customers May Default on the Repayment of Loans.

The Bank's customers may default on the repayment of loans, which may negatively impact the Company's earnings due to loss of principal and interest income. Increased operating expenses may result from the allocation of management time and resources to the collection and work-out of the loan. Collection efforts may or may not be successful causing the Company to write off the loan or repossess the collateral securing the loan which may or may not exceed the balance of the loan.

The Company's Controls and Procedures May Fail or Be Circumvented.

Management regularly reviews and updates the Company's internal controls, disclosure controls and procedures, and corporate governance policies and procedures. Any system of controls, no matter how well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met. Any failure or circumvention of the Company's controls and procedures or failure to comply with regulations related to controls and procedures could have a material adverse effect on the Company's business, results of operations and financial conditions.

Item 1B. Unresolved Staff Comments

None


Item 2. Properties

The Grant County Bank's main office is located on Main Street in Petersburg, West Virginia. The Bank also has branch facilities located in Riverton, Moorefield, Keyser, Harman , Davis and Canaan Valley, West Virginia. The Riverton branch building is leased while all other locations are owned by the Bank.

Capon Valley Bank's main office is located in Wardensville, West Virginia. The Bank also has branch facilities in Moorefield and Baker, West Virginia and in Gore, Virginia. All facilities are owned by the Bank.

Item 3. Legal Proceedings

Management is not aware of any material pending or threatened litigation in which Highlands or its subsidiaries may be involved as a defendant. In the normal course of business, the banks periodically must initiate suits against borrowers as a final course of action in collecting past due loans.

In late February of 2006, a third party alleged that an error had been made regarding the safekeeping of a deposit, specifically two certificates of deposit totaling $2,000,000 that had been assigned as collateral for a performance bond had been released to the owners. It was alleged that the error was related to a trust account held by the now discontinued subsidiary of Highlands, Highlands Bankshares Trust Company. This third party indicated that if it experienced a loss relating to this bond, that it may pursue legal action as a potential remedy for this loss. At this time, the potential for legal action or the amount of any potential liability to Highlands Bankshares or its subsidiaries is unknown.

Item 4. Submission of Matters to a Vote of Security Holders

Highlands did not submit any matters to a vote of security holders during the fourth quarter of 2005.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company had approximately 1,119 shareholders of record as of December 31, 2005. This amount includes all shareholders, whether titled individually or held by a brokerage firm or custodian in street name. The Company's stock is not traded on any national or regional stock exchange although brokers may occasionally initiate or be a participant in a trade. The Company's stock is listed on the Nasdaq Over The Counter Bulletin Board. Terms of an exchange between individual parties may not be known to the Company. The following outlines the dividends paid and market prices of the Company's stock based on prices disclosed to management. Prices have been provided using a nationally recognized online stock quote system. Such prices may not include retail mark-ups, mark-downs or commissions. Dividends are subject to the restrictions described in Note 10 to the Financial Statements.

                                                  Estimated
                            Dividends        Market Price Range
                             Per Share       High          Low
                             ---------       -----        ------
   2005
First Quarter                 .20            28.90        24.80
Second Quarter                .20            29.10        26.74
Third Quarter                 .20            30.79        28.11
Fourth Quarter                .22            32.00        30.79


   2004
First Quarter                 .15            29.00        27.15
Second Quarter                .15            28.49        26.45
Third Quarter                 .15            26.45        24.50
Fourth Quarter                .18            26.00        24.15

Highlands has not initiated any plans to repurchase its stock nor has it repurchased any stock during the fourth quarter of 2005.

Item 6. Selected Financial Data


                                  Years Ending December 31,
                    (In Thousands of Dollars Except for Per Share Amounts)
                           2005      2004      2003      2002      2001
                           ------  ------   --------   -------    -------

Total Interest Income     19,813    17,729    18,283    18,970    20,207
Total Interest Expense     5,761     4,711     6,338     7,705    10,049
                           -------  -------   ------    ------    ------
Net Interest Income       14,052    13,018    11,945    11,265    10,158

Provision for Loan Losses    875       920     1,820       820       600
                           -------   ------   ------    ------    ------

Net Interest Income After
   Provision for Loan
   Losses                 13,177    12,098    10,125    10,445     9,558

Other Income               1,669     1,597     1,367     1,304     1,194
Other Expenses             9,128     8,938     8,247     8,048     7,431
                           -------  --------  ------     -----    ------

Income before Income Taxes 5,718     4,757     3,245     3,701     3,321
Income Tax Expense         1,916     1,551     1,012     1,179       979
                           -----    -----    -------    -------    -----

Net Income               $ 3,802   $ 3,206  $  2,233  $  2,522  $  2,342
                          ======   ======    ======    ======    ======

Total Assets at Year
  End                   $337,573  $299,992  $301,168  $296,672  $277,042
                        ========  ========  ========   =======  =======

Net Income per Share*    $  2.65   $  2.23   $  1.55   $  1.73   $  1.56
Dividends per Share*     $   .82   $   .63   $   .56   $   .51   $   .45

Return on Average Assets   1.21%      1.07%      .73%      .89%      .89%
Return on Average Equity  11.53%     10.36%     7.60%     8.87%     8.57%
Dividend Payout Ratio     30.99%     28.23%    36.03%    29.26%    29.15%
Year End Equity to
   Assets Ratio           10.07%     10.55%     9.81%     9.69%    10.06%

*-- 2002 and 2001 per share figures restated to reflect stock split effected in form of dividend in 2002.

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

Item 7. Management's Discussion of Analysis of Financial Condition and Results of Operations (continued)

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


Post Retirement Benefits and Life Insurance Investments

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

Item 7. Management's Discussion of Analysis of Financial Condition and Results of Operations (continued)

Post Retirement Benefits and Life Insurance Investments (continued)
Assumptions are used in estimating the present value of amounts due officers after their normal retirement date. These assumptions include the estimated income to be derived from the investments and an estimate of the Company's cost of funds in these future periods. In addition, the discount rate used in the present value calculation will change in future years based on market conditions.

Intangible Assets

Generally accepted accounting principles were applied to allocate the intangible components of the purchase of the National Bank of Davis in November 2005. This excess was allocated between identifiable intangibles (i.e. core deposit intangibles) and unidentified intangibles (i.e. goodwill). Goodwill is required to be evaluated for impairment on an annual basis, and the value of the goodwill adjusted accordingly, should impairment be found. As of December 31, 2005, the Company did not identify an impairment of this intangible.

Recent Accounting Pronouncements

No recent accounting pronouncements had a material impact on the Company's consolidated financial statements.

Forward Looking Statements

Certain statements in this report may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are statements that include projections, predictions, expectations or beliefs about future events or results or otherwise are not statements of historical fact. Such statements are often characterized by the use of qualified words (and their derivatives) such as "expect," "believe," "estimate," "plan," "project," or other future events. Although the Company believes that its expectations with respect to certain forward-looking statements are based upon reasonable assumptions within the bounds of its existing knowledge of its business and operations, there can be no assurance that actual results, performance or achievements of the Company will not differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Actual future results and trends may differ materially from historical results or those anticipated depending on a variety of factors, including, but not limited to, the effects of and changes in: general economic conditions, the interest rate environment, legislative and regulatory requirements, competitive pressures, the effects of bankruptcy or delinquency of large commercial customers, the effects on the results of operations of Highlands resulting from the purchase of the National Bank of Davis, the impact on costs of legal and professional fees resulting from changes in the regulatory environment, the effect of rising fuel costs on the trucking industry and the economy as a whole, assumptions used in the determination of the allowance for loan losses, new products and delivery systems, inflation, changes in the stock and bond markets, technology, and consumer spending and savings habits. The Company does not update any forward-looking statements that may be made from time to time by or on behalf of the Company.

Item 7. Management's Discussion of Analysis of Financial Condition and Results of Operations (continued)


Overview of 2005 Results

Highlands Bankshares results of operations for 2005 produced income of $3,802,000, an increase of 18.59% over 2004 income.

Loan demand remained strong in 2005 and average loan balances increased 8.37% as compared to 2004. During the year, management continued the strategy of funding new loan growth, to the extent possible, through reductions in balances of lower earning assets such as securities and federal funds sold rather than pay above market rates to obtain new deposits. As a result, net interest income increased 7.94% as compared to 2004.

The provision for loan losses charged to operations declined $45,000 as compared to 2004, largely as a result of decreased net charge-offs during the year. In spite of the lower provision, the allowance for loan losses as a percent of gross loans increased from 1.02% at December 31, 2004 to 1.16% at December 31, 2005.

Non-interest income increased 6.01% during 2005 as compared to 2004, as increases in service charge income offset decreases in the earnings from life insurance commissions and other insurance operations.

Non-interest expense increased a modest 2.39% as an increase in legal and professional fees resulting from expanded audit procedures offset a decrease in data processing expense. Occupancy and equipment expense remained relatively flat. Expenses related to salaries and benefits paid employees increased 2.48% largely due to an increase in the expenses of post retirement benefits of employees.

During the fourth quarter of 2005, Highlands Bankshares purchased all of the outstanding shares of common stock of The National Bank of Davis ("Davis") and subsequently merged Davis into The Grant County Bank. This purchase added approximately $27,772,000 in assets and $25,705,000 in liabilities, respectively, to Highlands' base of operations. As a result of the purchase and merger, Grant added two banking locations in Tucker County, West Virginia.

A summary of the financial results of Highlands Bankshares, Inc., by quarter for both 2005 and 2004, appears on the following page.

Item 7. Management's Discussion of Analysis of Financial Condition and Results of Operations (continued)
                           Quarterly Financial Results
                    (in thousands of dollars, except per share amounts)

                                Fourth      Third        Second       First
                                Quarter    Quarter      Quarter      Quarter
                                -------    -------      -------      --------
2005
-----
Interest income                 $ 5,406     $ 5,008     $ 4,783     $ 4,616
Interest expense                  1,612       1,493       1,392       1,264
                                 ------      ------      ------      ------
  Net interest income             3,794       3,515       3,391       3,352

Provision for loan losses           185         255         210         225
                                 -------     -------     -------    --------

  Net interest income after
  provision for loan losses       3,609       3,260       3,181       3,127

Noninterest income                  415         445         445         364
Noninterest expense               2,390       2,299       2,229       2,210
                                  ------      ------      ------      ------

  Income before income
  tax expense                     1,634       1,406       1,397       1,281

Income tax expense                  542         463         479         432
                                 -------     -------     ------      ------

Net Income                     $  1,092     $   943     $   918     $   849
                                =======     ======      ======      ======

Per common share
  Net income (basic)            $   .76     $   .66     $   .64     $   .59
  Cash dividends                    .22         .20         .20         .20

                                 Fourth      Third       Second     First
                                 Quarter    Quarter      Quarter   Quarter
2004
-----
Interest income                $  4,563     $ 4,436     $ 4,400     $ 4,330
Interest expense                  1,160       1,142       1,161       1,248
                                 ------     ------       ------      ------
  Net interest income             3,403       3,294       3,239       3,082

Provision for loan losses           320         195         210         195
                                -------     -------     -------     -------

  Net interest income after
  provision for loan losses       3,083       3,099       3,029       2,887

Noninterest income                  402         451         410         334
Noninterest expense               2,303       2,242       2,229       2,164
                                 ------      ------      ------      ------

  Income before income
  tax provision                   1,182       1,308       1,210       1,057

Income tax expense                  361         432         413         345
                                -------     -------      ------      ------

Net Income                      $   821     $   876     $   797     $   712
                                 ======      ======      ======      ======

Per common share
  Net income (basic)            $   .57     $   .61     $   .55     $   .50
  Cash dividends                    .18         .15         .15         .15

Item 7. Management's Discussion of Analysis of Financial Condition and Results of Operations (continued)

Purchase of National Bank of Davis

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

The Agreement was consummated on October 31, 2005 and the shareholders of Davis were paid $10,400 per share for a total purchase price of $5,200,000. Highlands incurred additional expenses related to the purchase of $56,000. On November 15, 2005, Davis was merged into The Grant County Bank, with Grant County Bank surviving the merger and with both banking locations of Davis becoming branches of The Grant County Bank. Funding for the purchase was provided by a special, one-time dividend from The Grant County Bank to Highlands Bankshares.

The purchase of Davis added two banking locations and 12 full-time equivalent employees to the operations of Highlands. Portions of the acquisition price were allocated to core deposit intangibles and goodwill. The acquisition was accounted for as a purchase and the acquisition costs, including fees and expenses, were allocated among the assets acquired and the liabilities assumed. Other assets and liabilities were valued as of the date of the purchase.

Following is selected historical financial data for The National Bank of Davis. The September 30, 2005 balance sheet and income statement for The National Bank of Davis are unaudited. The December 31, 2004 balance sheet was audited by a public accounting firm who rendered an unqualified opinion. Because The National Bank of Davis was not required to file with the Securities and Exchange Commission, the audit was not required to be conducted in compliance with PCAOB standards. Thus, certain auditing standards passed by the PCAOB were not applicable to the audit of The National Bank of Davis.

Item 7. Management's Discussion of Analysis of Financial Condition and Results of Operations (continued)

Purchase of National Bank of Davis (continued)

                           The National Bank of Davis
                                 Balance Sheets
                            (in thousands of dollars)


                                      September 30,     December 31,
                                          2005              2004
                                          ----              ----
Assets
Cash and cash equivalents              $     615         $   1,152
Federal funds sold                         5,764             4,735
Securities (net of valuation allowance)    9,876            10,287
Other investments                              8                 8
Loans                                      8,709             8,405
Allowance for loan losses                   (167)             (165)
Bank premises and equipment (net
  of depreciation)                           676               712
Interest receivable                          106               152
Investment in life insurance contracts       353               346
Other assets                                  62                93
                                        --------          --------

Total Assets                           $  26,002         $  25,725
                                        ========          ========

Liabilities
Noninterest bearing demand deposits    $   5,492         $   5,687
Interest bearing demand deposits
  and savings                              9,578             8,903
Time deposits                              9,120             9,329
Accrued expenses and other liabilities        72               110
                                       ---------          --------

Total Liabilities                         24,262            24,029
                                        --------          --------

Stockholders' Equity
Common stock                                  50                50
Surplus                                      200               200
Retained Earnings                          1,565             1,463
Accumulated other comprehensive loss         (75)              (17)
                                        --------          --------

Total Stockholders' Equity                 1,740             1,696
                                        --------          --------

Total Liabilities and Stockholders'
  Equity                               $  26,002          $ 25,725
                                       =========          ========

Item 7. Management's Discussion of Analysis of Financial Condition and Results of Operations (continued)

Purchase of National Bank of Davis (continued)

                           The National Bank of Davis
                               Statement of Income
                            (in thousands of dollars)


                                       Nine Month        Twelve Month
                                      Period Ended       Period Ended
                                      September 30,      December 31,
                                         2005                2004
                                         ---------       ------------
                                       (Unaudited)         (Audited)

    Interest Income
      Interest and fees on loans       $     465         $     636
      Interest on federal funds sold         105                50
      Interest on securities                 321               516
                                        ---------         --------

    Total Interest Income                    891             1,202

    Interest Expense
      Interest on deposits                   180               271
                                        --------         ---------

    Net Interest Income                      711               931

    Provision for Loan Losses                 --                15
                                       ---------          --------

    Net Interest Income after Provision
      for Loan Losses                        711               916
                                        --------         ---------

    Noninterest Income
      Service Charges                         37                48
      Investment in life insurance
        contracts                              6                12
      Other noninterest income                10                41
                                        --------         ---------

    Total noninterest income                  53               101
                                       ---------         ---------

    Noninterest expense
      Salaries and employee benefits         310               411
      Equipment & occupancy expense          119               183
      Data processing expense                 32                26
      Other noninterest expense              196               298
                                        --------          --------

    Total noninterest expense                657               918
                                        --------          --------

    Income Before Income Tax Expense         107                99

    Expense (Benefit) Income Tax               6               (11)
                                       ---------          ---------

    Net Income                         $     101         $     110
                                        ========          ========

Item 7. Management's Discussion of Analysis of Financial Condition and Results of Operations (continued)

Net Interest Income

2005 Compared to 2004

Net interest income, on a fully taxable equivalent basis, increased 7.81% in 2005 as compared to 2004. As the Federal Reserve Board (the "Fed") continued to increase the target rates for federal funds, both interest rates paid on deposits and interest earned on assets increased. The increases by the Fed had the greatest impact on the rates earned on federal funds sold, deposits in other banks and on interest bearing deposits. Average balances of earning assets increased $12.39 million while average balances of interest bearing liabilities increased only $5.68 million. This relative increase, coupled with increases in loan balances, (a comparatively higher earning asset as a percentage of total average earning assets) had the greatest impact in the increase in net interest income and the increase of 15 basis points in net interest margin.

Throughout 2004 and into the early part of 2005, the Company chose to fund loan growth through the reduction of balances of federal funds sold, deposits in other banks and securities (relatively low earning assets) rather than pay above market rates to attract new deposits. This strategy caused overall average balances of interest bearing deposits to decrease slightly, investments in securities to decrease moderately and Fed Funds sold to decrease substantially. Average rates paid on interest bearing liabilities increased 40 basis points from 2004 to 2005 compared to the slightly larger 44 basis point increase experienced with interest earning assets.

While the rate increases enacted by the Fed had an immediate impact on the yields of federal funds sold and interest bearing deposits, continued heavy competition for new loans caused a more subdued increase in average rates earned on loans .

In addition to funding loan growth through reductions in balances of relatively lower earning assets, the Company also chose to utilize its borrowing capacity from the Federal Home Loan Bank ("FHLB") more in 2005 than in the past. The lending options offered by the FHLB allowed the subsidiary banks to borrow in certain instances at favorable rates and/or favorable repayment terms and assist in the Company's management of its assets and liabilities.

Average balances of many of the categories of both earning assets and interest bearing liabilities were increased by the purchase of The National Bank of Davis ("Davis"). However, because this purchase occurred late in 2005, and because of the relatively small size of Davis compared to Highlands Bankshares, the impact on net interest margin for 2005 was not significant. At the time of purchase, Davis had a comparatively conservative balance sheet. Davis' loan to deposit ratio at the time of purchase was 33.14% and Davis' ratio of earning assets to interest bearing liabilities was 84.45% compared to a Highlands 2005 average ratio of earning assets to interest bearing liabilities of 124.93%. The purchase of Davis will have a greater impact on net interest margin in 2006 than in 2005. The inclusion of Davis' assets and liabilities may have the impact of lowering Highlands' net interest margin during 2006, but the anticipated increase in earning assets should have the effect of increasing net interest income in future years.


2004 Compared to 2003

Net interest income increased 8.98% in 2004 as compared to 2003. The repeated lowering of target interest rates by the Federal Reserve Board (the "Fed") seen during the greater part of 2002 and 2003 ceased during 2004 and then reversed into an upward trend of the Fed raising target rates. In spite of the increases in rates by the Fed during 2004, average rates earned on earning assets and average rates paid on interest bearing liabilities generally continued to decrease as the Company saw old balances of both assets and liabilities mature and be rewritten at lower rates.

Item 7. Management's Discussion of Analysis of Financial Condition and Results of Operations (continued)


Net Interest Income (continued)

2004 Compared to 2003 (continued)

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

Income from interest earning assets decreased $575,000 in 2004. Although average rates within each asset class fell, average rates received as a whole fell only slightly as lower earning assets (Fed Funds sold, deposits in other banks) were replaced by relatively higher earning loan balances. Average balances of earning assets decreased $4,296,000. The decline in average rates on earning assets and average balances of earning assets were more than offset by declines in both average rates paid on deposits and on average balances of deposits. Interest expense decreased $1,627,000 due to a decrease in average interest bearing liabilities of 4.30% and a 60 basis point decline in average rates.

Because of the restricted availability of deposits to the subsidiary banks caused by the Company's rural location and because of high levels of competition, the Company, in order to fund loan growth, has historically been forced to pay rates on time deposits often at rates above most regional and national banks. During 2004, slowing loan growth reduced the need for deposit balances and the Company was able to pay rates on deposits, especially time deposits, which more closely approximated, and were often below, those rates paid by regional and national banks. Because of this reduction in rates and as older deposits at higher rates matured and were rewritten at lower rates created by the lower rate environment, interest expense on deposits decreased. Because of the favorable liquidity position by the Company throughout most of 2004, the subsidiary banks continued to pay rates on time deposits lower than those of much of the local competition. As time deposits matured, many customers chose to move balances to other financial institutions, resulting in a lower average balance of time deposits for 2004 as compared to 2003.

Customers appeared during the year to be reluctant to place money into time deposits. It appeared that expectation of rising rates made depositors reluctant to commit to longer term time deposits and many of the monies previously deposited into certificates moved to the interest bearing transaction accounts. This further lowered overall interest expense. Average balances of transaction based interest bearing accounts (money market and savings accounts) increased 8.21% from 2003 to 2004 while average balances of time deposits decreased 11.15%.

In the second half of 2004, the Fed began to raise the target Fed Funds rate, and as competition for deposits in the banks' local markets increased, the Company chose to fund new loan growth through funds borrowed from the Federal Home Loan Bank (FHLB). The rates and terms available on these funds were comparatively more attractive than offering above average market rates on deposits. As a result, balances of funds borrowed from the FHLB at December 31, 2004 were nearly double the levels at December 31, 2003.

Item 7. Management's Discussion of Analysis of Financial Condition and Results of Operations (continued)

Net Interest Income (continued)

A summary of the Company's net interest margin and average balance sheets for the years ended December 31, 2005, 2004 and 2003 is illustrated below (in thousands of dollars):


                                    2005                               2004                             2003
                                   -------                             -----                           ------
                     Average        Income   Yield       Average       Income     Yield      Average    Income      Yield
                     Balance(2)    /Expense  /Rate       Balance      /Expense   /Rate      Balance    /Expense    /Rate
                     ----------    --------  ------     ---------     --------   -------    ---------  --------    ------

Earning Assets
--------------
Loans(3,4)           $ 254,700    $ 18,6227   .31%       $ 235,023    $ 16,7527    .13%     $ 226,281   $ 16,966    7.50%
Investment Securities
  Taxable               23,313          707  3.03           25,944          674   2.60         28,107        885    3.15
  Nontaxable(1)          2,951          163  5.52            3,298          194   5.89          3,748        254    6.78
Interest bearing
  deposits               1,268           38  3.00            1,430           18   1.26          5,342         53     .99
Federal funds sold       9,970          343  3.44           14,119          163   1.15         20,632        218    1.06
                      --------     -------  -----       ----------     --------   -----      --------     ------   -----
Total earning
   assets              292,202       19,873  6.80          279,814       17,801   6.36        284,110     18,376    6.47

Allowance for loan
   losses               (2,807)                             (2,418)                            (2,163)
Other nonearning assets 25,291                              23,024                             23,343
                       -------                            --------                           ---------

Total Assets         $ 314,686                           $ 300,420                          $ 305,290
                      ========                           ========                           ========

Interest Bearing Liabilities
----------------------------
Demand deposits      $  23,554      $   189   .80        $  24,031    $      95    .40      $  21,434    $   134     .63
Savings deposits        49,391          437   .88           52,079          296    .57         48,128        381     .79
Time deposits          146,211        4,504  3.08          145,834        4,042   2.77        164,126      5,585    3.40
Borrowed money          14,728          631  4.28            6,264          278   4.44          4,780        238    4.98
                      --------       ------  ----        ---------     --------   -----      --------     ------    ----
Total interest bearing
  Liabilities          233,884        5,761  2.46          228,208        4,711   2.06        238,468      6,338    2.66

Demand deposits         41,360                              37,325                             35,086
Other liabilities        6,459                               3,954                              2,337
Stockholders' equity    32,983                              30,933                             29,399
                      --------                           ---------                           --------

Total Liabilities and
  Shareholders'
  Equity             $ 314,686                           $ 300,420                          $ 305,290
                       ========                           ========                           ========


Net Interest Income               $  14,112                           $  13,090                         $ 12,038
Net Yield on Earning Assets                  4.83%                                4.68%                             4.24%



Notes:
(1) Yields are computed on a taxable equivalent basis using a 37% income tax rate.
(2) Average balances are based on daily balances
(3) Includes loans in nonaccrual status
(4) Income on loans includes fees

Item 7. Management's Discussion of Analysis of Financial Condition and Results of Operations (continued)

Net Interest Income (continued)


               EFFECT OF RATE-VOLUME CHANGES ON NET INTEREST INCOME
                      (On a fully taxable equivalent basis)
                            (In thousands of dollars)


                      Increase (Decrease)             Increase (Decrease)
                       2005 Compared to 2004          2004 Compared to 2003

                     Due to change in:               Due to change in:
                    Average   Average      Total     Average   Average    Total
                      Volume    Rate       Change     Volume   Rate      Change
Interest Income
Loans              $  1,402    $  468     $  1,870    $  655  $  (869)  $  (214)
Investment securities
  Taxable               (68)      101           33      (191)     (20)     (211)
  Nontaxable            (20)      (11)         (31)      (60)               (60)
Interest bearing
  deposits               (2)       22           20       (39)       4       (35)
Federal funds sold      (48)      228          180       (69)      14       (55)
                     ------    ------      -------     ------  ------    ------

Total Interest Income 1,264       808        2,072       296     (871)     (575)
                     ------     -----        -----     -----     ----      ----


Interest Expense
Demand deposits          (2)       96           94        16      (55)      (39)
Savings deposits        (15)      156          141        31     (116)      (85)
Time deposits            10       452          462      (622)    (921)   (1,543)
Borrowed money          376       (23)         353        74      (34)       40
                      ------    ------     -------    -------   -------   -----

Total Interest Expense  369       681        1,050      (501)  (1,126)   (1,627)
                      ------    ------      -------    -------  -------   ------

Net Interest Income $   895    $  127     $  1,022    $  797   $  255    $1,052
                    =======     =====      =======     =====    =====    ======

Changes in volume are calculated based on the difference in average balance multiplied by the prior year average rate. Changes due to rate changes are calculated by subtracting the change due to volume from the total change.


Loan Portfolio

The Company is an active residential mortgage and construction lender and extends commercial loans to small and medium sized businesses within its primary service area. The Company's commercial lending activity extends across its primary service areas of Grant, Hardy, Hampshire, Mineral, Randolph, Tucker and Pendleton counties in West Virginia and Frederick County, Virginia. Consistent with its focus on providing community-based financial services, the Company does not attempt to diversify its loan portfolio geographically by making significant amounts of loans to borrowers outside of its primary service area.

Item 7. Management's Discussion of Analysis of Financial Condition and Results of Operations (continued)

Loan Portfolio (continued)

The following table summarizes the Company's loan portfolio (in thousands of dollars):

                                    At December 31,
                   2005      2004       2003       2002        2001
                   ------   -----      -------    ------     -------
Real Estate
  Mortgage     $ 153,646  $ 140,762  $ 129,671  $ 121,558   $ 111,668
  Construction    12,201      8,850      7,552      6,813       3,868
Commercial        57,908     52,813     42,911     47,089      42,204
Installment       46,265     46,092     46,501     50,294      47,730
               ---------   --------   --------   --------    --------

Total Loans      270,020    248,517    226,635    225,754     205,470
Allowance for
  Loan losses     (3,129)    (2,530)    (2,463)    (1,793)     (1,603)
                 -------    -------    -------    -------     -------

Loans, net     $ 266,891  $ 245,987  $ 224,172  $ 223,961   $ 203,867
                ========   ========   ========   ========    ========

Commercial loan balances include certain commercial loans which are secured by real estate. As of December 31, 2005, 2004 and 2003 the Company maintained balances of loans secured by real estate of $200.03 million, $180.17 million and $163.60 million.

There were no foreign loans outstanding during any of the above periods.

The following table shows the Company's loan maturity distribution as of December 31, 2005:

                                            Maturity Range
                               Less than    1-5        Over
                                1 Year     Years       5 Years     Total
                                --------    -----      -------     -------
                                        (in thousands of dollars)
Loan Type
Commercial and agricultural  $  35,940   $ 12,506   $    9,462    $ 57,908
Real estate mortgage and
   construction                 43,852     56,520       65,475     165,847
Consumer installment            15,057     29,635        1,573      46,265
                              --------   --------     --------     -------

Total                        $  94,849   $ 98,661   $   76,510    $270,020
                               =======   =======     ========      ========

Item 7. Management's Discussion of Analysis of Financial Condition and Results of Operations (continued)

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

An inherent risk in the lending of money is that the borrower will not be able to repay the loan under the terms of the original agreement. The allowance for loan losses (see subsequent section) provides for this risk and is reviewed periodically for adequacy. This review also considers concentrations of loans in terms of geography, business type or level of risk. While lending is geographically diversified within the service area, the Company does have some concentration of loans in the area of agriculture (primarily poultry farming), and the timber and coal extraction industries. Management recognizes these concentrations and considers them when structuring its loan portfolio.

Nonperforming loans include nonaccrual loans, loans 90 days or more past due and restructured loans. Nonaccrual loans are loans on which interest accruals have been discontinued. Loans are typically placed in nonaccrual status when the collection of principal or interest is 90 days past due and collection is uncertain based on the net realizable value of the collateral and/or the financial strength of the borrower. Also, the existence of any guaranties by federal or state agencies is given consideration in this decision. The policy is the same for all types of loans. Restructured loans are loans for which a borrower has been granted a concession on the interest rate or the original repayment terms because of financial difficulties. Nonperforming loans do not represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity, or capital resources. Nonperforming loans are listed in the table below.

Nonperforming loans increased from December 31, 2004 to December 31, 2005. At December 31, 2005, nonperforming loans represented .72% of the Company's balances of gross loans as compared to .43% at December 31, 2004.

The following table summarizes the Company's nonperforming loans (in thousands of dollars):

                                           At December 31,
                          2005     2004       2003        2002        2001
                         -----    ------     ------      -----       -----
Loans accounted for on a nonaccrual basis
   Consumer             $   124   $  252    $    228    $      9    $      --
   Real Estate              619      278       1,436         290          474
                          -----    ------    -------     -------     --------
Total nonaccrual loans      743      530       1,664         299          474

Restructured loans          ---      ---         631         662         ---

Loans delinquent 90 days or more
   Commercial                74      140          25         161          607
   Real estate              966      355       1,255       1,312        1,352
   Consumer                 149       40         318         445          336
                         ------    -----      ------      ------       ------
Total delinquent loans    1,189      535       1,598       1,918        2,295

Total nonperforming
   Loans                $ 1,932  $ 1,065     $ 3,893     $ 2,879      $ 2,769
                          ======   ======    ======       ======       ======

Item 7. Management's Discussion of Analysis of Financial Condition and Results of Operations (continued)


Credit Quality (continued)

Real estate acquired through foreclosure was $44,800 at December 31, 2005, $327,650 at December 31, 2004 and $291,414 at December 31, 2003. The foreclosed property held at December 31, 2005 was located in the Company's primary service area. The Company's practice is to value real estate acquired through foreclosure at the lower of (i) an independent current appraisal or market analysis less anticipated costs of disposal, or (ii) the existing loan balance. The Company is actively marketing all foreclosed real estate and does not anticipate material write-downs in value before or at the time of disposition.

Because of its large impact on the local economy, Management continues to monitor the economic health of the poultry industry. The Company has direct loans to poultry growers and the industry is a large employer in the Company's trade area.

In recent periods, the Company's loan portfolio has also begun to reflect a concentration in loans collateralized by heavy equipment, particularly in the trucking, mining and timber industries. In part because of rising fuel costs, the trucking sector has experienced a recent downturn. However, the Company has experienced no material losses related to foreclosures of loans collateralized by heavy equipment. While close monitoring of this sector is necessary, Management expects no significant losses in the foreseeable future.

As of December 31, 2005, the Company had three potential problem loans as defined in SEC Industry Guide III that would require disclosure. These loans are described below.

In July 2004, the Company received notice that a large commercial loan customer had filed for Chapter 11 bankruptcy protection. Depending upon the final outcome of the bankruptcy proceedings, the Company may be forced to reclassify the loans made to this customer, which total approximately $1.38 million, to non-accrual status. If these loans are reclassified to non-accrual, this will have a negative impact on interest revenue and net income to the extent that any interest accruing to the loans of this customer would not be recognized as income. At present, the interest earned on the loans to this customer total approximately $100,000 per annum. The loans to this customer are deemed by Management to be well secured, and if a foreclosure is required, the Company expects there to be no loss on the sale of the collateral. Since the bankruptcy filing, this customer has continued to make payments of both principal and interest, and though remaining moderately delinquent, these payments have been sufficient to consistently keep the customer less than 60 days past due.

As of December 31, 2005, a large commercial loan customer with outstanding loan balances of approximately $450,000 was over 60 days past due and recent payment history indicates this customer may lack sufficient cash flow to bring the loan current. During January, this customer brought all its loans current but has subsequently become delinquent. Recently, the Company obtained information that led to a belief that the bankruptcy of this customer may be imminent; however, the Company has received no formal notice of bankruptcy proceedings. As such, all loans outstanding to this customer have been moved to non-accrual status. In addition, the Company has begun taking steps to repossess certain items collateralizing this customer's loans. Management believes the loans to this customer to be well secured and expects no material loss related to this customer.

As of December 31, 2005 a third large commercial loan customer with balances of approximately $2,500,000 had become delinquent, leading to management's belief that this customer may lack sufficient cash flow to continue to make timely payments on the loan. Should delinquencies for this customer continue or grow worse, it may become necessary to reclassify the loans of this customer to non-accrual status. At present, the interest income earned on loans to this customer is approximately $200,000. In the event that foreclosure would become necessary for this loan customer, Management believes the loans to this customer to be well secured and no material loss would occur. In the weeks immediately following December 31, 2005, this customer had paid all accounts current, and this customer remains current as of the date of this filing.

Item 7. Management's Discussion of Analysis of Financial Condition and Results of Operations (continued)


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

Each of Company's banking subsidiaries, Capon Valley Bank and The Grant County Bank, determines the adequacy of its allowance for loan losses independently. Although the loan portfolios of the two banks are similar to each other, some differences exist which result in divergent risk patterns and different charge-off rates amongst the functional areas of the banks' portfolio. Each bank pays particular attention to individual loan performance, collateral values, borrower financial condition and economic conditions. The determination of an adequate allowance at each bank is done in a three step process. The first step is to identify impaired loans. Impaired loans are problem loans above a certain threshold which have estimated losses calculated based on the fair value of the collateral with which the loan is secured.

A summary of the loans which the Company has identified as impaired follows (in thousands of dollars):

                                  December 31, 2005    Identified
       Loan Type                       Balance         Impairment
       ---------                       -------         ----------
       Mortgage                       $ 1,113           $   198
       Commercial                          94                19
       Installment                        286               137

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

The ratio of the allowance for loan losses to total loans outstanding was 1.16% at December 31, 2005, 1.02% at December 31, 2004 and 1.09% at December 31, 2003. At December 31, 2005, the ratio of the allowance for loan losses to nonperforming loans was 161.96% compared to 237.56% at December 31, 2004 and 63.27% at December 31, 2003.

Following higher than normal net charge-offs during 2003 and 2004, and balances of non-performing loans at December 31, 2004 being significantly lower than historically experienced by Highlands, the ratio of the allowance for loan losses to nonperforming loans had been reduced. Throughout 2005, the Company has experienced an increase in its delinquencies and in non-performing loans. As a result, management has deemed it necessary that the ratio of allowance for loan losses as a percent of gross loans increase. The increase was attained due to significantly lower credit losses than in prior years as opposed to an increase in the provision for loan losses.

Item 7. Management's Discussion of Analysis of Financial Condition and Results of Operations (continued)



Allowance For Loan Losses (continued)

An analysis of the loan loss allowance is set forth in the following table (in thousands of dollars):

                         2005     2004     2003     2002      2001
                         -----   -----   ------    ------    ------
Balance at beginning of
  Period               $ 2,530  $ 2,463  $ 1,793  $ 1,603  $ 1,493

Charge-offs
  Commercial loans          45       97      557      246      239
  Real estate loans          8      422       65      110       92
  Consumer loans           567      642      839      424      369
                         -----   ------   ------    -----     ----
  Total                    620    1,161    1,461      780      700

Recoveries
  Commercial loans          28       37       75       10       57
  Real estate loans                  36       54       68       12
  Consumer loans           150      235      182       72      141
                         -----    -----     ----     ----    -----
  Total                    178      308      311      150      210

Net charge-offs            442      853    1,150      630      490

Provision for loan losses  875      920    1,820      820      600
Other additions            166

Balance at end of
  period               $ 3,129  $ 2,530  $ 2,463  $ 1,793  $ 1,603
                         ======  ======    =====   ======   ======

Percent of net charge-offs
  to average net loans
  outstanding during the
  period                 .17%      .51%     .29%    .25%      .23%

Cumulative net loan losses, after recoveries, for the five year period ending December 31, 2005 are as follows (in thousands of dollars):

                                                Dollars   Percent of Total
                  Commercial                   $   977         27%
                  Real estate                      527         15%
                  Consumer                       2,061         58%
                                                ------       -----
                  Total                        $ 3,565        100%
                                                ======        ===

The following table shows the allocation of loans in the loan portfolio and the corresponding amounts of the allowance allocated by loan types (dollar amounts in thousands):

                                               At December 31,
                    2005            2004             2003             2002            2001
                    ----            -----            -----            ----            ----
                      Percent         Percent           Percent           Percent         Percent
                       Of               of                of                of               of
              Amount  Loans   Amount   Loans    Amount   Loans    Amount   Loans   Amount   Loans

Commercial  $  900     21%    $  697    21%      $  779    19%    $  543     21%   $   487    21%
Mortgage     1,139     62%       853    60%         725    61%       504     57%       576    56%
Consumer     1,082     17%       970    19%         819    20%       652     22%       450    23%
Unallocated      8                10                140               94                90
             -----   -----    ------    ---        -----  ----     -----   ----     ------   -----
   Totals  $ 3,129    100%   $ 2,530   100%     $ 2,463   100%   $ 1,793    100%   $ 1,603   100%
            ======    ====     =====   ====      ======   ====    ======    ====    ======   ====


Item 7. Management's Discussion of Analysis of Financial Condition and Results of Operations (continued)


Allowance For Loan Losses (continued)


As certain loans identified as impaired are paid current, collateral values increase or loans are removed from watch lists for other reasons, and as other loans become identified as impaired, and because delinquency levels within each of the portfolios change, the allocation of the allowance among the loan types may change. Management feels that the allowance is a fair representation of the losses present in the portfolio given historical loss trends, economic conditions and any known credit problems as of any quarter's end. Management believes that the allowance is to be taken as a whole, and allocation between loan types is an estimation of potential losses within each type given information known at the time.

The above figures act as the beginning for the allocation of overall allowances. Additional changes have been made in the allocation of the allowance to address unknowns and contingent items. The unallocated portion is not computed using a specific formula and is management's best estimate of what should be allocated for contingencies in the current portfolio.


Noninterest Income

2005 compared to 2004

Non interest income increased 6.01% in 2005 as compared to 2004.

Service charge income increased $66,000, almost exclusively in the income received from customer overdraft charges. As the Company's account base has grown and non-interest bearing checking volume has grown, revenue from insufficient funds charges has also increased. Late in 2005, Capon Valley Bank implemented a program commonly referred to as "Courtesy Overdraft." Based upon observances of other banking institutions which have implemented similar programs, Management believes that the income derived from insufficient funds charges will increase overall service change income during 2006.

Income from insurance operations, which is underwriting income by HBI Life and commission income earned by the subsidiary banks, decreased slightly during 2005 as compared to 2004. As new consumer installment loan volume has declined the income from insurance operations has also declined as insurance originations come mostly from installment lending.

During 2005, the company recorded non-recurring income totaling $33,000. A portion of this income related to the gain on the sale of the Company's interest in an automated debit card company. Secondly, during the fourth quarter of 2005, a portion of the parking area of one of the Company's branch locations was purchased as part of a street widening project, and the Company recorded a gain of $19,000 related to this sale.

Item 7. Management's Discussion of Analysis of Financial Condition and Results of Operations (continued)

Noninterest Income (continued)

2004 compared to 2003

Noninterest income increased 18.58% from 2003 to 2004. Much of this increase was attributable to an increase in the transaction charges for non-sufficient funds of checking account customers which contributed heavily to a $194,000 increase in service charges.

During 2004 the volume of new consumer installment loans declined and impacted insurance earnings. As credit life and accident and health insurance are sold primarily to installment loan customers, the volume of new insurance business has decreased with the decline in installment lending. In spite of declines in sales of credit life and accident insurance, insurance earnings increased 26.32% in 2004 as compared to 2003. As new policies are written, there are requirements that portions of the premiums be held in reserve in anticipation of future claims. Throughout 2004, as the volume of new insurance business fell older policies matured without claims. As a result of this, required balances of these reserves were reduced and this positively impacted the income of HBI Life Insurance Company.

Because of the closing of the trust subsidiary, trust fees fell $49,000 during 2004 as compared to 2003.


Noninterest Expenses

2005 compared to 2004

Expenses related to salaries and benefits increased 1.99% in 2005 as compared to 2004. An increase in full-time equivalent employees was responsible for about half of this increase. Costs of post retirement benefits for employees declined primarily due to lower costs that resulted from the retirement of an employee in 2004.

Occupancy and equipment expense increased slightly as the properties of the Company remained relatively constant (not inclusive of the physical assets obtained with the purchase of The National Bank of Davis). Because of the purchase of The National Bank of Davis and the related depreciation of the property and equipment obtained in the purchase, Management expects occupancy and equipment expense to increase during 2006 as compared to 2005.

Data processing expense fell 5.81% in 2005 as compared to 2004, due mainly to a decrease in the contractual rate charged to the subsidiary banks by the primary supplier of account processing functions.

Legal and professional fees increased $98,000 in 2005 as compared to 2004. Significant costs relating to compliance efforts under Rule 404 of the Sarbanes Oxley Act of 2002 and increased audit procedures required by bank regulatory authorities, were responsible for the largest portion of the increase in legal and professional fees. Management expects that the cost of such services will decline during 2006 as the bulk of the compliance costs have been incurred.

Item 7. Management's Discussion of Analysis of Financial Condition and Results of Operations (continued)

Noninterest Expenses (continued)

2004 Compared to 2003

Expenses related to salaries and benefits increased 8.83% in 2004 as compared to 2003. Of the increase in salary and benefit expense, a large portion was attributable to an increase in costs of employee insurance and to an increase in wages and corresponding payroll taxes. A slight decline in full time equivalent employees was offset by the increase in wages due to normal pay increases. Both subsidiary banks experienced increases in costs related to the post-retirement benefits . However, this cost was partially offset by improved earnings of the policies used to fund these benefits. Costs of retirement benefits increased primarily due to rising costs of The Grant County Bank's defined benefit pension plan.

Equipment and data processing expenses increased largely as a result of the purchase, implementation and upgrades of processing equipment intended to improve operational efficiency. During 2003 and 2004, both subsidiary banks implemented telephone banking services and statement imaging services. Both projects required significant new equipment which increased depreciation expense.

Legal and professional fees increased 17.53% as expanded audit procedures were made necessary by the organization's growth and changes in the regulatory environment.


Securities

The Company's securities portfolio serves several purposes. Portions of the portfolio are used to secure certain public and trust deposits. The remaining portfolio is held as investments or used to assist the Company in liquidity and asset liability management. Total securities, including restricted securities, increased to $28,871,000 or 8.55% of total assets at December 31, 2005.

The securities portfolio consists of three components: securities held to maturity, securities available for sale and restricted securities. Securities are classified as held to maturity when management has the intent and the Company has the ability at the time of purchase to hold the securities to maturity. Held to maturity securities are carried at cost, adjusted for amortization of premiums and accretion of discounts. Securities to be held for indefinite periods of time are classified as available for sale and accounted for at market value. Securities available for sale include securities that may be sold in response to changes in market interest rates, changes in the security's prepayment risk, increases in loan demand, general liquidity needs and other similar factors. Restricted securities are those investments purchased as a requirement of membership in certain governmental lending institutions and cannot be transferred without the issuer's permission. The Company's purchases of securities have generally been limited to securities of high credit quality with short to medium term maturities.

The Company identifies at the time of acquisition those securities that are available for sale. These securities are valued at their market value with any difference in market value and amortized cost shown as an adjustment in stockholders' equity. Changes within the year in market values are reflected as changes in other comprehensive income, net of the deferred tax effect. As of December 31, 2005, the cost basis of the securities available for sale exceeded their fair value by $140,000 ($88,000 after tax effect of $52,000).

Item 7. Management's Discussion of Analysis of Financial Condition and Results of Operations (continued)

Securities (continued)

The following table summarizes the carrying value of the Company's securities at the dates indicated (in thousands of dollars):



                            Held to Maturity          Available for Sale
                             Carrying Value             Carrying Value
                               December 31,               December 31,
                          2005     2004     2003     2005     2004     2003
                          -----    ------   -----   -----     -----    -----

U.S. Treasuries and
  agencies              $        $       $         $17,234   $18,164   $23,240
Obligations of states and
  political subdivisions    491    1,162    1,364    2,705     1,817     2,604
Mortgage backed
  Securities                                    2    7,163     4,693     6,758
Marketable equities                                     28        28        29
                         ------   ------   -------   -----    ------     -----
Total                    $  491  $ 1,162 $  1,366  $27,130   $24,702   $32,631
                          =====    =====   =====    ======   ======     ======


The carrying amount and estimated market value of debt securities (in thousands of dollars) at December 31, 2005 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.


                                                          Equivalent
                                         Amortized  Fair    Average
                                           Cost     Value    Yield
                                          --------  -----    -------
Securities Held to Maturity

   Due in one year or less                $  321   $  324    4.69%
   Due after one year through five years     170      170    5.09%
                                         -------   ------    -----
   Total Held to Maturity               $    491 $    494    4.83%
                                          ======     ====    =====


                                                          Equivalent
                                         Amortized  Fair    Average
                                           Cost     Value    Yield
                                         ---------  -----  ----------
Securities Available for Sale

   Due in one year or less             $  14,638 $ 14,525    3.27%
   Due after one year through five years  11,784   11,760    4.41%
   Due after five years through ten years    579      577    3.41%
   Due after ten years                       242      240    3.12%
   Equity securities  with no maturity        28       28    8.40%
                                        -------- --------    -----
   Total Available for sale             $ 27,271 $ 27,130    3.77%
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

Item 7. Management's Discussion of Analysis of Financial Condition and Results of Operations (continued)


Deposits

The Company's primary source of funds is local deposits. The Company's deposit base is comprised of demand deposits, savings and money market accounts and other time deposits. The majority of the Company's deposits are provided by individuals and businesses located within the communities served.

Total balances of deposits increased 11.91% from December 31, 2004 to December 31, 2005. Of the increase in deposits, 10.09% is attributable to the purchase of The National Bank of Davis.

Although the Company does not actively solicit large certificates of deposit (those more than $100,000) due to the unstable nature of these deposits, the balances of such deposits increased 15.36% from December 31, 2004 to December 31, 2005. Of the increase, 5.89% is attributable to the purchase of The National Bank of Davis.

     A summary of the maturity of large deposits over $100,000 is as follows:
                                                    December 31,
                                            ----------------------------
         Maturity Range                   2005        2004        2003
         --------------                   ----        ----        ----
                                            (In Thousands of Dollars)

     Three months or less               $  7,662    $  6,598    $   7,950
     Four to twelve months                14,835      13,861       19,080
     One year to three years              17,736      15,323       12,307
     Four years to five years              5,222       3,620        8,008
                                        --------    --------     --------

       Total                            $ 45,455    $ 39,402    $  47,345
                                         =======     =======     ========

Borrowed Money

Long Term Borrowings

The Company borrows funds from the Federal Home Loan Bank ("FHLB") to reduce market rate risks, provide liquidity, and to fund capital additions. These borrowings may have fixed or variable interest rates and are amortized over a period of one to twenty years, or may be comprised of single payment borrowings with periodic interest payments and principal amounts due at maturity. Borrowings from this institution allow the banks to offer long-term, fixed rate loans to their customers and match the interest rate exposure of the receivable and the liability and to meet liquidity needs and to manage interest rate risk through the use of long-term fixed rate borrowings. During 2005, the Company borrowed an additional $8,200,000 from the FHLB and made payments of $ 1,513,000 on outstanding balances.

Short Term Borrowings

Although the Company has traditionally not experienced the need for overnight or other short-term borrowings, loan growth during the fourth quarter of 2004 necessitated an overnight borrowing of $2,000,000 that was still outstanding at December 31, 2004. During the first quarter of 2005, the Company initiated $ 1,500,000 in new short term borrowings and made repayments of $ 3,500,000. At December 31, 2005, the Company had no balances of short term borrowings. Though this funding tool may be required in coming periods, Management prefers to fund growth through longer term vehicles and expects instances of overnight borrowings to be limited.

Parent Company Line of Credit

During the fourth quarter of 2003, the Company secured a $2,500,000 open line of credit with another commercial bank. This line of credit is secured by equity securities in a subsidiary company. This debt instrument was obtained as both a precautionary and opportunistic device for funding should a need arise in the future. There were no advances in 2003, 2004 or 2005 from this line and it is not anticipated that any borrowings from this debt facility will be used to fund operating or liquidity needs.

Item 7. Management's Discussion of Analysis of Financial Condition and Results of Operations (continued)

Capital Resources

The assessment of capital adequacy depends on a number of factors such as asset quality, liquidity, earnings performance and changing competitive conditions and economic forces. The Company seeks to maintain a strong capital base to support its growth and expansion activities, to provide stability to current operations and to promote public confidence.

The Company's capital position continues to exceed regulatory minimums. The primary indicators relied on by the Federal Reserve Board and other bank regulators in measuring strength of capital position are the Tier 1 Capital, Total Capital and Leverage ratios. Tier 1 Capital consists of common stockholders' equity adjusted for unrealized gains and losses on securities. Total Capital consists of Tier 1 Capital and a portion of the allowance for loan losses. Risk-based capital ratios are calculated with reference to risk-weighted assets which consist of both on and off-balance sheet risks.

The capital management function is an ongoing process. Central to this process is internal equity generation accomplished by earnings retention. During 2005, 2004, and 2003, total stockholders' equity increased by $2,337,000, $2,106,000 and $ 1,184,000, respectively, as a result of earnings retention and changes in the other comprehensive income. The return on average equity was 11.54% in 2005 compared to 10.36% for 2004 and 7.60% for 2003. Total cash dividends declared represent 30.99% of net income for 2005 compared to 28.23% of net income for 2004 and 36.03% for 2003. Book value per share was $23.66 at December 31, 2005 compared to $22.03 at December 31, 2004.

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

Historically, the Company's primary need for additional levels of operational liquidity has been to fund increases in loan balances. The Company has normally funded increases in loans by increasing deposits and decreases in secondary liquidity sources such as balances of Fed Funds sold and balances of securities. Although total deposit balances have decreased and increased slightly in the last two years, the Company has maintained or increased levels of secondary liquidity resources and does not anticipate that an unexpectedly high level of loan demand in coming periods would impact liquidity to the extent that the Company would be required to pay above market rates to obtain deposits.

The parent Company's operating funds, funds with which to pay shareholder dividends and funds for the exploration of new business ventures have been supplied primarily through dividends paid by the Company's two subsidiary banks Capon Valley Bank and The Grant County Bank. The various regulatory authorities impose restrictions on dividends paid by a state bank. A state bank cannot pay dividends without the consent of the relevant banking authorities in excess of the total net profits of the current year and the combined retained profits of the previous two years. As of January 1, 2006 , the subsidiary banks could pay dividends to Highlands Bankshares, Inc. of approximately $5,018,000 without permission of the regulatory authorities. The special dividend in October 2005 from The Grant County Bank to Highlands Bankshares to fund the acquisition of The National Bank of Davis exceeded Grant's dividend limit as of the date of the dividend. As part of the regulatory application process for the acquisition, the applicable banking authorities approved this dividend and the Company believes that the special, one time, dividend will not restrict Grant's ability to pay dividends to the parent company in the coming periods.

Item 7. Management's Discussion of Analysis of Financial Condition and Results of Operations (continued)

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

Interest rate market conditions may also affect portfolio composition of both assets and liabilities. Traditionally, the Company's subsidiary banks have primarily offered one year adjustable rate mortgages (ARMs) to its mortgage loan customers. However, the low interest rate environment during 2003, 2004 and 2005 created intense competition, especially from larger banking institutions and finance companies offering long term fixed rate mortgages. As a result, the Company in recent periods has begun to write more mortgage loans with adjustable rates and maturities greater than one year. The increase in new ARM and balloon loans with two, three and five year adjustable rates has caused a shift in the maturity composition of the loan portfolio. This shift to longer term rates is partially responsible for the average rates earned on the loan portfolio to lag behind increases in rates paid on deposits and rates earned on other earning assets. In addition, competition for new loans remains heavy. The result of this competition has also had the effect of causing increases in rates earned on loans to lag behind the increase in those seen on interest bearing liabilities. Should these influences continue into the future, the Company may experience a decrease in its net interest margin.

As a result of the low interest rate environment in past years, depositors seemed reluctant to commit to longer term time deposits and in many instances appeared to hold monies temporarily in interest bearing transaction accounts in anticipation of rising rates in the future. This trend began to reverse in 2005 as time deposit balances have increased as customers began moving deposits from the lower earning transaction accounts and into time deposits. Should interest rates begin to rise sharply in the coming periods, Management believes that additional monies now in interest bearing transaction and savings accounts may further shift to time deposits, and this will cause a rise in the Company's cost of funds. Alternatively, these balances may be transferred by customers to other financial institutions offering higher deposit rates or customers may require the Company to match such rates to retain the deposit.

PART II: Item 7A. Quantitative and Qualitative Disclosures About Market
                  Risk (continued)

At present, the Company's largest challenge in managing its net interest income is the funding of loan growth. High levels of loan growth would require new funding which has historically been met by increases in deposits. As competition for deposits increases and should the Company need funds to finance loan growth, it may be forced to pay higher rates than other local banking organizations to obtain these deposits. This would result in a reduction in the Company's net interest margin and its net income. During 2004 and 2005, loan growth was funded through reduction in balances of comparatively lower earning assets like securities and federal funds sold and borrowing from the FHLB. The result was that during 2004 deposits balances fell, especially balances of time deposits. Balances of federal funds sold and securities also fell and net interest margin increased as a result of this. During 2005, deposit balances increased slightly, and this, coupled with cash flows from operations, allowed federal funds sold balances to increase. In addition, the purchase of The National Bank of Davis added balances of liquid funds, both in cash balances and balances of federal funds sold and this will allow for loan growth in the coming periods without the immediate need for attracting significant amounts of new deposits.

Although it is expected that deposit rates will continue to rise, management believes that with a significant portion of its loan portfolio repricing within one year that rising rates will not have a significant negative impact on the Company's net interest earnings.

The following table illustrates the Company's sensitivity to interest rate changes as of December 31, 2005 (in thousands of dollars):

                                                        More than
                                                         5 Years
                   1-90      91-365   1 to 3     3 to 5   or no
                   Days       Days     Years    Years    Maturity     Total
EARNING ASSETS

   Loans         $ 33,172   $99,308   $98,933   $17,008   $21,599    $270,020
   Fed funds sold  10,808                                              10,808
   Securities and
     other
     investments   12,522     9,741     4,475       840     1,293      28,871
   Deposits in
     other banks      660       203       100                             963
                   ------   -------    ------    ------    ------     -------

   Total           57,162   109,252   103,508    17,848    22,892     310,662
                   ------   -------   -------    ------    ------     -------

INTEREST BEARING LIABILITIES

   Interest bearing
     demand
     deposits      25,650                                              25,650
   Savings
     deposits      54,947                                              54,947
   Time deposits   18,305    61,091    57,985    18,961               156,342
   Borrowed money   1,434       893     2,467       942     9,327      15,063
                 --------    ------    ------    ------   -------     --------

   Total          100,336    61,984    60,452    19,903     9,327     252,002
                  -------    ------    ------    ------   -------     -------

Rate
  sensitivity
  GAP            $(43,174)  $47,268   $43,056  $ (2,055) $ 13,565    $ 58,660

Cumulative GAP   $(43,174)  $ 4,094   $47,150  $ 45,095  $ 58,660

Ratio of
   cumulative
   interest
   sensitive
   assets to
   cumulative
   interest
   sensitive
   liabilities     56.97%  102.52%   121.17%   118.58%   123.28%

Item 8.  Financial Statements and Supplementary Data

                           HIGHLANDS BANKSHARES, INC.
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 2005 and 2004
                            (in thousands of dollars)

                                                  December 31,
                                              2005           2004
                                              -----         ------

ASSETS

Cash and due from banks                    $  8,850      $   6,187
Interest bearing deposits in banks              963            651
Federal funds sold                           10,808          4,006
Investments
  Securities held to maturity                   491          1,162
  Securities available for sale              27,130         24,702
Restricted investments                        1,250          1,165
Loans                                       270,020        248,517
Allowance for loan losses                    (3,129)        (2,530)
Bank premises and equipment                   7,684          6,810
Interest receivable                           1,818          1,436
Investment in life insurance contracts        6,396          5,809
Goodwill                                      1,534
Other intangible assets                       1,674             60
Other assets                                  2,084          2,017
                                          ---------      ---------

Total Assets                             $  337,573     $  299,992
                                          =========      =========


LIABILITIES

Deposits
  Noninterest bearing                   $    47,753    $    37,522
  Savings and interest bearing demand        80,597         75,342
  Time deposits over $100,000                45,455         39,402
  All other time deposits                   110,887        102,125
                                            -------        -------

  Total Deposits                            284,692        254,391
                                            -------        -------

Short term borrowings                                        2,000
Long term debt                               15,063          8,377
Accrued expenses and other liabilities        3,826          3,569
                                          ---------      ---------

Total Liabilities                           303,581        268,337
                                          ---------       --------


STOCKHOLDERS' EQUITY

Common Stock, $5 par value, 3,000,000
   shares authorized, 1,436,874 shares
   issued and outstanding                     7,184          7,184
Surplus                                       1,662          1,662
Retained Earnings                            25,651         23,028
Other accumulated comprehensive loss           (505)          (219)
                                          ---------        -------

Total Stockholders' Equity                   33,992         31,655
                                          ---------        -------


Total Liabilities and Shareholders'
   Equity                                 $ 337,573      $ 299,992
                                           ========       ========


               The accompanying notes are an integral part of this statement

                           HIGHLANDS BANKSHARES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
            FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003 (in
                  thousands of dollars, except per share data)

                                               Years ended December, 31
                                           2005         2004          2003
                                           -----       -----         -----
Interest and Dividend Income
   Loans, including fees                $ 18,622      $16,752       $16,966
   Federal funds sold                        343          163           218
   Interest bearing deposits                  38           18            54
   Investment securities - taxable           707          674           885
   Investment securities - nontaxable        103          122           160
                                         -------       ------        ------

   Total Interest Income                  19,813       17,729        18,283
                                          ------       ------        ------

Interest Expense
   Interest on deposits                    5,130        4,433         6,100
   Interest on borrowed money                631          278           238
                                         -------      -------        ------

   Total Interest Expense                  5,761        4,711         6,338
                                         -------       ------        ------

Net Interest Income                       14,052       13,018        11,945
                                          ------       ------        ------

Provision for Loan Losses                    875          920         1,820
                                          ------       ------        ------

Net Interest Income after
   Provision for Loan Losses              13,177       12,098        10,125
                                          ------       ------        ------

Noninterest Income
   Service charges                           876          810           616
   Insurance commissions and income          227          240           190
   Life insurance investment income          234          251           221
   Other operating income                    326          292           336
   Gain(loss) on security transactions         6            4             4
                                          ------       ------       -------

   Total noninterest income                1,669        1,597         1,367
                                         -------       ------       ------

Noninterest Expenses
   Salaries and benefits                   4,973        4,876         4,480
   Occupancy expense                         412          401           382
   Equipment expense                         836          813           726
   Data processing expense                   632          671           600
   Legal and professional fees               440          342           291
   Directors fees                            341          328           311
   Other operating expenses                1,494        1,507         1,457
                                           -----        -----         -----

   Total noninterest expenses              9,128        8,938         8,247
                                           -----        -----         -----

Income before income tax expense           5,718        4,757         3,245

Income tax expense                         1,916        1,551         1,012
                                           -----        -----         -----

Net Income                               $ 3,802      $ 3,206       $ 2,233
                                         =======       =======       ======



Weighted Average Shares Outstanding    1,436,874    1,436,874     1,436,874
Earnings Per Share                        $ 2.65     $   2.23      $   1.55
Dividends Per Share                       $  .82     $    .63      $    .56


               The accompanying notes are an integral part of this statement

                           HIGHLANDS BANKSHARES, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                            (in thousands of dollars)



                                                        Accumulated
                                                          Other
                                                       Comprehensive
                            Common   Retained              Income
                            Stock     Surplus   Earnings   (Loss)      Total
                            ------    -------   --------  ----------   ------

Balances January 1, 2003   $7,184     $1,662    $19,299    $  220     $28,365

Comprehensive Income:
  Net income                                      2,233                 2,233
  Change in other
   comprehensive income                                      (244)       (244)
                                                                      --------

  Total Comprehensive Income                                            1,989

  Cash Dividends                                   (805)                 (805)
                           ------      -----     ------     ------    --------

Balances December 31, 2003  7,184      1,662     20,727       (24)     29,549

Comprehensive Income:
  Net income                                      3,206                 3,206
  Change in other
   comprehensive income                                      (195)       (195)
                                                                        -----

  Total Comprehensive Income                                            3,011

  Cash Dividends                                   (905)                 (905)
                            -----      -----     ------      ------     ------

Balances December 31, 2004  7,184      1,662     23,028      (219)     31,655

Comprehensive Income:
  Net income                                      3,802                 3,802
  Change in other
   comprehensive income                                      (286)       (286)
                                                                        -----

  Total Comprehensive Income                                            3,516

Cash Dividends                                   (1,179)               (1,179)
                             -----     -----     ------       -----     -------

Balances December 31, 2005 $7,184   $  1,662   $ 25,651   $  (505)    $33,992
                            =====    =====      ======     ======      ======

               The accompanying notes are an integral part of this statement

                           HIGHLANDS BANKSHARES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 and 2003
                            (in thousands of dollars)

                                            Years Ended December 31,
                                          2005       2004       2003
                                          -----      -----      ----
CASH FLOWS FROM OPERATING ACTIVITIES

Net Income                              $ 3,802     $ 3,206    $ 2,233
Adjustments to reconcile net income
  to net cash provided by operating
  activities
      Gain on securities transactions        (6)         (4)        (4)
      (Gain)Loss on sale of property        (19)          1
      Depreciation                          692         666        577
      Income from life insurance
         contracts                         (234)       (251)      (220)
      Net amortization of securities
         premiums                            39         248        463
      Provision for loan losses             875         920      1,820
      Deferred income tax benefit          (170)       (103)      (187)
      Amortization of Goodwill               38          10         10
      Decrease (Increase) in interest
        receivable                         (294)        282        103
      Decrease (Increase) in other assets    95         555       (493)
      Increase (Decrease) in accrued
        expenses                            207         (69)       872
                                           ------     ------     ------

Net Cash Provided by Operating
  Activities                              5,025       5,461      5,174
                                           -----      -----      -----


CASH FLOWS FROM INVESTING ACTIVITIES

Sale of property                             19
Proceeds from maturity of securities
   held to maturity                         670         201          1
Proceeds from maturity of securities
  available for sale                     12,654      15,244     19,576
Purchase of securities available
  for sale                               (8,083)     (7,832)   (29,410)
Increase in restricted investments          (77)       (232)      (261)
Net change in interest bearing deposits
  in other banks                           (312)        536      3,312
Net increase in loans                   (13,442)    (22,734)    (2,031)
Net change in federal funds sold           (768)     12,712     (2,093)
Purchase of property and equipment         (281)       (265)      (914)
Purchase of branch operations, net of
  cash received                            (893)          -          -
                                        -------      -------    -------

Net Cash Used In Investing Activities   (10,513)     (2,370)   (11,820)
                                       ---------     -------    -------

CASH FLOWS FROM FINANCING ACTIVITIES

Net change in time deposits               5,793     (15,993)      (640)
Net change in other deposit accounts     (1,150)      7,699      5,813
Additional long term debt                 8,200       3,800      1,785
Change in short term borrowings          (2,000)      2,000
Repayment of long term debt              (1,513)       (719)      (519)
Dividends paid in cash                   (1,179)       (905)      (805)
                                        --------     -------     ------

Net Cash Provided by (Used in)
   Financings Activities                  8,151      (4,118)     5,634
                                        --------     -------     ------

CASH AND CASH EQUIVALENTS

Net increase (decrease) in cash and
   due from banks                         2,663      (1,027)    (1,012)
Cash and due from banks, beginning
   of year                                6,187       7,214      8,226
                                          -----      -------    -------

Cash and due from banks, end of year    $ 8,850     $ 6,187    $ 7,214
                                       =========   ========   ========

Supplemental Disclosures
  Cash Paid for:
   Interest expense                     $ 5,523     $ 4,920    $ 6,360
   Income taxes                         $ 1,984     $ 1,183    $ 1,448

               The accompanying notes are an integral part of this statement

Notes to Consolidated Financial Statements

NOTE 1      SUMMARY OF OPERATIONS


Highlands Bankshares, Inc. (the "Company") is a bank holding company and operates under a charter issued by the state of West Virginia. The Company owns all of the outstanding stock of The Grant County Bank ("Grant") and Capon Valley Bank ("Capon"), which operate under charters issued by the state of West Virginia. The Company also owns all of the outstanding stock of HBI Life Insurance Company, Inc. ("HBI Life"), which operates under a charter issued in Arizona. State chartered banks are subject to regulation by the West Virginia Division of Banking, The Federal Reserve Bank and the Federal Deposit Insurance Corporation while the insurance company is regulated by the Arizona Department of Insurance. The Banks provide services to customers located mainly in Grant, Hardy, Hampshire, Mineral, Pendleton, Randolph and Tucker counties of West Virginia, including the towns of Petersburg, Keyser, Moorefield, Davis and Wardensville through ten locations and the county of Frederick in Virginia through a single location. The insurance company sells life and accident coverage exclusively through the Company's subsidiary banks.



NOTE 2      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES



The accounting and reporting policies of Highlands Bankshares, Inc. and its subsidiaries conform to accounting principles generally accepted in the United States of America and to accepted practice within the banking industry.

     (a)   Principles of Consolidation
           The consolidated financial statements include the accounts of The Grant County Bank, Capon Valley Bank and HBI Life Insurance Company. During 2005, the Company purchased all of the outstanding shares of The National Bank of Davis ("Davis") (see Note 19) and these operations are included subsequent to the purchase. All significant intercompany accounts and transactions have been eliminated.

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

NOTE 2      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)


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

     (g)   Allowance For Loan Losses
           The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

           The allowance for loan losses is evaluated on a regular basis by management and is based upon management's periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral and prevailing economic conditions. Management uses three steps in calculating the balance of the reserve. The first step is the specific classification which examines problem loans and applies a weight factor to each category. The weight factor is based upon historical data and the loans within each category are reviewed on a monthly basis to determine changes in their status. The second step applies a predetermined rate against total loans with unspecified reserves. Again, this rate is based upon experience and can change over time. The third step is an unallocated allowance which is determined by economic events and conditions that may have a real, but as yet undetermined, impact upon the portfolio. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

           The impairment of loans that have been separately identified for evaluation is measured based on the present value of expected future cash flows or , alternatively, the observable market price of the loans or the fair value of the collateral. However, for those loans that are collateral dependent (that is, if repayment of those loans is expected to be provided solely by the underlying collateral) and for which management has determined foreclosure is possible, the measure of impairment of those loans is to be based on the fair value of the collateral. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Corporation does not separately identify individual consumer and residential loans for impairment disclosures.

NOTE 2      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)



     (h)   Per Share Calculations
           Earnings per share are based on the weighted average number of shares outstanding.

     (i)   Bank Premises and Equipment
           Bank premises and equipment are stated at cost less accumulated depreciation. Assets acquired in the acquisition of Davis have been recorded at their fair value. Depreciation is charged to income over the estimated useful lives of the assets using a combination of the straight-line and accelerated methods. The costs of maintenance, repairs, renewals, and improvements to buildings, equipment and furniture and fixtures are charged to operations as incurred. Gains and losses on routine dispositions are reflected in other income or expense.

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

     (n)   Goodwill and Other Intangible Assets

           Goodwill represents the cost in excess of the fair value of net assets acquired (including identifiable intangibles) in transactions accounted for as purchases. In accordance with provisions of SFAS No. 142, "Goodwill and Other Intangible Assets", goodwill is not amortized over an estimated useful life, but rather will be tested at least annually for impairment. As of December 31, 2005, the Company found the goodwill acquired in the Davis acquisition not be impaired.

           Core deposit and other intangible assets include premiums paid for acquisitions of core deposits (core deposit intangibles) and other identifiable intangible assets. Intangible assets other than goodwill, which are determined to have finite lives, are amortized based upon the estimated economic benefits received.

NOTE 3      CASH AND DUE FROM BANKS

The Banks are required to maintain average reserve balances based on a percentage of deposits. The Banks have generally met this requirement through average cash on hand and balances held with their correspondent institutions.


NOTE 4      SECURITIES

The carrying amount and estimated fair value of securities are as follows (in thousands of dollars):

                             Carrying  Unrealized  Unrealized    Fair
                              Amount    Gains       Losses       Value
Held to Maturity

December 31, 2005

State and municipals        $   491    $      3   $      --    $    494
                              ------    -------    ---------    -------
Total Securities Held to
  Maturity                  $   491    $      3   $      --    $    494
                             =======   ========    =========    =======


December 31, 2004

State and municipals        $ 1,162    $     25   $      --    $  1,187
                            --------   --------     --------   --------
Total Securities Held to
  Maturity                  $ 1,162    $     25   $      --    $  1,187
                           ========    ========    =========   ========


Available for Sale

December 31, 2005

U.S. Treasuries and
  Agencies                  $17,352    $     19   $     137    $ 17,234
Mortgage backed securities    7,172          30          39       7,163
State and municipals          2,719           6          20       2,705
Marketable equities              28          --          --          28
                          ---------    --------    --------     --------

Total Securities Available
  For Sale                  $27,271    $     55   $     196    $ 27,130
                           =========   ========    =========    ========

December 31, 2004

U.S. Treasuries and
  Agencies                  $18,248    $    ---   $      84    $ 18,164
Mortgage backed securities    4,669          24                   4,693
State and municipals          1,811           6                   1,817
Marketable equities              28         ---           --         28
                          ----------   --------    ---------    --------

Total Securities Available
  For Sale                  $24,756    $     30   $      84    $ 24,702
                           =========   ========    ========    ========

NOTE 4      SECURITIES (continued)

Restricted investments consist of investments in the Federal Home Loan Bank and the Federal Reserve Bank. Investments are carried at face value and the level of investment is dictated by the level of participation with each institution. Amounts are restricted as to transferability. Investments in the Federal Home Loan Bank act as collateral against the outstanding borrowings from that institution.

The carrying amount and fair value of debt securities at December 31, 2005, by contractual maturity are shown below (in thousands of dollars). Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.
                                                                   Fair
                                                      Cost         Value
Securities Held to Maturity

     Due in one year or less                         $   321     $   324
     Due after one year through five years               170         170
                                                      ------      ------

     Total Held to Maturity                          $   491     $   494
                                                      ======      ======

                                                                   Fair
                                                      Cost         Value
Securities Available for Sale

     Due in one year or less                         $12,062     $11,992
     Due after one year through five years             7,084       7,030
     Due after five years through ten years              426         423
     Due after ten years                                 242         239
     Mortgage backed securities                        7,429       7,418
                                                      ------      ------
      Total Debt Securities                           27,243      27,102
     Equity securities with no maturity                   28          28
                                                      ------      ------

      Total Available for Sale                       $27,271     $27,130
                                                      ======      ======

The carrying amounts (which approximate market value) of securities pledged by the banks primarily to secure deposits amounted to $7,957,000 at December 31, 2005 and $4,765,000 at December 31, 2004.

Information pertaining to securities with gross unrealized losses at December 31, 2005, aggregated by investment category and length of time that individual securities have been in a continuous loss position is shown in the table below (in thousands of dollars):

                                     Total              Less than 12 Months      12 Months or Greater
                                      -----             --------------------     -------------------
                                           Gross                    Gross                 Gross
                                  Fair   Unrealized    Fair      Unrealized     Fair     Unrealized
                                 Value     Losses      Value       Losses       Value      Losses

Investment category
U.S. Treasury and Agency      $ 15,077   $   (137)    $  6,643    $    (52)   $  8,434    $   (85)
Mortgage backed securities       4,289        (39)       3,569         (27)        720        (12)
State and municipals             2,042        (20)       1,117         (15)        925         (5)
                                 -----    -------      -------    --------     -------    -------
Total                         $ 21,408   $   (196)    $ 11,329    $    (94)   $ 10,079    $  (102)
                              =========  ========      ======      =======     ======     =======

The information contained in the table above is required by a recently issued pronouncement and is being reported for the first time. Data in a format required to readily complete an accurate table for December 31, 2004 has not been retained and thus only data for December 31, 2005 has been included.

It is management's determination that all securities held at December 31, 2005 which have fair values less than the amortized cost have gross unrealized losses related to increases in the current interest rates for similar issues of securities and that no material impairment for any securities in the portfolio exist because of downgrades of the securities or as a result of a change in the financial condition of any of the issuers.

NOTE 5      LOANS

Loans outstanding as of December 31, 2005 and 2004 are summarized as follows (in thousands of dollars):

                                                        2005       2004
                                                       ------     ------

Commercial                                           $57,908     $52,814
Real estate construction                              12,201       8,850
Real estate mortgage                                 153,646     140,761
Consumer installment                                  46,265      46,092
                                                      ---------   ------

Total Loans                                         $270,020    $248,517
                                                     =======     =======


The following is a summary of information pertaining to impaired and non-accrual loans at December 31, 2005 and 2004 (in thousands of dollars):

                                                        2005       2004
                                                       -----       ------
Impaired Loans
  Year End Balance                                   $ 1,494     $ 3,013
  Allowance for impairments                              353         347
  Average balance in year                              1,576       2,950
  Income recorded in year                                104         210

No loans were identified as impaired for which an allowance was not provided. Certain loans identified as impaired are placed upon nonaccrual status based upon the loans' performance with contractual terms. Not all loans identified as impaired are placed on non-accrual status. The interest on loans identified as impaired, placed in non-accrual status and on which income was not recognized as income was not material in 2005 or 2004.

Nonaccrual Loans at Year End                         $   743     $   530
Loans past due ninety days and
   still accruing interest at year end                 1,189         535


NOTE 6      ALLOWANCE FOR LOAN LOSSES

A summary of the changes in the allowance for loan losses for the years ended December 31, 2005, 2004 and 2003 is shown in the following schedule (in thousands of dollars):

                                           2005        2004        2003
                                           ----        -----       -----
   Balance at beginning of year          $ 2,530     $ 2,463     $ 1,793
   Provision charged to operating
     expenses                                875         920       1,820
   Other additions                           166
   Loan recoveries                           178         308         311
   Loans charged off                        (620)     (1,161)     (1,461)
                                          ------      ------      ------

   Balance at end of year                $ 3,129     $ 2,530     $ 2,463
                                          ======      ======      ======

   Percentage of Outstanding Loans         1.16%       1.02%       1.09%

Loans outstanding of the National Bank of Davis as of the effective purchase date were recorded on the balance sheet of Highlands net of an allowance of $166,000 for potential loan losses.

NOTE 7      BANK PREMISES AND EQUIPMENT


Bank premises and equipment as of December 31, 2005 and 2004 are summarized as follows (in thousands of dollars):

                                                         2005        2004
                                                        ------      ------
   Land                                               $  1,323    $  1,137
   Buildings and improvements                            7,350       6,332
   Furniture and equipment                               4,902       4,592
                                                       -------     -------

   Total Cost                                           13,575      12,061
   Less accumulated depreciation                        (5,891)     (5,251)
                                                       --------    --------

   Net Book Value                                     $  7,684    $  6,810
                                                       =======     =======

Provisions for depreciation charged to operations were $692,000 in 2005, $666,000 in 2004 and $577,000 in 2003.

NOTE 8      DEPOSITS

At December 31, 2005, the scheduled time deposit maturities were as follows (in thousands of dollars):

                                                                    Amount
                  Year                                             Maturing
                  -----                                           ---------
                  2006                                            $ 78,344
                  2007                                              45,087
                  2008                                              13,100
                  2009                                               5,907
                  2010                                              13,904
                                                                   -------

                  Total                                           $156,342
                                                                   =======
                  Deposits more than $100,000                      (45,455)
                                                                   -------

                  All Other Time Deposits                         $110,887
                                                                   =======

NOTE 9      BORROWED MONEY

The Company has borrowed money from the Federal Home Loan Bank of Pittsburgh
(FHLB) and these borrowings have typically been for maturities of six months or longer. The interest rates on the various notes payable range from 3.30% to 6.12% as of December 31, 2005. The weighted average interest rate was 4.35% at December 31, 2005 and the rate on individual loans may be fixed or variable. The Company has total borrowing capacity from the FHLB of $122,927,000. All notes are secured by the general assets of the Banks.

Repayments of long term debt are due either monthly, quarterly, or in a single payment at maturity. Interest expense of $631,000, $278,000, and $238,000 was incurred on these debts in 2005, 2004 and 2003, respectively. The maturities of long term debt as of December 31, 2005 are as follows (in thousands of dollars):

                  2006                               $ 2,327
                  2007                                 1,899
                  2008                                   568
                  2009                                   460
                  2010                                   482
                  Thereafter                           9,327
                                                      -------

                  Total                              $15,063
                                                      ======

In addition to the above facility, the Company has a line of credit with an unrelated financial institution for $2.5 million as of December 31, 2005. The Company has not drawn on this line and the full amount is available for future borrowings if needed.

NOTE 10     RESTRICTIONS ON DIVIDENDS OF SUBSIDIARY BANKS

The principal source of funds of Highlands Bankshares, Inc. is dividends paid by subsidiary banks. The various regulatory authorities impose restrictions on dividends paid by a state bank. A state bank cannot pay dividends (without the consent of state banking authorities) in excess of the total net profits (net income less dividends paid) of the current year to date and the combined retained profits of the previous two years. As of January 1, 2006, the banks could pay dividends to Highlands Bankshares, Inc. of approximately $5,018,000 without permission of the regulatory authorities.


NOTE 11    INCOME TAX EXPENSE

The components of income tax expense for the years ended December 31, 2005, 2004 and 2003 are summarized as follows (in thousands of dollars):

                                           2005        2004        2003
                                           ------    -------      ------
Current Expense
   Federal                               $ 1,814     $ 1,420     $ 1,008
   State                                     272         234         191
                                          ------     -------         ---

   Total Current Expense                   2,086       1,654       1,199
                                           -----       -----       -----

Deferred Expense (Benefit)
   Federal                                  (149)        (99)       (169)
   State                                     (21)         (4)        (18)
                                          -------     -------     -------

   Total Deferred Expense (Benefit)         (170)       (103)       (187)
                                            -----       -----       -----

Income Tax Expense                       $ 1,916     $ 1,551     $ 1,012
                                          ======      ======      ======

The deferred tax effects of temporary differences for the years ended December 31, 2005, 2004 and 2003 are as follows (in thousands of dollars):

                                           2005        2004        2003
                                           ----       -------      -----
Tax Effect of Temporary Diffences:
   Provision for loan losses             $  (193)    $    (8)    $  (180)
   Depreciation                              (45)         18          77
   Deferred compensation                      59        (125)        (84)
   Miscellaneous                               9          12          --
                                          --------    ------      --------
   Net increase in deferred income
     tax benefit                         $  (170)    $  (103)    $  (187)
                                          =======     =======     ======

The net deferred tax assets arising from temporary differences as of December 31, 2005 and 2004 are as follows (in thousands of dollars):

                                                       2005        2004
                                                      ------      ------
     Deferred Tax Assets
        Provision for loan losses                    $   868     $   645
        Insurance commissions                             45          50
        Loss carryforward                                 71
        Deferred compensation                            778         740
        Pension obligation                               150          94
        Unrealized loss on securities
         available for sale                               52          11
        Other                                              6          12
                                                      -------    --------

        Total Assets                                   1,970       1,552
                                                      ------      ------

     Deferred Tax Liabilities
        Accretion income                                  29          18
        Depreciation                                     442         487
                                                      ------     -------

        Toal Liabilities                                 471         505
                                                      ------     -------

     Net Deferred Tax Asset                          $ 1,499     $ 1,047
                                                      ======      ======

The loss benefit carryforward relates to tax losses at Davis prior to the purchase and are projected to be utilized by the end of 2006.

NOTE 11    INCOME TAX EXPENSE (CONTINUED)

The following table summarizes the difference between income tax expense and the amount computed by applying the federal statutory rate for the years ended December 31, 2005, 2004 and 2003 (in thousands of dollars):

                                           2005        2004        2003
                                           -----      ------      ------
Amounts at federal statutory rates       $ 1,944     $ 1,617     $ 1,103

Additions (reductions) resulting from:
   Tax exempt income                         (50)        (78)       (109)
   Partially exempt income                   (40)        (41)        (35)
   State income taxes, net                   178         147         110
   Income from life insurance contracts      (91)        (94)        (83)
   Other                                     (25)                     26
                                          -------    -------      ------

Income tax expense                       $ 1,916     $ 1,551     $ 1,012
                                          ======      ======      ======


NOTE 12     TRANSACTIONS WITH RELATED PARTIES

During the year, officers and directors (and companies controlled by them) of the Company and subsidiary banks were customers of and had transactions with the subsidiary Banks in the normal course of business. These transactions were made on substantially the same terms as those prevailing for other customers and did not involve any abnormal risk. The aggregate amount of loans outstanding to related parties of $5,084,000 at December 31, 2004 was increased during 2005 by $1,218,000 as a result of new loans and reduced $1,237,000 by payments. The balance of loans to related parties was $5,065,000 at December 31, 2005. Other changes in balances represent additions to, deletions from or changes in executive officer or director status. Aggregate loan balances include open lines of credit which are included in the balances above inclusive of unused amouts.


NOTE 13     CONCENTRATIONS

The Banks grant commercial, residential real estate and consumer loans to customers located primarily in the eastern portion of the State of West Virginia. Although the Banks have a diversified loan portfolio, a substantial portion of the debtors' ability to honor their contracts is dependent upon the agribusiness, mining, trucking and logging sectors. Collateral required by the Banks is determined on an individual basis depending on the purpose of the loan and the financial condition of the borrower. The ultimate collectibility of the loan portfolios is susceptible to changes in local economic conditions. Of the $270,020,000 loans held by the Company at December 31, 2005, $200,026,000 is secured by real estate.

The Banks had cash deposited in and federal funds sold to other commercial banks totaling $12,380,000 at December 31, 2005.

NOTE 14     EMPLOYEE BENEFITS

The Company's two subsidiary banks each have separate retirement and profit sharing plans which cover substantially all full time employees at each bank.

Capon has a defined contribution pension plan with 401(k) features that is funded with discretionary contributions. Capon matches on a limited basis the contributions of the employees. Investment of employee balances is done through the direction of each employee. Employer contributions are vested over a six year period.


Grant is a member of the West Virginia Bankers' Association Retirement Plan. Benefits under the plan are based on compensation and years of service with full vesting after seven years of service. Prior to 2002, the Plan's assets were in excess of the projected benefit obligations and thus Grant was not required to make contributions to the Plan in 2003. Grant was required to make contributions in 2004 and 2005 and will be required to make a contribution in 2006. Grant has recognized liabilities of $429,000 at December 31, 2005 relating to unfunded pension liabilities. As a result of the plan's inability to meet expected returns in recent years, a portion of this liability is reflected as a decrease in other comprehensive income of $418,000 (net of $245,000 tax benefit).

NOTE 14     EMPLOYEE BENEFITS (continued)

The following table provides a reconciliation of the changes in the defined benefit plan's obligations and fair value of assets as of October 31, 2005 and 2004 (in thousands of dollars):

                                                      2005         2004
                                                     ------      -------
Change in Benefit Obligation

  Benefit obligation, beginning                      $ 2,743     $ 2,390
   Service cost                                          123         113
   Interest cost                                         179         160
   Actuarial loss                                        325         133
   Benefits paid                                         (60)        (53)
                                                      -------     -------
  Benefit obligation, ending                         $ 3,310     $ 2,743
                                                      ======      ======

  Accumulated Benefit Obligation                     $ 2,852     $ 2,229
                                                      ======      ======


Change in Plan Assets

  Fair value of assets, beginning                    $ 1,768     $ 1,621
   Actual return on assets, net
     of administrative expenses                          148         117
   Employer contributions                                566          85
   Benefits paid                                         (60)        (55)
                                                      -------     -------
  Fair value of assets, ending                       $ 2,422     $ 1,768
                                                      ======      ======


Funded Status

  Fair value of plan assets                          $ 2,422     $ 1,768
  Projected benefit obligation                        (3,310)     (2,743)
                                                      ------      ------
  Funded Status                                         (888)       (975)

  Unrecognized prior service cost                         25          35
  Unrecognized net loss                                1,121         796
  Unfunded accumulated benefit
   obligation                                             (687)       (317)
                                                      --------    --------

Accrued benefit cost included
   in other liabilities                              $  (429)    $  (461)
                                                      =======     =======

Balance Sheet Date Data
  Prepaid pension asset                              $   258     $
  Accrued pension liability                                          144

NOTE 14     EMPLOYEE BENEFITS (continued)


The following table provides the components of the net periodic pension expense for the plan for the years ended December 31, 2005, 2004 and 2003 (in thousands of dollars):

                                          2005     2004     2003
                                          -----   ------   -----
Service cost                          $   123  $   114 $     93
Interest cost                             179      162      143
Expected return on plan assets           (176)    (166)    (165)
Amortization of net obligation
   at transition                                             (9)
Recognized net actuarial loss              27       14
Amortization of prior service cost         11       11       11
                                       ------   ------   ------

Net periodic pension expense           $  164   $  135  $    73
                                        =====    =====   ======

The estimated pension expense for 2006 is $179,000. The amount of the Company's minimum contributions for 2006 has not yet been determined.

The weighted average asumptions used in the measurement of The Grant County Bank's benefit obligation and net periodic pension expense are as follows:

                                        2005     2004     2003
                                        ----     ----     ----

     Discount rate                      6.50%    6.50%    7.00%
     Expected return on plan assets     8.50%    8.50%    8.50%
     Rate of compensation increase      3.50%    3.50%    3.50%

The plan sponsor estimates the expected long-term rate of return on assets in consultation with their advisors and the plan actuary. This rate is intended to reflect the average rate of earnings expected to be earned on the funds invested or to be invested to provide plan benefits. Historical performance is reviewed, especially with respect to real rate of return (net of inflation) for the major asset classes held or anticipated to be held by the trust. Undue weight is not given to recent experience, which may not continue over the measurement period, with higher significance placed on current forecasts of future long-term economic conditions.

The following table provides the pension plan's asset allocation as of December 31:

                                                2005         2004
                                               ------        -----
     Equity securities                          73%           72%
     Debt securities                            22%           23%
     Other                                       5%            5%


The trust fund is sufficiently diversified to maintain a reasonable level of risk without imprudently sacrificing return. The targeted asset allocation and allowable range of allocation is set forth in the table below:


                                             Target     Allowable Allocation
                                           Allocation           Range
                                           ----------    -------------------

     Equity securities                         70%             40-80%
     Debt securities                           25%             20-40%
     Other                                     5%               3-10%

NOTE 14     EMPLOYEE BENEFITS (continued)

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

Expenses related to all retirement benefit plans charged to operations totaled $505,000 in 2005, $437,000 in 2004 and $279,000 in 2003.

NOTE 15     COMMITMENTS AND GUARANTEES

The Banks make commitments to extend credit in the normal course of business and issue standby letters of credit to meet the financing needs of their customers. The amount of the commitments represents the Banks' exposure to credit loss that is not included in the balance sheet. As of the balance sheet dates, the Banks had outstanding the following commitments (in thousands of dollars):
                                                         2005        2004
                                                       -------      -------
     Commitments to extend credit                     $ 21,087    $ 15,158
     Standby letters of credit                             423         186

The Banks use the same credit policies in making commitments and issuing letters of credit as used for the loans reflected in the balance sheet.

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


NOTE 16     DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS


The fair value of the Company's assets and liabilities is influenced heavily by market conditions. Fair value applies to both assets and liabilities, either on or off the balance sheet. Fair value is defined as the amount at which a financial instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale.

NOTE 16     DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS
            (continued)


The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

     Cash, Due from Banks and Money Market Investments
     -------------------------------------------------
     The carrying amount of cash, due from bank balances, interest bearing deposits and federal funds sold is a reasonable estimate of fair value.

     Securities
     ----------
     Fair values of securities are based on quoted market prices or dealer quotes. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

     Restricted Investments
     ----------------------
     The carrying amount of restricted investments is a reasonable estimate of fair value.

     Loans
     ------
     The fair value of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities, taking into consideration the credit risk in various loan categories.

     Deposits
     ---------
     The fair value of demand, interest checking, regular savings and money market deposits is the amount payable on demand at the reporting date. The fair value of fixed maturity certificates of deposit is estimated using the rates currently offered for deposits of similar remaining maturities.

     Long Term Debt
     --------------
     The fair value of fixed rate loans is estimated using the rates currently offered by the Federal Home Loan Bank for indebtedness with similar maturities.

     Short Term Debt
     ---------------
     The fair value of short term variable rate debt is deemed to be equal to the carrying value.

     Interest Payable and Receivable
     -------------------------------
     The carrying value of amounts of interest receivable and payable is a reasonable estimate of fair value.

     Life Insurance
     --------------
     The carrying amount of life insurance contracts is assumed to be a reasonable fair value. Life insurance contracts are carried on the balance sheet at their redemption value as of December 31, 2005. This redemption value is based on existing market conditions and therefore represents the fair value of the contract.

     Off-Balance-Sheet Items
     -----------------------
     The carrying amount and estimated fair value of off-balance-sheet items were not material at December 31, 2005 or 2004.

NOTE 16     DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS
            (continued)

     The carrying amount and estimated fair values of financial instruments as of December 31, 2005 and 2004 are as follows (in thousands of dollars):

                                          2005                2004
                                           Estimated              Estimated
                                Carrying     Fair     Carrying      Fair
                                Amount       Value     Amount      Value
                                -------    -------    --------   ----------
Financial Assets:
Cash and due from banks         $ 8,850    $ 8,850    $ 6,187    $ 6,187
Interest bearing deposits           963        963        651        651
Federal funds sold               10,808     10,808      4,006      4,006
Securities held to maturity         491        494      1,162      1,187
Securities available for sale    27,130     27,130     24,702     24,702
Restricted investments            1,250      1,250      1,165      1,165
Loans, net                      266,891    268,347    245,987    247,228
Interest receivable               1,818      1,818      1,436      1,436
Life insurance contracts          6,396      6,396      5,809      5,809

Financial Liabilities:
Demand and savings deposits     128,350    128,350    112,864    112,733
Time deposits                   156,342    156,541    141,527    147,320
Short term debt                                         2,000      2,000
Long term debt                   15,063     14,819      8,377      8,085
Interest payable                    633        633        396        396


NOTE 17     REGULATORY MATTERS

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

NOTE 17     REGULATORY MATTERS (continued)

The Company's actual and required capital amounts and ratios are presented in the following table (in thousands of dollars):


December 31, 2005
                                                   Regulatory Requirements
                                                   -----------------------
                                                 Adequately            Well
                             Actual             Capitalized         Capitalized
                             ------             -----------         -----------
                           $    Percentage    $     Percentage    $   Percentage
                          ---    ---------   ---    ---------    ---  ----------

Total Risk Based Capital Ratio
------------------------------
Highlands Bankshares     $34,041   13.85%   $19,663    8.00%
Capon Valley Bank         12,910   13.45%     7,679    8.00%     9,599  10.00%
The Grant County Bank     20,448   13.67%    11,967    8.00%    14,958  10.00%

Tier 1 Leverage Ratio
Highlands Bankshares      30,959    9.45%    13,104    4.00%
Capon Valley Bank         11,709    8.87%     5,280    4.00%     6,600   5.00%
The Grant County Bank     18,650    8.81%     8,468    4.00%    10,585   5.00%

Tier 1 Risk Based Capital Ratio
-------------------------------
Highlands Bankshares      30,959   12.60%     9,828    4.00%
Capon Valley Bank         11,709   12.20%     3,839    4.00%     5,759   6.00%
The Grant County Bank     18,650   12.47%     5,982    4.00%     8,974   6.00%

December 31, 2004
                                                    Regulatory Requirements
                                                    -----------------------
                                                 Adequately            Well
                             Actual             Capitalized         Capitalized
                             ------             -----------         -----------
                           $    Percentage    $     Percentage    $   Percentage
                          ---   ----------   ---    ----------   ---  ----------

Total Risk Based Capital Ratio
------------------------------
Highlands Bankshares     $33,120   14.71%   $18,012    8.00%
Capon Valley Bank         12,208   12.82%     7,618    8.00%     9,523  10.00%
The Grant County Bank     20,097   15.54%    10,346    8.00%    12,932  10.00%

Tier 1 Leverage Ratio
Highlands Bankshares      30,590   10.14%    12,067    4.00%
Capon Valley Bank         11,020    8.57%     5,144    4.00%     6,600   5.00%
The Grant County Bank     18,754   10.90%     6,882    4.00%     8,603   5.00%

Tier 1 Risk Based Capital Ratio
-------------------------------
Highlands Bankshares      30,959   13.58%     9,010    4.00%
Capon Valley Bank         11,020   11.57%     3,810    4.00%     5,715   6.00%
The Grant County Bank     18,754   14.50%     5,171    4.00%     7,757   6.00%

Capital ratios and amounts are applicable both at the individual bank level and on a consolidated basis. At December 31, 2005, both subsidiary banks had capital levels in excess of minimum requirements.

In addition, HBI Life Insurance Company is subject to certain capital requirements and dividend restrictions. At present, HBI Life is well within any capital limitations and no conditions or events have occurred to change this capital status, nor does management expect any such occurrence in the foreseeable future.

NOTE 18     CHANGES IN OTHER COMPREHENSIVE INCOME

The components of change in other comprehensive income and related tax effects are as follows (in thousands of dollars):

                                           2005        2004         2003
                                           -----      -----         -----
Beginning Balance January 1             $  (219)     $   (24)    $   220

Unrealized holding (losses) on
available for sales securities net
of income taxes of $27,000 for
2005, $92,000 for 2004 and
$83,000 for 2003                            (46)        (176)       (159)

Accrued pension obligation net of income
taxes of $141,000 for 2005, $12,000 for
2004 and $50,000 in 2003                   (240)         (19)        (85)
                                         -------     -------       ------

Net change for the year                    (286)        (195)       (244)
                                         -------     -------       ------

Ending Balance December 31              $  (505)     $  (219)    $   (24)
                                         =======     =======     =========


NOTE 19     BRANCHES ACQUISITION

On August 22, 2005, Highlands Bankshares entered into an agreement to purchase all of the outstanding shares of common stock of the National Bank of Davis ("Davis"), located in Davis, West Virginia. Davis is located in Tucker County and is contiguous to other counties that have Company branches. The locations acquired are in/near a variety of recreational facilities including ski resorts, golf courses and governmental parks. Management believes the location is a natural extension of its footprint and will give it access to additional lending opportunities, especially with regards to recreational home lending. This opportunity and the potential to consolidate operations and eliminate overhead were the two greatest factors in arriving at the purchase price. The Agreement can be found by accessing the website of the Securities and Exchange Commission under the filings of Highlands Bankshares, Inc. and as part of the Current Report on Form 8-K filed August, 23, 2005.

The Agreement was consummated on October 31, 2005 and the shareholders of Davis were paid a cash purchase price of $5,200,000. In addition to this amount, Highlands incurred additional expenses of $56,000 related to the purchase. Shortly after the purchase, Davis offices became branches of The Grant County Bank. Funding for the purchase was provided by a special, one time , dividend from The Grant County Bank to Highlands Bankshares. The purchase of Davis added two banking locations and 12 full time equivalent employees to the operations of Highlands. All operations of Davis subsequent to October 31, 2005 are reflected in the operations of the Company.

Upon acquisition, the net assets of Davis were recorded at fair value. Portions of the cost of acquisition, including expenses incurred relating to the purchase, were allocated as intangible assets. These intangible assets are comprised of both core deposit intangibles and goodwill. The amount of core deposit intangibles was valued based on comparable premiums paid on deposits for purchases of banking branches by other financial institutions in Virginia, West Virginia, and the entire Southeast region of the United States. After tangible assets were valued at fair value and the allocation made to core deposit intangibles, the remainder of the purchase price was allocated to goodwill. The amount of core deposit intangibles will be amortized over a ten year period. Goodwill will not be amortized and will be tested for impairment on an annual basis. As of December 31, 2005, the goodwill acquired in the acquisition of Davis was not deemed to be impaired. Goodwill is not expected to be deductible for income tax purposes.

The capital position of Grant as of the date of the merger was considered adequate and there is no requirement that additional capital be infused to Grant as the result of this acquisition.

NOTE 19     BRANCHES ACQUISITION (continued)

A reconciliation of the purchase price for Davis to goodwill is shown below (in thousands of dollars):

                                                                 Amount

Contract Price                                                  $  5,200
Transaction costs                                                     56
                                                                ---------

  Total                                                         $  5,256

Tangible Assets Acquired
  Cash and cash equivalents                                        4,363
  Federal funds sold                                               6,034
  Securities available for sale                                    7,123
  Other investments                                                    8
  Loans net of allowance for loan losses                           8,337
  Life insurance contracts                                           353
  Premises and equipment                                           1,304
  Interest receivable                                                 88
  Other assets                                                       166
                                                                --------

Total Tangible Assets Acquired                                    27,776
                                                                  ------

Liabilities Assumed
  Non interest bearing deposits                                    6,543
  Interest bearing transaction deposits                           10,093
  Time deposits                                                    9,022
  Interest payable                                                    31
  Other liabilities                                                   17
                                                                  ------

Total Liabilities Assumed                                         25,706
                                                                  ------

Amounts Allocated to Intangibles                                 $ 3,186
                                                                   =====

Amounts allocated to core deposit intangibles                    $ 1,652
                                                                  ------

Balance allocated to goodwill                                    $ 1,534
                                                                  ======

The following illustrates how the results of operations might have looked had the operations of the Company and the operations of Davis been combined for 2005, 2004 and 2003 (in thousands):

                                           2005        2004        2003
                                           ----        ----        ----

    Gross Revenues                       $20,902     $18,930     $19,552
    Net Income                             3,652       3,259       2,327

    Earnings per Share                      2.54        2.27        1.62

Davis reflects ten months of pre-consolidation activity in 2005 and a full year in 2004 and 2003. Included in the combined operations are security losses at Davis of $195,000 that were recognized prior to the sale but would not have been recognized in the normal course of business.

NOTE 20     PARENT CORPORATION ONLY FINANCIAL STATEMENTS

                    Balance Sheets
               (in thousands of dollars)

                                                         December 31,
                                                       2005        2004
Assets
Cash                                                 $   154     $   156
Investment in subsidiaries                            33,852      31,536
Income taxes receivable                                   18          58
Other assets                                              53          34
                                                     -------      ------

Total Assets                                         $34,077     $31,784
                                                      =======     ======


Liabilities
Accrued expenses                                     $    51     $    75
Due to subsidiaries                                       34          54
                                                     -------      ------

Total Liabilities                                         85         129
                                                      ------      ------

Stockholders' Equity
Common stock, par value $5
  per share, 3,000,000 shares authorized,
  1,436,874 issued and outstanding                     7,184       7,184
Surplus                                                1,662       1,662
Retained earnings                                     25,651      23,028
Other accumulated
  comprehensive income                                  (505)       (219)
                                                      -------     ------

Total Stockholders' Equity                            33,992      31,655
                                                      ------      ------

Total Liabilities and
  Stockholders' Equity                               $34,077     $31,784
                                                      ======      ======

NOTE 20     PARENT CORPORATION ONLY FINANCIAL STATEMENTS
            (continued)


              Statements of Income and Retained Earnings
                       (in thousands of dollars)

                                          Years Ended December 31,
                                           2005     2004     2003
                                           ----     ----     ----
Income
   Dividends from subsidiaries            $1,528   $  940   $  905
   Management fees from subsidiaries                   63
                                           -----             -----

Total Income                               1,591      940      905
                                          ------    -----    -----

Expenses
   Salary and benefits expense               203      155      145
   Professional fees                         231       82       39
   Directors fees                             65       62       55
   Other expense                             106       83       89
                                          ------   ------   ------

Total Expenses                               605      382      328
                                          ------   ------   ------

Net income before income tax benefits
   and undistributed subsidiary net
   income                                    986      558      577

Income Tax Benefit                           214      142      115
                                           -----    ------   -----

Income before undistributed subsidiary
   net income                              1,200      700      692

Undistributed subsidiary net income        2,602    2,506    1,541
                                           -----    -----    -----

Net Income                                $3,802   $3,206   $2,233
                                          ======   ======   ======


Retained Earnings, beginning of period   $23,028  $20,727  $19,299
   Dividends paid in cash                 (1,179)    (905)    (805)
   Net income                              3,802    3,206    2,233
                                          ------   ------   ------
Retained Earnings, end of period         $25,651  $23,028  $20,727
                                          ======   ======   ======

NOTE 20     PARENT CORPORATION ONLY FINANCIAL STATEMENTS
            (continued)

Statements of Cash Flows
(in thousands of dollars)


                                            Years Ended December 31,
                                           2005        2004       2003
                                          -------     -------    --------
Cash Flows From Operating Activities

Net Income                             $  3,802     $  3,206    $ 2,233
   Adjustments to net income
     Undistributed subsidiary income     (2,602)      (2,506)    (1,541)
     Depreciation and amortization            7                       2
     Increase (decrease) in payables        (24)         (46)       112
     (Increase) decrease in receivables      40          450       (256)
     (Increase) decrease in other assets     (5)         (13)        15
                                         -------     --------    ------

Net Cash Provided by Operating
  Activities                              1,218        1,091        565
                                         ------       -------    ------

Cash Flows From Investing Activities

Advances from (payments to) subsidiaries   (197)        (483)       289
Received from subsidiaries                  177          281
Purchase of property and equipment          (21)
Special dividend from subsidiary          5,200          ---        ---
                                           ------      ------     -----

Net Cash Provided by (used in) Investing
   Activities                             5,159         (202)       289
                                         ------        ------     ------

Cash Flows From Financing Activities

Purchase of branch operations            (5,200)
Dividends paid in cash                   (1,179)        (905)      (804)
                                        --------       -------    ------

Net Cash Used in Financing Activities    (6,379)        (905)      (804)
                                         -------       -------    ------

Net increase (decrease) in Cash              (2)         (16)        50

Cash, beginning of year                     156          172        122
                                        -------        ------    ------

Cash, end of year                        $  154      $   156    $   172
                                        =======       =======    =======

                        REPORT OF INDEPENDENT REGISTERED
                             PUBLIC ACCOUNTING FIRM




The Stockholders and Board of Directors
Highlands Bankshares, Inc.
Petersburg, West Virginia


We have audited the accompanying consolidated balance sheets of Highlands Bankshares, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, stockholders' equity and comprehensive income, and cash flows for each of the years in the three year period ended December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Highlands Bankshares, Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the three year period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.


                                           /s/ S. B. Hoover & Company, L.L.P.


February 28, 2006
Harrisonburg, Virginia

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures as of December 31, 2005. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective as of December 31, 2005.

Changes in Internal Controls

During the period reported upon, there was a change in internal control which management deems necessary to report. On October 31, 2005, Highlands purchased all of the outstanding shares of stock in The National Bank of Davis. On November 15, 2005, Highlands merged Davis into The Grant County Bank. As of December 31, 2005, full transition of the legacy Davis systems, including, but not limited to, core processing of transactions, accounting, and certain policies and procedures was not complete. Given the design and assessment of internal controls present at Highlands, this incomplete transition has created a requirement for additional controls to be put in place to reasonably ensure that fraudulent activity of any amount material to these results or in any amount and relating to this incomplete transition is not occurring. Achievement of full transition of legacy Davis systems into Highlands systems currently in place is ongoing and is expected to be completed by the second quarter of 2006. Until such time that full transition has occurred, management of Highlands will continue added internal control measures to reasonably ensure that controls pertaining to financial reporting and safeguarding of assets are effective.

During the period reported upon, and related to the legacy operations of Highlands Bankshares, there were no significant changes in the internal controls of Highlands Bankshares, Inc. pertaining to its financial reporting and control of its assets or in other factors that could significantly affect these controls.

Due to the nature of the Company's business as stewards of assets of customers, internal controls are of the utmost importance. The company has established procedures undertaken during the normal course of business in an effort to reasonably ensure that fraudulent activity of either an amount material to these results or in any amount is not occurring. In addition to these controls and review by executive officers, the Company retains the services of a public accounting firm to complete regular internal audits to examine the processes and procedures of the Company and its subsidiary banks to ensure that these processes are both reasonably effective to prevent fraud, both internal and external, and that these processes comply with relevant regulatory guidelines of all relevant banking authorities. The findings of this firm are presented both to Management of the subsidiary banks and to the Audit Committee.


Item 9B.    Other Information

None

PART III

Item 10.    Directors and Executive Officers of the Registrant

Information required by this item is set forth under the caption "Compliance with Section 16(a) of the Securities Exchange Act" of our 2006 Proxy Statement, to be filed within 120 days after the end of the Company's fiscal year end, and is incorporated herein by reference

Item 11. Executive Compensation

Information required by this item is set forth under the caption "EXECUTIVE COMPENSATION" of our 2006 Proxy Statement, to be filed within 120 days after the end of the Company's fiscal year end, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this item is set forth under the caption "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT" of our 2006 Proxy Statement, to be filed within 120 days after the end of the Company's fiscal year end, and is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions

Information required by this item is set forth under the caption "Certain Related Transactions" of our 2006 Proxy Statement, to be filed within 120 days after the end of the Company's fiscal year end, and is incorporated herein by reference.

Most of the directors, limited liability companies of which they may be members, partnerships of which they may be general partners and corporations of which they are officers or directors, maintain normal banking relationships with the Bank. Loans made by the Bank to such persons or other entities were made in the ordinary course of business, were made, at the date of inception, on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons, and did not involve more than normal risk of collectibility or present other unfavorable features. See Note 14 of the consolidated financial statements.

John VanMeter is a partner with the law firm of VanMeter and VanMeter, which has been retained by the Company as legal counsel and it is anticipated that the relationship will continue. Jack H. Walters is a partner with the law firm of Walters, Krauskopf & Baker, which provides legal counsel to the Company and it is anticipated that the relationship will continue.

Item 14.    Principal Accounting Fees and Services

Information required by this item is set forth under the caption "FEES OF INDEPENDENT PUBLIC ACCOUNTANTS" of our 2006 Proxy Statement, to be filed within 120 days after the end of the Company's fiscal year end, and is incorporated herein by reference.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

      (a)(1) Financial Statements: Reference is made to Part II, Item 8 of this Annual Report on Form 10-K.

      (a)(2) Financial Statement Schedules: These schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

      (a)(3)  Exhibits:


      Exhibit
      Number                           Description

        3 (i)           Articles of Incorporation of Highlands Bankshares, Inc.
                        are incorporated by reference to Appendix C to Highlands Bankshares, Inc.'s Form S-4 filed October 20, 1986

                        Amendments to the original Articles of Incorporation are incorporated by reference; filed as Exhibit 3(i) with 1997 Form 10-KSB.

        3 (ii) Bylaws of Highlands Bankshares, Inc. are incorporated by reference to Appendix D to Highlands Bankshares Inc.'s Form S-4 filed October 20, 1986

                        Amended Bylaws of Highlands Bankshares, Inc. are incorporated by reference to Exhbit 3(ii) to Highlands Bankshares Inc.'s Form 10Q filed May 15, 2003

        14              Code of Ethics

        21              Subsidiaries of the Registrant

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

        32.1            Statement of Chief Executive Officer Pursuant to 18
                        U.S.C.ss.1350.

        32.2            Statement of Chief Financial Officer Pursuant to 18
                        U.S.C. ss.1350.

       (b) See (a)(3) above
       (c) See (a)(1) and (a)(2) above

                                   Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HIGHLANDS BANKSHARES, INC.


/s/ C. E. PORTER                          /s/ R. ALAN MILLER
---------------------------               ---------------------------
C.E. Porter                               R. Alan Miller
President and Chief Executive Officer     Chief Financial Officer
March 24, 2006                            March 24, 2006


Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name                    Signature                     Title         Date

Leslie A. Barr          /s/ LESLIE A. BARR            Director   March 22, 2006
                        ---------------------


Jack H. Walters         /s/ JACK H. WALTERS           Director   March 22, 2006
                        ---------------------


Thomas B. McNeill, Sr.  /s/ THOMAS B. MCNEILL, SR.    Director   March 22, 2006
                        --------------------------


L. Keith Wolfe          /s/ L. KEITH WOLFE            Director   March 23, 2006
                        ---------------------


Kathy G. Kimble         /s/ KATHY G. KIMBLE           Director   March 23, 2006
                        ---------------------


Steven C. Judy          /s/ STEVEN C. JUDY            Director   March 23, 2006
                        ---------------------


Courtney R. Tusing      /s/ COURTNEY R. TUSING        Director   March 22, 2006
                        ----------------------


John G. Vanmeter        /s/ JOHN G. VANMETER          Director   March 22, 2006
                        ---------------------  Chairman of the Board


Alan L. Brill           /s/ ALAN L. BRILL             Director   March 22, 2006
                        ---------------------        Secretary


C.E. Porter             /s/ C. E. PORTER              Director   March 22, 2006
                        --------------------- President, Chief Executive
                                                    Officer and
                                                    Treasurer