Form 10-Q
period 2006-03-31
HIGHLANDS BANKSHARES INC /WV/
filed 2006-05-09
CIK 756862

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 0-16761

HIGHLANDS BANKSHARES, INC.
(Exact name of registrant as specified in its charter)

West Virginia	55-0650793
(State or Other Jurisdiction of	(IRS Employer
Incorporation or Organization)	Identification No.)

P.O. Box 929
Petersburg, WV 26847
(Address of Principal Executive Offices, Including Zip Code)

304-257-4111
(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filed, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check One):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non Accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date. As of April 30, 2006: 1,436,874 shares of Common Stock, $5 Par Value

PART I	FINANCIAL INFORMATION	Page 2
Item 1. Financial Statements

HIGHLANDS BANKSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands of Dollars, Except Per Share Data)

	Three Months Ended March, 31
	2006	2005
	(unaudited)	(unaudited)
Interest Income
Interest and fees on loans	$5,134	$4,390
Interest on federal funds sold	108	30
Interest on deposits in other banks	13	5
Interest and dividends on securities	287	191
Total Interest Income	5,542	4,616

Interest Expense
Interest on deposits	1,520	1,115
Interest on borrowed money	173	149
Total Interest Expense	1,693	1,264

Net Interest Income	3,849	3,352

Provision for Loan Losses	178	225

Net Interest Income After Provision for Loan Losses	3,671	3,127

Noninterest Income
Service Charges	227	173
Investment in insurance contracts	69	67
Insurance related income	43	37
Other noninterest income	100	93
Total Noninterest Income	439	370

Noninterest Expense
Salaries and employee benefits	1,414	1,225
Equipment and occupancy expense	324	299
Data processing expense	177	153
Directors fees	101	85
Legal and professional fees	102	82
Other noninterest expense	423	372
Total Noninterest Expense	2,541	2,216

Income Before Provision For Income Taxes	1,569	1,281

Provsion for Income Taxes	565	432

Net Income	$1,004	$849

Per Share Data
Net Income	$.70	$.59
Cash Dividends	$.23	$.20
Weighted Average Common Shares Outstanding	1,436,874	1,436,874

The accompanying notes are an integral part of these statements.

Back to Index

HIGHLANDS BANKSHARES, INC.
CONSOLIDATED BALANCE SHEETS
(In Thousands of Dollars)

	March 31, 2006	December 31, 2005
	(unaudited)	(audited)
ASSETS
Cash and due from banks—noninterest bearing	$8,189	$8,850
Deposits in other banks—interest bearing	670	963
Federal funds sold	11,920	10,808
Securities held to maturity	491	491
Securities available for sale, at marketvalue	28,380	27,130
Restricted investments	1,297	1,250
Loans	270,920	270,020
Allowance for loan losses	(3,167)	(3,129)
Bank premises and equipment, net of depreciation	7,621	7,684
Interest receivable	1,780	1,818
Investment in life insurance contracts	6,459	6,396
Goodwill	1,534	1,534
Other intangible assets	1,630	1,674
Other Assets	2,063	2,084

Total Assets	$339,787	$337,573

LIABILITIES
Noninterest bearing deposits	$48,727	$47,753
Savings and interest bearing demand deposits	78,411	80,597
Time deposits	157,575	156,342
Total Deposits	284,713	284,692

Long term debt	15,923	15,063
Accrued expenses and other liabilities	4,509	3,826

Total Liabilities	305,145	303,581

STOCKHOLDERS’ EQUITY
Common Stock, $5 par value, 3,000,000 shares authorized, 1,436,874 shares issued and outstanding	7,184	7,184
Surplus	1,662	1,662
Retained Earnings	26,325	25,651
Other accumulated comprehensive loss	(529)	(505)
Total Stockholders’ Equity	34,642	33,992

Total Liabilities and Stockholders’ Equity	$339,787	$337,573

The accompanying notes are an integral part of these statements.

Back to Index

HIGHLANDS BANKSHARES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In Thousands of Dollars)
	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balances at December 31, 2005	$7,184	$1,662	$25,651	$(505)	$33,992
Net Income			1,004		1,004
Net change in unrealized appreciation on investment securities available for sale, net of taxes				(24)	(24)

Total Comprehensive Income					980

Dividends Paid			(330)		(330)

Balances March 31, 2006	$7,184	$1,662	$26,325	$(529)	$34,642

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balances at December 31, 2004	$7,184	$1,662	$23,028	$(219)	$31,665
Net Income			849		849
Net change in unrealized appreciation on investment securities available for sale, net of taxes				(67)	(67)

Total Comprehensive Income					782

Dividends Paid			(287)		(287)

Balances March 31, 2005	$7,184	$1,662	$23,590	$(286)	$32,150

The accompanying notes are an integral part of these statements.

Back to Index

HIGHLANDS BANKSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands of Dollars)
	Three Months Ended March 31,
	2006	2005
	(unaudited)	(unaudited)
Cash Flows From Operating Activities
Net Income	$1,004	$849
Adjustments to reconcile net income to net
cash provided by operating activities
Depreciation	166	164
Income from insurance contracts	(63)	(61)
Net amortization of securities	(12)	83
Provision for loan losses	178	225
Amortization of intangibles	44	3
Decrease (increase) in interest receivable	38	(145)
Decrease in other assets	21	154
Increase in accrued expenses	683	620
Net Cash Provided by Operating Activities	2,059	1,892

Cash Flows From Investing Activities
Increase in federal funds sold	(1,112)	(923)
Proceeds from maturities of securities available for sale	2,376	1,616
Purchase of securities available for sale	(3,638)	(1,491)
Increase in restricted investments	(47)	(48)
Net change in interest bearing deposits in other banks	293	(154)
Purchase of property and equipment	(103)	(28)
Net Change in Loans	(1,040)	(5,446)
Net Cash Used in Investing Activities	(3,271)	(6,474)

Cash Flows From Financing Activities
Net change in deposits	21	1,167
Additional long term debt	2,300	6,300
Repayment of long term debt	(1,440)	(118)
Additional short term borrowings	0	1,500
Repayment of short term borrowings	0	(3,500)
Dividends paid in cash	(330)	(287)
Net Cash Provided by Financing Activities	551	5,062

Net Increase (Decrease) in Cash and Cash Equivalents	(661)	480

Cash and Cash Equivalents, Beginning of Period	8,850	6,187

Cash and Cash Equivalents, End of Period	$8,189	$6,667

Supplemental Disclosures
Cash paid for income taxes	$30	$--
Cash paid for interest	$1,667	$1,226

The accompanying notes are an integral part of these statements.

Back to Index

HIGHLANDS BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1     ACCOUNTING PRINCIPLES

The consolidated financial statements conform to U. S. generally accepted accounting principles and to general industry practices. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting solely of normal recurring adjustments, necessary to present fairly the financial position as of March 31, 2006 and the results of operations for the three month periods ended March 31, 2006 and 2005.

The results of operations for the three month periods ended March 31, 2006 and 2005 are not necessarily indicative of the results to be expected for the full year.

The notes included herein should be read in conjunction with the notes to financial statements included in the Company’s 2005 annual report on Form 10-K.

NOTE 2     SECURITIES AND RESTRICTED INVESTMENTS

The Company’s securities portfolio serves several purposes. Portions of the portfolio secure certain public and trust deposits while the remaining portions are held as investments or used to assist the Company in liquidity and asset/liability management.

The amortized cost and market value of securities held to maturity as of March 31, 2006 and December 31, 2005 are as follows (in thousands of dollars):

	March 31, 2006		December 31, 2005
	Amortized	Market	Amortized	Market
	Cost	Value	Cost	Value
Held to Maturity Securities
Obligations of states and municipalities	$491	$491	$491	$491
Total Held to Maturity Securities	$491	$491	$491	$491

Available For Sale Securities
U.S. Treasuries and Agencies	$18,755	$18,633	$17,352	$17,234
Mortgage backed securities	7,059	7,034	7,172	7,163
Obligations of states and municipalities	2,712	2,685	2,719	2,705
Marketable equities	28	28	28	28
Total Available For Sale Securities	$28,554	$28,380	$27,271	$27,130

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

Back to Index

HIGHLANDS BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3    INVESTMENTS IN INSURANCE CONTRACTS

Investments in insurance contracts consist of single premium insurance contracts which have the dual purposes of providing a rate of return to the Company which approximately equals the Company’s average cost of funds and of providing life insurance and retirement benefits to certain executives.

NOTE 4     BRANCHES ACQUISITION

During the fourth quarter of 2005, Highlands Bankshares purchased all of the outstanding shares of common stock of the National Bank of Davis (“Davis”), located in Davis, West Virginia. Shortly after the purchase, Davis offices became branches of The Grant County Bank. The net assets of Davis were recorded at fair value. Portions of the cost of acquisition, including certain expenses related to the purchase, were allocated as intangible assets. All results of operations subsequent to the purchase of the branches acquired are included in consolidated income totals.

NOTE 5     LOANS

A summary of loans outstanding as of March 31, 2006 and December 31, 2005 is shown in the table below (in thousands of dollars):

	March 31,	December 31,
	2006	2005
Loan Type
Commercial	$60,068	$57,908
Real Estate construction	14,523	12,201
Real Estate mortgage	152,447	153,646
Consumer installment	43,882	46,265
Total Loans	$270,920	$270,020

In addition to loans to fund construction and traditional mortgage loans, portions of the portfolio identified as commercial are also secured by real estate. At March 31, 2006, the total balance of loans in the portfolio secured by real estate was $203,575,000.

NOTE 6     ALLOWANCE FOR LOAN LOSSES

A summary of the transactions in the allowance for loan losses for the three month periods ended March 31, 2006 and 2005 is shown below (in thousands of dollars):

	2006	2005
Balance, beginning of period	$3,129	$2,530
Provisions charged to operations	178	225
Loan recoveries	72	43
Loan charge-offs	(212)	(175)
Balance, end of period	$3,167	$2,623

Back to Index

HIGHLANDS BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7     DEPOSITS

Balances of time deposits over $100,000 and of all other time deposits at March 31, 2006 and December 31, 2005 are shown below (in thousands of dollars):

	March 31,	December 31,
	2006	2005
Time deposits over $100,000	$46,529	$45,455
All other time deposits	111,046	110,887
Total Time Deposits	$157,575	$156,342

Interest expense for time deposits over $100,000 and for all other time deposits for the three month periods ended March 31, 2006 and 2005 is shown below (in thousands of dollars):

	2006	2005
Time deposits over $100,000	$436	$304
All other time deposits	1,084	687
Total interest paid on time deposits	$1,520	$991

NOTE 8     EMPLOYEE BENEFITS

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

The Grant County Bank is a member of the West Virginia Bankers' Association Retirement Plan. Benefits under the plan are based on compensation and years of service with 100% vesting after seven years of service. Prior to 2002, the Plan's assets were in excess of the projected benefit obligations and thus the Bank was not required to make contributions to the Plan in 2003, 2002 or 2001. The bank was required to make contributions in 2004 and 2005 and will be required to make contributions in 2006. The Bank has recognized liabilities of $421,000 at March 31, 2006 as a result of this shortfall.  The following table provides the components of the net periodic benefit cost for the plan for the three month periods ended March 31, 2006 and 2005 (in thousands of dollars):

	2006	2005
Service cost	$30	$31
Interest cost	43	45
Expected return on plan assets	(44)	(47)
Amortization of unrecognized prior service costs	2	3
Recognized net actuarial loss	6	7

Net periodic expense	$37	$39

Back to Index

HIGHLANDS BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9    DEBT INSTRUMENTS

The Company continues to borrow money from the Federal Home Loan Bank of Pittsburgh (FHLB) to meet specific funding needs. The interest rates of the notes payable as of March 31, 2006 range from 3.30% to 6.12%. The weighted average interest rate was 4.51% at March 31, 2006. The debt is secured by the general assets of the Banks.

During the first quarter of 2005, the Company initiated short term borrowings from the FHLB of $1,500,000 and made repayments of $3,500,000. No short term borrowings have been initiated subsequent to the first quarter of 2005.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following discussion focuses on significant results of the Company’s operations and significant changes in our financial condition or results of operations for the periods indicated in the discussion. This discussion should be read in conjunction with the preceding financial statements and related notes, as well as the Company’s Report on Form 10-K for the period ended December 31, 2005.

Current performance does not guarantee, and may not be indicative of, similar performance in the future.

Critical Accounting Policies

The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The financial statements contained within these statements are, to a significant extent, financial information that is based on measures of the financial effects of transactions and events that have already occurred. A variety of factors could affect the ultimate value that is obtained either when earning income, recognizing an expense, recovering an asset or relieving a liability. In addition, GAAP itself may change from one previously acceptable method to another method. Although the economics of these transactions would be the same, the timing of events that would impact these transactions could change.

Disclosure of the Company’s significant accounting policies is included in Note 2 to the Consolidated Financial Statements of the Company’s Annual Report on Form 10-K for the period ended December 31, 2005. Some of the policies are particularly sensitive, requiring significant judgments, estimates and assumptions by management.

Back to Index

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Critical Accounting Policies (continued)

The allowance for loan losses is an estimate of the losses that may be sustained in the loan portfolio. The allowance is based on two basic principles of accounting: (i) SFAS No. 5, Accounting for Contingencies, which requires that losses be accrued when they are probable of occurring and estimable and (ii) SFAS No. 114, Accounting by Creditors for Impairment of a Loan, which requires that losses be accrued based on the differences between the value of collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance. Additional information pertaining to the allowance for loan losses and provision for loan losses is contained on pages 15-17 of this report.

The Company has invested in and owns life insurance polices on certain officers. The policies are designed so that the company recovers the interest expenses associated with carrying the polices and the officer will, at the time of retirement, receive any earnings in excess of the amounts earned by the Company. The Company recognizes as an asset the net amount that could be realized under the insurance contract as of the balance sheet date. This amount represents the cash surrender value of the policies less applicable surrender charges. The portion of the benefits which will be received by the executives at the time of their retirement is considered, when taken collectively, to constitute a retirement plan. Therefore the Company accounts for these policies using guidance found in Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Post Retirement Benefits Other Than Pensions.” SFAS No. 106 requires that an employers' obligation under a deferred compensation agreement be accrued over the expected service life of the employee through their normal retirement date. Assumptions are used in estimating the present value of amounts due officers after their normal retirement date. These assumptions include the estimated income to be derived from the investments and an estimate of the Company’s cost of funds in these future periods. In addition, the discount rate used in the present value calculation will change in future years based on market conditions.

During 2005, the Company purchased all the outstanding shares of the National Bank of Davis. The net assets of this purchase were recorded at fair value, including goodwill. Goodwill represents the cost in excess of the fair value of net assets acquired (including identifiable intangibles) in transactions accounted for as purchases. In accordance with provisions of SFAS No. 142, "Goodwill and Other Intangible Assets", goodwill is not amortized over an estimated useful life, but rather will be tested at least annually for impairment. Core deposit and other intangible assets include premiums paid for acquisitions of core deposits (core deposit intangibles) and other identifiable intangible assets. Intangible assets other than goodwill, which are determined to have finite lives, are amortized based upon the estimated economic benefits received.

Recent Accounting Pronouncements

No recent accounting pronouncements had a material impact on the Company’s consolidated financial statements.

Back to Index

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Forward Looking Statements

Certain statements in this report may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are statements that include projections, predictions, expectations or beliefs about future events or results or otherwise are not statements of historical fact. Such statements are often characterized by the use of qualified words (and their derivatives) such as “expect,” “believe,” “estimate,” “plan,” “project,” “anticipate” or other similar words. Although the Company believes that its expectations with respect to certain forward-looking statements are based upon reasonable assumptions within the bounds of its existing knowledge of its business and operations, there can be no assurance that actual results, performance or achievements of the Company will not differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Actual future results and trends may differ materially from historical results or those anticipated depending on a variety of factors, including, but not limited to, the effects of and changes in: general economic conditions, the interest rate environment, legislative and regulatory requirements, competitive pressures, new products and delivery systems, inflation, changes in the stock and bond markets, technology, downturns in the trucking and timber industries, effects of mergers and/or downsizing in the poultry industry in Hardy County, and consumer spending and savings habits. Additionally, actual future results and trends may differ from historical or anticipated results to the extent: (1) any significant downturn in certain industries, particularly the trucking and timber industries are experienced; (2) loan demand decreases from prior periods; (3) the Company may make additional loan loss provisions due to negative credit quality trends in the future that may lead to a deterioration of asset quality; (4) the Company may not continue to experience significant recoveries of previously charged-off loans or loans resulting in foreclosure; and (5) the Company is unable to control costs and expenses as anticipated. The Company does not update any forward-looking statements that may be made from time to time by or on behalf of the Company.

Overview of First Quarter Results

Income for the quarter increased 18.26% as compared to the first quarter of 2005. Annualized return on average assets was 1.21% compared to 1.13% a year ago and annualized return on average equity for the quarter was 11.78% compared to 10.70% for the first quarter of 2005.

Net interest income, on a fully taxable equivalent basis increased 14.79% over the first quarter of 2005 as earning assets continued to increase and the Company experienced a 13 basis point increase in its net interest margin. From 2005 to 2006, the Company experienced increases in the average rates earned on earning assets of 49 basis points and an increase in the average rates paid on interest bearing liabilities, also of 49 basis points. However, this parallel increase was offset by an increase in the ratio of average earning assets to average interest bearing liabilities.

Noninterest income increased largely as a result of increases in income from customer overdraft charges.

Noninterest expense increased in large part due to the additional operational expenses of the two branches added during the fourth quarter of 2005.

Impact of Acquisition on Operational Results

During the fourth quarter of 2005, the Company acquired two additional branches through the purchase of the National Bank of Davis. Further information regarding this purchase can be found in the Company’s Annual Report on Form 10-K for 2005. This acquisition has significantly impacted the results of operations for the first quarter of 2006, both in revenues and costs.

Back to Index

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Impact of Acquisition on Operational Results (continued)

The acquisition added significant balances of both earning assets and interest bearing liabilities to the Company’s operations. The addition of these assets and liabilities have impacted the asset/liability management strategy of the Company, specifically The Grant County Bank into which the branches were integrated. Because of the full integration of these assets and liabilities, determination of the exact dollar amount of the impact on the Company’s net interest income is difficult to determine. However, the addition has increased net interest income as compared to the first quarter of 2005 both because of the increased balances of earning assets and interest bearing liabilities and because of the increased options for asset/liability management resulting from the purchase.

The addition of two branches and eleven full time equivalent employees as the result of the purchase of the National Bank of Davis has also caused an increase in noninterest expense. Specifically, occupancy and equipment expense has increased because of the added physical locations, salary and benefits expense have increased because of the additional employees, and data processing expense has increased because of the additional loan and deposit customers. Additionally, certain other noninterest expenses have increased because of the acquisition.

Noninterest income has also been impacted by the acquisition, but to a lesser degree than the impact of the acquisition on net interest income and noninterest expense.

Net Interest Income

A continuation of increases by the Federal Reserve Board (“The Fed”) throughout 2005 and continuing into 2006 for the target rate for federal funds sold has caused both rates earned on assets and rates paid on liabilities to increase.

The increase in net interest income was the result of an increase in the average ratio of interest earning assets to interest bearing liabilities for the first quarter of 2006 as compared to 2005 coupled with changes in the mixes of both earning assets and interest bearing liabilities. Average balances of earning assets increased 11.81% as compared to a year ago and average balances of interest bearing liabilities increased 9.85%. A summary of the effect of rate and volume changes by asset and liability type on change in earnings or expense is found on page 13.

As the Fed has increased the target rate for federal funds sold, the average earnings on securities and federal funds sold and the interest paid on deposits has, to a large degree, outpaced the growth in the average rates earned on loans. High levels of competition for new loans are appearing to keep rates on loans from increasing at the same rate as other earning assets and on deposits.

A large portion of the increases in both earning assets and interest bearing liabilities is attributable to the acquisition of the National Bank of Davis. Along with the additional balances of earning assets and interest bearing liabilities, this acquisition has given management further options in regard to its asset and liability management strategies. At the time of purchase, Davis had a relatively conservative balance sheet in comparison to Highlands Bankshares with a loan to deposit ratio of 33.14%. The result of this low loan to deposit ratio was that, upon acquisition, Highlands added significant balances of federal funds sold and securities. The addition of these balances of liquid assets has given the Company further options with which to fund loans and has allowed management to strategically manage deposit rates as a need for further deposit balances was lessened.

Back to Index

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Net Interest Income (continued)

During the later portions of 2004 and during 2005, the Company chose to fund loan growth through reductions in deposits and also reductions of comparatively lower earning assets like federal funds sold and securities rather than compete for deposits based upon rate. As The Fed has continued to increase the target rate for federal funds sold, the average rates earned by securities, federal funds sold and deposits in other banks have increased more than the rates on loans. As such, Management has somewhat eased its strategy for funding loans through reductions in these lower earning assets because in some instances the rates paid on these assets are greater than the cost of interest on new deposits. As a result, and coupled with a slight decline in new loan demand during the first quarter of the year, during 2006 balances of these lower earning assets have grown more quickly than the balances of loans.

EFFECT OF RATE/VOLUME CHANGES ON NET INTEREST INCOME
(On a fully taxable equivalent basis)
(In thousands of dollars)

	Due to change in:
	Average	Average	Total
	Volume	Rate	Change
Interest Income
Loans	$407	$337	$744
Taxable investment securities	16	77	93
Nontaxable investment securities	2	2	4
Interest bearing deposits	1	7	8
Federal funds sold	62	16	78
Total Interest Income	$488	$439	$927

Interest Expense
Demand deposits	$1	$14	$15
Savings deposits	9	34	43
Time deposits	97	250	347
Borrowed funds	31	(7)	24
Total Interest Expense	$138	$291	$429

Back to Index

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Net Interest Income (continued)

The table below sets forth an analysis of net interest income for the three month periods ended March 31, 2006 and 2005 (Average balances and interest/expense shown in thousands of dollars):

	2006			2005
	Average	Income/		Average	Income/
	Balance	Expense	Rate	Balance	Expense	Rate
Interest Income
Loans[1,2]	$271,345	$5,134	7.67%	$248,299	$4,390	7.17%
Federal funds sold	10,805	108	4.05%	3,514	30	3.46%
Interest bearing deposits	1,043	13	4.98%	867	5	2.34%
Taxable investment securities	26,177	258	4.00%	23,834	165	2.81%
Nontaxable investment securities[3]	3,113	45	5.86%	2,951	41	5.63%
Total Earning Assets	312,483	5,558	7.21%	279,465	4,631	6.72%

Cash and cash equivalents	8,008			6,517
Allowance for loan losses	(3,156)			(2,590)
Insurance contracts	6,419			5,702
Nonearning assets	14,104			16,453
Total Assets	$337,858			$305,547

Interest Expense
Interest bearing demand deposits	$26,092	$54.84%		$25,314	$39.62%
Savings and money markets	54,068	128.96%		48,919	85.70%
Time deposits	156,726	1,338	3.46%	142,738	991	2.82%
Short term borrowings	0	0		117	1	3.47%
Long term debt	15,757	173	4.45%	12,895	148	4.65%
Total Interest Bearing Liabilities	252,643	1,693	2.72%	229,983	1,264	2.23%

Demand deposits	47,191			38,229
Other liabilities	3,465			5,150
Stockholders’ equity	34,559			32,185
Total liabilities and stockholders’ equity	$337,858			$305,547

Net Interest Income		$3,865			$3,367

Net Yield on Earning Assets[3]			5.02%			4.89%

1Balances of loans include loans in nonaccrual status
2Interest income on loans includes fees
3Yields are on a fully taxable equivalent basis

Back to Index

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

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

Credit Quality and Allowance for Loan Losses

Non performing loans decreased 16.56% from December 31, 2005 to March 31, 2006. Non performing loans represent .60% of gross loans at March 31, 2006 and .72% of gross loans at December 31, 2005.

The following table summarizes the Company’s non-performing loans at March 31, 2006 and December 31, 2005 (in thousands of dollars):

	March 31,	December 31,
	2006	2005
Nonaccrual loans	$530	$743
Loans past due 90 days and still accruing interest	1,082	1,189
Total nonperforming loans	$1,612	$1,932

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

As of March 31, 2006, the Company had three potential problem loans as defined in SEC Industry Guide III that would require disclosure. These loans are described below.

During the early part of 2006, a large commercial loan customer became delinquent and Management has reason to believe that the customer may lack sufficient cash flow to bring the loans current. At March 31, 2006, this customer had loans outstanding with the Company totaling approximately $853,000. Should these loans deteriorate further, the Company may be required to move these loans to nonaccrual status. Interest income on the loans to this customer total approximately $68,000 per annum. These loans are considered by Management to be adequately secured, and, if foreclosure becomes necessary, Management expects no material loss to result. At present, the loans to this customer are moderately delinquent.

During the later days of 2005, a second large commercial loan customer with loans totaling $2,155,000 became delinquent and has remained moderately delinquent throughout the first quarter of 2006. Should these loans deteriorate further, the Company may be required to move these loans to nonaccrual status. Interest income on the loans to this customer total approximately $175,000 per annum. The loans to this customer are considered by management to be adequately secured and should the status of these loans deteriorate to a point where foreclosure becomes necessary, Management expects that no material loss would occur.

Back to Index

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Credit Quality and Allowance for Loan Losses (continued)

In July 2004, the Company received notice that a large commercial loan customer had filed for Chapter 11 bankruptcy protection. Depending upon the final outcome of the bankruptcy proceedings, the Company may be forced to reclassify the loans made to this customer, which total approximately $1.38 million, to non-accrual status. If these loans are reclassified to non-accrual, this will have a negative impact on interest revenue and net income to the extent that any interest accruing to the loans of this customer would not be recognized as income. At present, the interest earned on the loans to this customer total approximately $100,000 per annum. The loans to this customer are deemed by Management to be adequately secured, and if a foreclosure is required, the Company expects there to be no material loss on the sale of the collateral. Since the bankruptcy filing, this customer has continued to make payments of both principal and interest, and though remaining moderately delinquent, these payments have been sufficient to consistently keep the customer less than 60 days past due.

The carrying value of foreclosed property at March 31, 2006 was $50,000. All foreclosed property held as of March 31, 2006 was in the Company's primary service area. The Company's practice is to value real estate acquired through foreclosure at the lower of (i) an independent current appraisal or market analysis less anticipated costs of disposal, or (ii) the existing loan balance. The Company is actively marketing all foreclosed real estate and does not anticipate material write-downs in value before disposition.

Because of its large impact on the local economy, Management continuously monitors the economic health of the poultry industry. The Company has direct loans to poultry growers and the industry is a large employer in the Company’s trade area. In recent periods, the Company’s loan portfolio has begun to reflect a concentration in loans collateralized by heavy equipment, particularly in the trucking, timber and coal extraction industries. In part because of rising fuel costs, and because of continued slow economic growth, the trucking sector experienced a recent downturn, and profitability growth within this sector still appears to be sluggish. While close monitoring of this sector is necessary, management expects no significant losses in the foreseeable future.

An inherent risk in the lending of money is that the borrower will not be able to repay the loan under the terms of the original agreement. The allowance for loan losses provides for this risk and is reviewed periodically for adequacy. This review also considers concentrations of loans in terms of geography, business type or level of risk. While lending is geographically diversified within the service area, the Company does have some concentration of loans in the area of agriculture (primarily poultry farming), timber and related industries. Management recognizes these concentrations and considers them when structuring its loan portfolio.

Each of the Company's banking subsidiaries, Capon Valley Bank and The Grant County Bank, determines its adequacy of its allowance for loan losses independently. Although the loan portfolios of the two banks are similar to each other, some differences exist which result in divergent risk patterns and different charge-off rates amongst the functional areas of the banks’ portfolios. Each bank pays particular attention to individual loan performance, collateral values, borrower financial condition and economic conditions. The determination of an adequate allowance at each bank is done in a three step process. The first step is to identify impaired loans. Impaired loans are problem loans above a certain threshold which have estimated losses calculated based on collateral values and projected cash flows. The second step is to identify loans above a certain threshold which are problem loans due to the borrowers' payment history or deteriorating financial condition. Losses in this category are determined based on historical loss rates adjusted for current economic conditions. The final step is to calculate a loss for the remainder of the portfolio using historical loss information for each type of loan classification. The determination of specific allowances and weighting is somewhat subjective and actual losses may be greater or less than the amount of the allowance. However, Management believes that the allowance represents a fair assessment of the losses that exist in the current loan portfolio.

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

Back to Index

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Credit Quality and Allowance for Loan Losses (continued)

Management has analyzed the potential risk of loss on the Company's loan portfolio given the loan balances and the value of the underlying collateral and has recognized losses where appropriate. Nonperforming loans are closely monitored on an ongoing basis as part of the Company's loan review process.

The following table shows the allocation for loans in the loan portfolio and the corresponding amounts of the allowance allocated by loan type as of March 31, 2006 and December 31, 2005 (in thousands of dollars):

	March 31, 2006		December 31, 2005
		Percent of		Percent of
	Amount	Loans	Amount	Loans
Loan Type
Commercial	$891	22%	$900	22%
Mortgage and construction	1,231	62%	1,139	62%
Consumer	935	16%	1,082	17%
Unallocated	110		8
Totals	$3,167		$3,129

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

The following table summarizes the Company’s net charge-offs by loan type for the three month periods ended March 31, 2006 and 2005 (in thousands of dollars):

	2006	2005
Charge-offs
Commercial	$(2)	$(11)
Mortgage and construction	(1)	(1)
Consumer	(209)	(163)
Total Charge-offs	(212)	(175)

Recoveries
Commercial	3	1
Mortgage	0	0
Consumer	69	42
Total Recoveries	72	43

Total Net Charge-offs	$(140)	$(132)

The provision for loan losses taken during the first quarter of 2005 was $47,000 less than that taken during the same quarter in 2006. In spite of the decrease in the provision, the ratio of the allowance for loan losses to gross loans increased from 1.16% at December 31, 2005 to 1.17% at March 31, 2006. At March 31, 2005, the ratio of the allowance for loan losses to gross loans was 1.03% The ratio of allowance for loan losses to nonperforming loans was 1.96 at March 31, 2006 compared to 1.62 at December 31, 2005.

Back to Index

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Noninterest Income

Noninterest income increased 18.65% for the first quarter of 2006 as compared to the same period in 2005. This increase was impacted most by an increase in income received from customer overdraft charges. During the fourth quarter of 2005, Capon Valley Bank instituted a program commonly referred to as “courtesy overdraft.” This program, coupled with an increase in the volume of checking accounts at both subsidiary banks, was the primary reason for the increase in income from overdraft charges.

Noninterest Expense

Noninterest expense increased 14.67% for the first three months of 2006 as compared to 2005.

The addition of operations and the physical assets acquired with the purchase of the National Bank of Davis had a significant impact on the increases in non-interest expense. This purchase added eleven full time equivalent employees and two banking locations, increasing both the costs of salaries and benefits and occupancy and equipment expense. Also, the increase in both loan and deposit customers caused an increase in data processing expense. Additionally, during the first quarter the Company experienced costs related to the conversion of the legacy Davis data processing systems into existing systems of The Grant County Bank.

Not all of the increase in noninterest expense can be attributed to the increased operational size of the Company as a result of the purchase of the additional branches. Continued growth in the operations of the Company caused marginal increases in both data processing and other types of noninterest expenses. Also, customary annual pay increases contributed to the rise in salary and benefits expense.

Directors’ fees increased $16,000 as the result of an increase in the per-meeting fees earned by directors.

Borrowed Funds

The Company borrows funds from the Federal Home Loan Bank (“FHLB”) to reduce market rate risks, provide liquidity, and to fund capital additions. These borrowings may have fixed or variable interest rates and are amortized over a period of one to twenty years, or may be comprised of single payment borrowings with periodic interest payments and principal amounts due at maturity. In an attempt to manage interest expense and interest rate risk and as competition for deposits has increased, the Company has, during recent periods, used these available debt vehicles to fund loan growth more frequently than was utilized in the past.

During the fourth quarter of 2003, the Company obtained a $2,500,000 open line of credit with another commercial bank. This line of credit was secured by an equity interest in Capon Valley Bank, a subsidiary company. This debt instrument was obtained as a precautionary device for funding should a need arise in the future. Since this line of credit was obtained, there have been no advances of funds on this debt facility. It is not anticipated that any borrowings from this debt facility will be used to fund operating or liquidity needs.

Back to Index

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

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

Historically, the Company’s primary need for additional levels of operational liquidity has been to fund increases in loan balances. The Company has normally funded increases in loans by increasing deposits and decreases in secondary liquidity sources such as balances of Fed Funds sold and balances of securities. Although total deposit balances have decreased slightly in recent periods, the Company has substantially maintained or increased levels of these secondary liquidity resources and does not anticipate that an unexpectedly high level of loan demand in coming periods would impact liquidity to the extent that the Company would be required to pay above market rates to obtain deposits.

The parent Company’s operating funds, funds with which to pay shareholder dividends and funds for the exploration of new business ventures have been supplied primarily through dividends paid by the Company’s subsidiary banks Capon Valley Bank (CVB) and The Grant County Bank (GCB). The various regulatory authorities impose restrictions on dividends paid by a state bank. A state bank cannot pay dividends without the consent of the relevant banking authorities in excess of the total net profits of the current year and the combined retained profits of the previous two years. As of April 1, 2006, the subsidiary banks could pay dividends to Highlands Bankshares, Inc. of approximately $5,707,000 without permission of the regulatory authorities.

Capital

The Company seeks to maintain a strong capital base to expand facilities, promote public confidence, support current operations and grow at a manageable level. As of March 31, 2006, the Company was above the regulatory minimum levels of capital. The table below summarizes the capital ratios for the Company and its subsidiary banks as of March 31, 2006 and December 31, 2005:

	March 31, 2006		December 31, 2005
	Actual	Regulatory	Actual	Regulatory
	Ratio	Minimum	Ratio	Minimum
Total Risk Based Capital Ratio
Highlands Bankshares	13.56%	8.00%	13.85%	8.00%
Capon Valley Bank	13.64%	8.00%	13.45%	8.00%
The Grant County Bank	13.04%	8.00%	13.67%	8.00%

Tier 1 Leverage Ratio
Highlands Bankshares	9.07%	3.00%	9.45%	3.00%
Capon Valley Bank	9.09%	3.00%	8.87%	3.00%
The Grant County Bank	8.57%	3.00%	8.81%	3.00%

Tier 1 Risk Based Capital Ratio
Highlands Bankshares	12.31%	4.00%	12.60%	4.00%
Capon Valley Bank	12.39%	4.00%	12.20%	4.00%
The Grant County Bank	11.82%	4.00%	12.47%	4.00%

Back to Index

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Effects of Inflation

Inflation primarily affects industries having high levels of property, plant and equipment or inventories. Although the Company is not significantly affected in these areas, inflation does have an impact on the growth of assets. As assets grow rapidly, it becomes necessary to increase equity capital at proportionate levels to maintain the appropriate equity to asset ratios. Traditionally, the Company's earnings and high capital retention levels have enabled the Company to meet these needs. The Company's reported earnings results have been minimally affected by inflation. The different types of income and expense are affected in various ways. Interest rates are affected by inflation, but the timing and magnitude of the changes may not coincide with changes in the consumer price index. Management actively monitors interest rate sensitivity in order to minimize the effects of inflationary trends on interest rates. Other areas of noninterest expenses may be more directly affected by inflation.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in Quantitative and Qualitative Disclosures about Market Risk as reported in the Company’s Annual Report on Form 10-K for the period ended December 31, 2005.

Item 4.  Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2006. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective as of March 31, 2006. The company has established procedures undertaken during the normal course of business in an effort to reasonably ensure that fraudulent activity of either an amount material to these results or in any amount is not occurring

On October 31, 2005, the Company purchased all of the outstanding shares of stock in The National Bank of Davis. On November 15, 2005, Highlands merged Davis into The Grant County Bank. As of March 31, 2006, full transition of the legacy Davis systems, including, but not limited to, core processing of transactions, accounting, and certain policies and procedures was not complete. Given the design and assessment of internal controls present at the Company, this incomplete transition created a requirement for additional controls to be put in place to reasonably ensure that fraudulent activity of an amount material to these results or in any amount and relating to this incomplete transition is not occurring. At March 31, 2006, transition of legacy Davis systems into the Company’s systems currently in place was ongoing, but has been completed subsequently. During the time of transition, management added internal control measures in conjunction with this transition, in an attempt to reasonably ensure that controls pertaining to financial reporting and safeguarding of assets are effective.

Changes in Internal Controls

During the period reported upon, there were no significant changes in internal controls of Highlands Bankshares, Inc. pertaining to its financial reporting and control of its assets or in other factors that materially affected or are reasonably likely to materially affect such control.

Back to Index

PART II OTHER INFORMATION

Item 1.   Legal Proceedings

Management is not aware of any material pending or threatened litigation in which the Company or its subsidiaries may be involved as a defendant. In the normal course of business, the banks periodically must initiate suits against borrowers as a final course of action in collecting past due loans. In addition, to management’s knowledge, no governmental authorities have initiated or contemplated legal action against the Company.

In late February of 2006, a third party alleged that an error had been made regarding the safekeeping of a deposit, specifically two certificates of deposit totaling $2,000,000 that had been assigned as collateral for a performance bond had been released to the owners. It was alleged that the error was related to a trust account held by the now discontinued subsidiary of Highlands, Highlands Bankshares Trust Company. This third party indicated that if it experienced a loss relating to this bond, that it may pursue legal action as a potential remedy for this loss. At this time, the potential for legal action or the amount of any potential liability to Highlands Bankshares or its subsidiaries is unknown. Since the time of the notification, Highlands has been informed by legal counsel of the former depositor that the third party referred to above had been remunerated in an amount equal to the deposit.

Item 1A.   Risk Factors

There have been no material changes to the Company’s risk factors since these factors were previously disclosed in the Company’s Annual Report on Form 10-K for the period ended December 31, 2005.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.   Defaults Upon Senior Securities

None

Item 4.   Submission of Matters to a Vote of Security Holders

None

Item 5.   Other Information

None

Item 6.   Exhibits

3(i)	Articles of Incorporation of Highlands Bankshares, Inc. are incorporated by reference to Appendix C to Highlands Bankhares, Inc.’s Form S-4 filed October 20, 1986.

3(ii)	Bylaws of Highlands Bankshares, Inc. are incorporated by reference to Exhibit 3(ii) to Highlands Bankshares, Inc.’s Form 10-Q filed May 15, 2003.

31.1	Certification of Chief Executive Officer Pursuant to section 302 of the Sarbanes-Oxley Act of 2002 Chapter 63, Title 18 U.S.C. Section 1350 (A) and (B).

31.2	Certification of Chief Financial Officer Pursuant to section 302 of the Sarbanes-Oxley Act of 2002 Chapter 63, Title 18 U.S.C. Section 1350 (A) and (B).

32.1	Statement of Chief Executive Officer Pursuant to 18 U.S.C. § 1350.

32.2	Statement of Chief Financial Officer Pursuant to 18 U.S.C. § 1350.

Back to Index

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HIGHLANDS BANKSHARES, INC.

/s/ C.E. Porter
C.E. Porter
President & Chief Executive Officer

/s/ R. Alan Miller
R. Alan Miller
Chief Financial Officer
May 5, 2006

Back to Index