Form 10-Q
period 2006-06-30
HIGHLANDS BANKSHARES INC /WV/
filed 2006-08-11
CIK 756862

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 0-16761

HIGHLANDS BANKSHARES, INC.
(Exact name of registrant as specified in its charter)

West Virginia	55-0650793
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Idendification No.)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ). ☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date. As of July 31, 2006: 1,436,874 shares of Common Stock, $5 Par Value

Part I.
Item 1. Financial Statements

HIGHLANDS BANKSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands of Dollars, Except Per Share Data)

	Six Months Ended June 30,
	2006	2005
	(unaudited)	(unaudited)
Interest Income
Interest and fees on loans	$10,450	$8,915
Interest on federal funds sold	214	101
Interest on deposits in other banks	22	11
Interest and dividends on securities	589	371
Total Interest Income	11,275	9,398

Interest Expense
Interest on deposits	3,170	2,347
Interest on borrowed money	354	309
Total Interest Expense	3,524	2,656

Net Interest Income	7,751	6,742

Provision for Loan Losses	353	435

Net Interest Income After Provision for Loan Losses	7,398	6,307

Noninterest Income
Service Charges	576	403
Investment in insurance contracts	284	121
Other noninterest income	227	297
Total Noninterest Income	1,087	821

Noninterest Expense
Salaries and employee benefits	2,815	2,465
Equipment and occupancy expense	649	606
Data processing expense	372	305
Directors fees	197	174
Legal and professional fees	238	168
Other noninterest expense	885	733
Total Noninterest Expense	5,156	4,451

Income Before Provision For Income Taxes	3,329	2,677

Provision for Income Taxes	1,124	910

Net Income	$2,205	$1,767

Per Share Data
Net Income	$1.53	$1.23
Cash Dividends	$.46	$.40
Weighted Average Common Shares Outstanding	1,436,874	1,436,874
The accompanying notes are an integral part of these statements.

Back to Index

HIGHLANDS BANKSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands of Dollars, Except Per Share Data)

	Three Months Ended June 30,
	2006	2005
	(unaudited)	(unaudited)
Interest Income
Interest and fees on loans	$5,316	$4,526
Interest on federal funds sold	106	72
Interest on deposits in other banks	10	6
Interest and dividends on securities	303	179
Total Interest Income	5,735	4,783

Interest Expense
Interest on deposits	1,650	1,232
Interest on borrowed money	181	160
Total Interest Expense	1,831	1,392

Net Interest Income	3,904	3,391

Provision for Loan Losses	176	210

Net Interest Income After Provision for Loan Losses	3,728	3,181

Noninterest Income
Service Charges	349	230
Investment in insurance contracts	215	54
Other noninterest income	83	167
Total Noninterest Income	647	451

Noninterest Expense
Salaries and employee benefits	1,400	1,240
Equipment and occupancy expense	325	307
Data processing expense	194	152
Directors fees	97	89
Legal and professional fees	137	86
Other noninterest expense	462	361
Total Noninterest Expense	2,615	2,235

Income Before Provision For Income Taxes	1,760	1,397

Provision for Income Taxes	559	479

Net Income	$1,201	$918

Per Share Data
Net Income	$.84	$.64
Cash Dividends	$.23	$.20
Weighted Average Common Shares Outstanding	1,436,874	1,436,874
The accompanying notes are an integral part of these statements.

Back to Index

HIGHLANDS BANKSHARES, INC.
CONSOLIDATED BALANCE SHEETS
(In Thousands of Dollars)

	June 30, 2006	December 31, 2005
	(unaudited)	(audited)
ASSETS
Cash and due from banks—noninterest bearing	$8,564	$8,850
Deposits in other banks—interest bearing	1,719	963
Federal funds sold	5,879	10,808
Securities held to maturity	491	491
Securities available for sale, at market value	26,751	27,130
Restricted investments	1,457	1,250
Loans	273,350	270,020
Allowance for loan losses	(3,293)	(3,129)
Bank premises and equipment, net of depreciation	7,726	7,684
Interest receivable	1,944	1,818
Investment in life insurance contracts	5,957	6,396
Goodwill	1,534	1,534
Other intangible assets	1,586	1,674
Other Assets	2,269	2,084

Total Assets	$335,934	$337,573

LIABILITIES
Noninterest bearing deposits	$48,150	$47,753
Savings and interest bearing demand deposits	75,255	80,597
Time deposits	157,372	156,342
Total Deposits	280,777	284,692

Long term debt	15,781	15,063
Accrued expenses and other liabilities	3,921	3,826

Total Liabilities	300,479	303,581

STOCKHOLDERS’ EQUITY
Common Stock, $5 par value, 3,000,000 shares authorized, 1,436,874 shares issued and outstanding	7,184	7,184
Surplus	1,662	1,662
Retained Earnings	27,196	25,651
Other accumulated comprehensive loss	(587)	(505)
Total Stockholders’ Equity	35,455	33,992

Total Liabilities and Stockholders’ Equity	$335,934	$337,573

The accompanying notes are an integral part of these statements.

Back to Index

HIGHLANDS BANKSHARES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In Thousands of Dollars)
	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balances at December 31, 2005	$7,184	$1,662	$25,651	$(505)	$33,992
Net Income			2,205		2,205
Net change in unrealized appreciation on investment securities available for sale, net of taxes				(82)	(82)

Total Comprehensive Income					2,123

Dividends Paid			(660)		(660)

Balances June 30, 2006	$7,184	$1,662	$27,196	$(587)	$35,455

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balances at December 31, 2004	$7,184	$1,662	$23,028	$(219)	$31,655
Net Income			1,767		1,767
Net change in unrealized appreciation on investment securities available for sale, net of taxes				(23)	(23)

Total Comprehensive Income					1,744

Dividends Paid			(575)		(575)

Balances June 30, 2005	$7,184	$1,662	$24,220	$(242)	$32,824
The accompanying notes are an integral part of these statements.

Back to Index

HIGHLANDS BANKSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands of Dollars)
	Six Months Ended June 30,
	2006	2005
	(unaudited)	(unaudited)
Cash Flows From Operating Activities
Net Income	$2,205	$1,767
Adjustments to reconcile net income to net
cash provided by operating activities
Depreciation	331	330
Increase in cash value of life insurance contracts	(116)	(121)
Net amortization of securities	(11)	40
Provision for loan losses	353	434
Amortization of intangibles	88	5
Decrease (increase) in interest receivable	(126)	(80)
Decrease (increase) in other assets	(185)	203
Increase in accrued expenses	95	529
Net Cash Provided by Operating Activities	2,634	3,107

Cash Flows From Investing Activities
Increase (decrease) in federal funds sold	4,929	(6,625)
Proceeds from maturities of securities available for sale	5,714	5,029
Purchase of securities available for sale	(5,406)	(3,359)
Proceeds from maturities of securities held to maturity		471
Increase in restricted investments	(207)	(118)
Net change in interest bearing deposits in other banks	(756)	(712)
Settlement on insurance contract	555
Purchase of property and equipment	(373)	(65)
Net Change in Loans	(3,519)	(5,606)
Net Cash Used in Investing Activities	937	(10,985)

Cash Flows From Financing Activities
Net change in deposits	(3,915)	4,184
Additional long term debt	2,300	7,700
Repayment of long term debt	(1,582)	(238)
Additional short term borrowings	0	1,500
Repayment of short term borrowings	0	(3,500)
Dividends paid in cash	(660)	(575)
Net Cash Provided by Financing Activities	(3,857)	9,071

Net Increase (Decrease) in Cash and Cash Equivalents	(286)	1,193

Cash and Cash Equivalents, Beginning of Period	8,850	6,187

Cash and Cash Equivalents, End of Period	$8,564	$7,380

Supplemental Disclosures
Cash paid for income taxes	$1,186	$911
Cash paid for interest	$3,494	$2,556
The accompanying notes are an integral part of these statements.

Back to Index

HIGHLANDS BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1    ACCOUNTING PRINCIPLES

The consolidated financial statements conform to U. S. generally accepted accounting principles and to general industry practices. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting solely of normal recurring adjustments, necessary to present fairly the financial position as of June 30, 2006 and the results of operations for the three and six month periods ended June 30, 2006 and 2005.

The results of operations for the three and six month periods ended June 30, 2006 and 2005 are not necessarily indicative of the results to be expected for the full year.

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

The amortized cost and market value of securities held to maturity as of June 30, 2006 and December 31, 2005 are as follows (in thousands of dollars):

	June 30, 2006		December 31, 2005
	Amortized	Market	Amortized	Market
	Cost	Value	Cost	Value
Held to Maturity Securities
Obligations of states and municipalities	$491	$491	$491	$491
Total Held to Maturity Securities	$491	$491	$491	$491

Available For Sale Securities
U.S. Treasuries and Agencies	$18,137	$17,975	$17,352	$17,234
Mortgage backed securities	6,422	6,354	7,172	7,163
Obligations of states and municipalities	2,434	2,394	2,719	2,705
Marketable equities	28	28	28	28
Total Available For Sale Securities	$27,021	$26,751	$27,271	$27,130

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

Back to Index

HIGHLANDS BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3    INVESTMENTS IN INSURANCE CONTRACTS

Investments in insurance contracts consist of single premium insurance contracts which have the purpose of providing a rate of return to the Company and of providing life insurance and retirement benefits to certain executives.

During the second quarter of 2006, the Company received payment in settlement relating to two of these policies. This payment related to the death of an insured and resulted in a one-time, non-recurring income of $155,000.

A summary of the changes to the balance of investments in insurance contracts from December 31, 2005 to June 30, 2006 is shown in the table below (in thousands of dollars):

Balance December 31, 2005	$6,396
Increases in value of policies	116
Settlement payout	(555)
Balance June 30, 2006	$5,957

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

NOTE 5     LOANS

A summary of loans outstanding as of June 30, 2006 and December 31, 2005 is shown in the table below (in thousands of dollars):

	June 30,	December 31,
	2006	2005
Loan Type
Commercial	$58,906	$57,908
Real Estate construction	18,278	12,201
Real Estate mortgage	152,729	153,646
Consumer installment	43,437	46,265
Total Loans	$273,350	$270,020

In addition to loans to fund construction and traditional mortgage loans, portions of the loan portfolio identified as commercial are also secured by real estate. At June 30, 2006, the total balance of loans in the portfolio secured by real estate was $209,288,000.

Back to Index

HIGHLANDS BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6    ALLOWANCE FOR LOAN LOSSES

A summary of the transactions in the allowance for loan losses for the six month periods ended June 30, 2006 and 2005 is shown below (in thousands of dollars):

	2006	2005
Balance, beginning of period	$3,129	$2,530
Provisions charged to operations	353	435
Loan recoveries	129	85
Loan charge-offs	(318)	(270)
Balance, end of period	$3,293	$2,780

NOTE 7    DEPOSITS

Balances of time deposits over $100,000 and of all other time deposits at June 30, 2006 and December 31, 2005 are shown below (in thousands of dollars):

	June 30,	December 31,
	2006	2005
Time deposits over $100,000	$47,051	$45,455
All other time deposits	110,321	110,887
Total Time Deposits	$157,372	$156,342

Interest expense for time deposits over $100,000 for the three and six month periods ended June 30, 2006 and 2005 is shown below (in thousands of dollars):

Six Months Ended June 30,		Three Months Ended June 30,
2006	2005	2006	2005
$ 886	$ 637	$ 450	$ 333

NOTE 8    DEBT INSTRUMENTS

The Company continues to borrow money from the Federal Home Loan Bank of Pittsburgh (FHLB) to meet specific funding needs. The interest rates of the notes payable as of June 30, 2006, range from 3.30% to 6.12%. The weighted average interest rate was 4.51% at June 30, 2006. The debt is secured by the general assets of the subsidiary banks.

During the first quarter of 2005, the Company initiated short term borrowings from the FHLB of $1,500,000 and made repayments of $3,500,000. No short term borrowings have been initiated subsequent to the first quarter of 2005.

Back to Index

HIGHLANDS BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9    EMPLOYEE BENEFITS

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

The Grant County Bank is a member of the West Virginia Bankers' Association Retirement Plan. Benefits under the plan are based on compensation and years of service with 100% vesting after seven years of service. Prior to 2002, the Plan's assets were in excess of the projected benefit obligations and thus the Bank was not required to make contributions to the Plan in 2003, 2002 or 2001. The bank was required to make contributions in 2004 and 2005, has made contributions in the first six months of 2006, and intends to make further contributions, estimated at $92,000, during the second half of 2006. The Bank has recognized liabilities of $414,000 at June 30, 2006 relating to this plan. The following table provides the components of the net periodic benefit cost for the plan for the six month periods ended June 30, 2006 and 2005 (in thousands of dollars):

	2006	2005
Service cost	$55	$61
Interest cost	81	90
Expected return on plan assets	(90)	(89)
Amortization of unrecognized prior service costs	5	5
Recognized net actuarial loss	26	13

Net periodic expense	$77	$80

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

Back to Index

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Forward Looking Statements

Certain statements in this report may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are statements that include projections, predictions, expectations or beliefs about future events or results or otherwise are not statements of historical fact. Such statements are often characterized by the use of qualified words (and their derivatives) such as “expect,” “believe,” “estimate,” “plan,” “project,” “anticipate” or other similar words. Although the Company believes that its expectations with respect to certain forward-looking statements are based upon reasonable assumptions within the bounds of its existing knowledge of its business and operations, there can be no assurance that actual results, performance or achievements of the Company will not differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Actual future results and trends may differ materially from historical results or those anticipated depending on a variety of factors, including, but not limited to, the effects of and changes in: general economic conditions, the interest rate environment, legislative and regulatory requirements, competitive pressures, new products and delivery systems, inflation, changes in the stock and bond markets, technology, downturns in the trucking and timber industries, effects of mergers and/or downsizing in the poultry industry in Hardy County, and consumer spending and savings habits. Additionally, actual future results and trends may differ from historical or anticipated results to the extent: (1) any significant downturn in certain industries, particularly the trucking and timber industries are experienced; (2) loan demand decreases from prior periods; (3) the Company may make additional loan loss provisions due to negative credit quality trends in the future that may lead to a deterioration of asset quality; (4) the Company may not continue to experience significant recoveries of previously charged-off loans or loans resulting in foreclosure; (5) the performance of the coal extraction industry in the local market may not perform as anticipated; and (6) the Company is unable to control costs and expenses as anticipated. The Company does not update any forward-looking statements that may be made from time to time by or on behalf of the Company.

Overview

Net income year to date in 2006 for Highlands Bankshares increased 24.79% over the first six months of 2005. Annualized return on average assets for the first six months of 2006 was 1.32% compared to 1.16% for the same period in 2005 and annualized return on average equity year to date 2006 was 12.78% compared to 11.01% for the first six months of 2005.

Although total assets have declined slightly since December 31, 2005, and demand for new loans appears to have slowed as compared to 2005, net interest margins continue to be strong, and net interest income increased 14.97% as compared to the first six months of 2005.

Because of decreases in the charge-offs of loans, net of recoveries, the provision for loan losses taken against operations declined $82,000 year to date as compared to 2005. In spite of this decrease in provision, the allowance for loan losses as a percent of gross loans increased from 1.16% at December 31, 2005 to 1.20% at June 30, 2006.

Noninterest income increased $266,000 from a year ago as increases in charges to customers for overdrafted checks offset a decline in insurance earnings. Noninterest expense increased 15.84% in large part due to the operational expansion as the result of the purchase of two branches during the fourth quarter of 2005.

During the second quarter, Highlands received payment relating to the settlement of a bank owned life insurance policy. This payment resulted in a one-time, non-recurring $155,000 impact on income.

Income for the second quarter increased 30.83% as compared to the second quarter of 2005. Return on average assets for the quarter was 1.45% and return on average equity 13.85%.

Highlands' results of operations are discussed in greater detail following this overview. Unless otherwise specifically noted, the underlying causes for changes in the results for the quarter ended June 30, 2006 as compared to the same quarter in 2005 are substantially the same as the causes discussed for the six months ended June 30, 2006 as compared to the six months ended June 30, 2005.

Back to Index

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Impact of Acquisition on Operational Results

During the fourth quarter of 2005, the Company acquired two additional branches through the purchase of the National Bank of Davis. Further information regarding this purchase can be found in the Company’s Annual Report on Form 10-K for 2005. This acquisition has significantly impacted the results of operations for the first six months of 2006, both in revenues and costs.

The acquisition added significant balances of both earning assets and interest bearing liabilities to the Company’s operations. The addition of these assets and liabilities have impacted the asset/liability management strategy of the Company, specifically The Grant County Bank into which the branches were integrated. Because of the full integration of these assets and liabilities, determination of the exact dollar amount of the impact on the Company’s net interest income is difficult to determine. However, the addition has increased net interest income as compared to the first six months of 2005 both because of the increased balances of earning assets and interest bearing liabilities and because of the increased options for asset/liability management resulting from the purchase.

The addition of two branches and eleven full time equivalent employees as the result of the purchase of the National Bank of Davis has also caused an increase in noninterest expense. Specifically, occupancy and equipment expense has increased because of the added physical locations. Salary and benefits expense have increased because of the additional employees, and data processing expense has increased because of the additional loan and deposit customers. Additionally, certain other noninterest expenses have increased because of the acquisition.

Noninterest income has also been impacted by the acquisition, but to a lesser degree than the impact of the acquisition on net interest income and noninterest expense.

Noninterest Income

Noninterest income increased 32.40% for the first six months of 2006 as compared to the same period in 2005.

This increase was impacted most by an increase in income received from customer overdraft charges. During the fourth quarter of 2005, Capon Valley Bank instituted a program commonly referred to as “courtesy overdraft.” This program, coupled with an increase in the volume of checking accounts at both subsidiary banks, was the primary reason for the continued increase in income from overdraft charges.

Also contributing to the increase in non-interest income was an increase in earnings on investments in life insurance contracts brought about by the settlement of two policies due to the death of an insured (see Note 3).

These increases were offset by a decline in insurance earnings. Insurance income continues to decrease due to the fact that the volume of new installment loans, the primary market for credit life and accident and health insurance, continues to fall.

Back to Index

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Net Interest Income

A continuation of increases by the Federal Reserve Board (“The Fed”) throughout 2005 and continuing into 2006 for the target rate for federal funds sold has caused both rates earned on assets and rates paid on liabilities to increase.

Average rates earned on earning assets, year to date, increased 63 basis points over the same period a year ago, while the average rate paid on earning assets increased 51 basis points.

Because of continued high competition for loans, and because loans are typically slower to reprice than other earning assets, the average rates earned on loans year-to-date increased 58 basis points compared to a 153 basis point increase on federal funds sold and a 218 basis point increase on the average rates earned on interest bearing deposits during the same period. Because the Company has typically kept a large portion of its investment portfolio with a relatively short maturity, rates earned on investments also experienced a significant increase as compared to 2005.

As competitive rates paid on time deposits have increased and older time deposits have matured, the Company’s cost on these deposits has increased 68 basis points from the first six months of 2005 to the same period in 2006.

During 2006, the Company has seen slowing loan growth as compared to the growth experienced in the later months of 2004 and into 2005. While average loan balances during the first two quarters of 2006 are 8.37% greater than the same period in 2005, a significant amount of this increase can be attributed to the purchase of the National Bank of Davis in the fourth quarter of 2005 (see Note 4) and loan growth experienced during the second half of 2005. As such, the Company has not experienced an extreme need for new funding for loan growth during 2006 and has been able, to some degree, to control deposit costs because there has been no pressing need to compete heavily for new deposits. A decline in deposit balances during the second quarter of 2006 has somewhat depleted the Company’s balances of liquid funds and should loan demand increase significantly during the second half of 2006 and the Company need to fund growing loan balances, it may be forced to pay above market rates for deposits with which to fund loan growth, thereby increasing the cost of funds and decreasing net interest margin percents. However, should this occur, the Company expects that net interest income would continue to increase, or to remain relatively constant, even if margin percents were to decline.

The table on page 15 sets forth an analysis of net interest income for the six month periods ended June 30, 2006 and 2005 (Average balances and interest/expense shown in thousands of dollars):

Back to Index

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

 Net Interest Income (continued)

	2006			2005
	Average	Income/		Average	Income/
	Balance	Expense	Rate	Balance	Expense	Rate
Interest Income
Loans[1,2]	$271,863	$10,450	7.75%	$250,869	$8,915	7.17%
Federal funds sold	9,725	214	4.44%	6,991	101	2.91%
Interest bearing deposits	1,101	22	4.03%	1,197	11	1.85%
Taxable investment securities	26,213	531	4.09%	22,752	317	2.81%
Nontaxable investment securities[3]	3,157	92	5.88%	2,950	85	5.81%
Total Earning Assets	312,059	11,309	7.31%	284,759	9,429	6.68%

Cash and cash equivalents	7,928			6,774
Allowance for loan losses	(3,182)			(2,637)
Insurance contracts	6,398			5,866
Nonearning assets	14,445			13,715
Total Assets	$337,648			$308,477

Interest Expense
Interest bearing demand deposits	$25,995	$111.86%		$25,352	$86.68%
Savings and money markets	52,605	263	1.01%	49,012	192.79%
Time deposits	156,467	2,796	3.60%	142,889	2069	2.92%
Short term borrowings	0	0		58	1	2.40%
Long term debt	15,808	354	4.52%	13,941	309	4.46%
Total Interest Bearing Liabilities	250,875	3,524	2.83%	231,252	2,657	2.32%

Demand deposits	47,987			39,413
Other liabilities	3,996			5,442
Stockholders’ equity	34,790			32,370
Total liabilities and stockholders’ equity	$337,648			$308,477

Net Interest Income		$7,785			$6,772

Net Yield on Earning Assets[3]			5.03%			4.80%

[1]Balances of loans include loans in nonaccrual status
[2]Interest income on loans includes fees
[3]Yields are on a fully taxable equivalent basis

Back to Index

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Net Interest Income (continued)

The table below sets forth an analysis of net interest income for the three month periods ended June 30, 2006 and 2005 (Average balances and interest/expense shown in thousands of dollars):

	2006			2005
	Average	Income/		Average	Income/
	Balance	Expense	Rate	Balance	Expense	Rate
Interest Income
Loans[1,2]	$272,374	$5,316	7.83%	$253,413	$4,526	7.16%
Federal funds sold	8,658	106	4.91%	10,429	72	2.77%
Interest bearing deposits	1,157	10	3.46%	1,524	6	1.58%
Taxable investment securities	26,243	273	4.17%	21,816	151	2.78%
Nontaxable investment securities[3]	3,206	47	5.88%	2,950	44	5.98%
Total Earning Assets	311,638	5,752	7.40%	290,132	4,799	6.63%

Cash and cash equivalents	7,790			7,023
Allowance for loan losses	(3,209)			(2,684)
Insurance contracts	6,378			5,893
Nonearning assets	14,219			11,010
Total Assets	$336,816			$311,374

Interest Expense
Interest bearing demand deposits	$25,897	$57.88%		$25,366	$46.73%
Savings and money markets	51,159	135	1.06%	49,102	108.88%
Time deposits	156,211	1,458	3.74%	142,458	1,078	3.04%
Long term debt	15,859	181	4.58%	14,098	160	4.55%
Total Interest Bearing Liabilities	249,126	1,831	2.95%	231,024	1,392	2.42%

Demand deposits	48,714			40,472
Other liabilities	3,821			7,212
Stockholders’ equity	35,155			32,666
Total liabilities and stockholders’ equity	$336,816			$311,374

Net Interest Income		$3,921			$3,407

Net Yield on Earning Assets[3]			5.05%			4.71%

[1]Balances of loans include loans in nonaccrual status
[2]Interest income on loans includes fees
[3]Yields are on a fully taxable equivalent basis

Back to Index

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Loan Portfolio

The Company is an active residential mortgage and construction lender and generally extends commercial loans to small and medium sized businesses within its primary service area. The Company's commercial lending activity extends across its primary service areas of Grant, Hardy, Hampshire, Mineral, Randolph, Tucker, and northern Pendleton counties in West Virginia and Frederick County, Virginia. Consistent with its focus on providing community-based financial services, the Company does not attempt to diversify its loan portfolio geographically by making significant amounts of loans to borrowers outside of its primary service area.

Credit Quality and Allowance for Loan Losses

Non performing loans increased 56.26% from December 31, 2005 to June 30, 2006. Non performing loans represent 1.10% of gross loans at June 30, 2006, and .72% of gross loans at December 31, 2005.

Loans to several large commercial customers have become delinquent during 2006, causing the increase in non-performing loans. These loans, in most cases, are adequately secured by real estate, and should foreclosure become necessary, it is management’s opinion that no loss material to operational results would occur. Of the loans included below in the balances of nonperforming loans not adequately secured by real estate or other valuable assets, it is management’s opinion that amounts allowed for these loans in the allowance for loan losses is adequate to cover any potential loss and as such no loss material to operational results would occur.

The following table summarizes the Company’s non-performing loans at June 30, 2006 and December 31, 2005 (in thousands of dollars):

	June 30,	December 31,
	2006	2005
Nonaccrual loans	$711	$743
Loans past due 90 days and still accruing interest	2,308	1,189
Total nonperforming loans	$3,019	$1,932

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

Back to Index

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Credit Quality and Allowance for Loan Losses (continued)

The carrying value of foreclosed property at June 30, 2006 was $50,000. All foreclosed property held as of June 30, 2006 was in the Company's primary service area. The Company's practice is to value real estate acquired through foreclosure at the lower of (i) an independent current appraisal or market analysis less anticipated costs of disposal, or (ii) the existing loan balance. The Company is actively marketing all foreclosed real estate and does not anticipate material write-downs in value before disposition.

Because of its large impact on the local economy, management continuously monitors the economic health of the poultry industry. The Company has direct loans to poultry growers and the industry is a large employer in the Company’s trade area.

In recent years, the Company’s loan portfolio has begun to reflect a concentration in loans collateralized by heavy equipment, particularly in the trucking, timber and coal extraction industries. In part because of rising fuel costs, and because of continued slow economic growth, the trucking sector experienced a recent downturn, and profitability growth within this sector still appears to be sluggish. While close monitoring of this sector is necessary, management expects no significant losses in the foreseeable future. The Company has loans to a large commercial customer, which are reported above as being over 90 days delinquent or have been placed in non-accrual status, and who is active in coal extraction. Management believes that this customer’s loans have become non-performing because of financial difficulties. Management also believes that the financial difficulties of this customer are unique to this customer and not indicative of a downturn in the local coal market. The majority of the coal extracted in the Company’s primary service area is used to supply an electrical power plant, also located in the Company’s primary service area. All indications are that this electrical power plant will continue to operate at or near capacity into the foreseeable future. Therefore, it is management’s belief that the health of the coal extraction industry in the Company’s primary service area remains stable and, other than the impact of the customer discussed above, loans to this local industry will continue to perform.

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

The following table shows the allocation for loans in the loan portfolio and the corresponding amounts of the allowance allocated by loan type as of June 30, 2006 and December 31, 2005 (in thousands of dollars):

	June 30, 2006		December 31, 2005
		Percent of		Percent of
	Amount	Loans	Amount	Loans
Loan Type
Commercial	$1,241	22%	$900	22%
Mortgage and construction	1,076	62%	1,139	62%
Consumer	891	16%	1,082	17%
Unallocated	85		8
Totals	$3,293		$3,129

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

The following table summarizes the Company’s net charge-offs by loan type for the six month periods ended June 30, 2006 and 2005 (in thousands of dollars):

	2006	2005
Charge-offs
Commercial	$(3)	$(43)
Mortgage and construction	(1)	(0)
Consumer	(314)	(227)
Total Charge-offs	(318)	(270)

Recoveries
Commercial	4	4
Mortgage	0	1
Consumer	125	80
Total Recoveries	129	85

Total Net Charge-offs	$(190)	$(185)

The provision for loan losses taken during the first six months of 2006 was $82,000 less than that taken during the same quarter in 2006. In spite of the decrease in the provision, the percentage of the allowance for loan losses to gross loans increased from 1.16% at December 31, 2005 to 1.20% at June 30, 2006. At June 30 2005, the ratio of the allowance for loan losses to gross loans was 1.09% The ratio of allowance for loan losses to nonperforming loans was 1.09 at June 30, 2006 compared to 1.62 at December 31, 2005.

Back to Index

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Noninterest Expense

Noninterest expense increased 15.84% for the first six months of 2006 as compared to 2005.

The addition of operations and the physical assets acquired with the purchase of the National Bank of Davis had a significant impact on the increase in non-interest expense. This purchase added eleven full time employees and two banking locations, increasing both the costs of salaries and benefits and occupancy and equipment expense. Also, the increase in both loan and deposit customers as a result of this acquisition caused an increase in data processing expense. Additionally, costs related to the conversion of the Davis data processing systems into the existing systems of The Grant County Bank continued into the second quarter of 2006.

Not all of the increase in non-interest expense can be attributed to the increased operational size of the Company as a result of the purchase of the additional branches. Continued growth in the operations of the Company caused marginal increases in both data processing and other types of noninterest expenses. Also, customary annual pay increases contributed to the rise in salary and benefits expense.

Directors’ fees increased as the result of an increase in the per-meeting fees earned by directors.

Legal and professional fees increased both from the impact of increased operational size and usual inflationary trends and also because of an increase in the number of on-site engagements of audit firms during the second quarter of 2006 as compared to the second quarter of 2005.

Borrowed Funds

The Company borrows funds from the Federal Home Loan Bank (“FHLB”) to reduce market rate risks, provide liquidity, and to fund capital additions. These borrowings may have fixed or variable interest rates and are amortized over a period of one to twenty years, or may be comprised of single payment borrowings with periodic interest payments and principal amounts due at maturity. In an attempt to manage interest expense and interest rate risk and as the competition for deposits has increased, the Company has, during recent periods, used these available debt vehicles to fund loan growth more frequently than was utilized in the past.

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

Back to Index

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity (continued)

Historically, the Company’s primary need for additional levels of operational liquidity has been to fund increases in loan balances. The Company has normally funded increases in loans by increasing deposits and by decreasing secondary liquidity sources, such as balances of Fed Funds sold and balances of securities. Although total deposit balances have decreased slightly in recent periods, the Company has substantially maintained or increased levels of these secondary liquidity resources and does not anticipate that an unexpectedly high level of loan demand in coming periods would impact liquidity to the extent that the Company would be required to pay above market rates to obtain deposits.

The parent Company’s operating funds, funds with which to pay shareholder dividends and funds for the exploration of new business ventures, have been supplied primarily through dividends paid by the Company’s subsidiary banks, Capon Valley Bank (CVB) and The Grant County Bank (GCB). The various regulatory authorities impose restrictions on dividends paid by a state bank. A state bank cannot pay dividends without the consent of the relevant banking authorities in excess of the total net profits of the current year and the combined retained profits of the previous two years. As of July 1, 2006, the subsidiary banks could pay dividends to Highlands Bankshares, Inc. of approximately $6,494,000 without permission of the regulatory authorities.

Capital

The Company seeks to maintain a strong capital base to expand facilities, promote public confidence, support current operations and grow at a manageable level. As of June 30, 2006, the Company was above the regulatory minimum levels of capital. The table below summarizes the capital ratios for the Company and its subsidiary banks as of June 30, 2006 and December 31, 2005:

	June 30, 2006		December 31, 2005
	Actual	Regulatory	Actual	Regulatory
	Ratio	Minimum	Ratio	Minimum
Total Risk Based Capital Ratio
Highlands Bankshares	13.80%	8.00%	13.85%	8.00%
Capon Valley Bank	14.26%	8.00%	13.45%	8.00%
The Grant County Bank	13.15%	8.00%	13.67%	8.00%

Tier 1 Leverage Ratio
Highlands Bankshares	9.32%	3.00%	9.45%	3.00%
Capon Valley Bank	9.32%	3.00%	8.87%	3.00%
The Grant County Bank	8.96%	3.00%	8.81%	3.00%

Tier 1 Risk Based Capital Ratio
Highlands Bankshares	12.55%	4.00%	12.60%	4.00%
Capon Valley Bank	13.01%	4.00%	12.20%	4.00%
The Grant County Bank	11.91%	4.00%	12.47%	4.00%

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

Back to Index

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in Quantitative and Qualitative Disclosures about Market Risk as reported in the Company’s Annual Report on Form 10-K for the period ended December 31, 2005.

Item 4.  Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2006. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective as of June 30, 2006. The company has established procedures undertaken during the normal course of business in an effort to reasonably ensure that fraudulent activity of either an amount material to these results or in any amount is not occurring.

Changes in Internal Controls

During the period reported upon, there were no significant changes in internal controls of Highlands Bankshares, Inc. pertaining to its financial reporting and control of its assets or in other factors that materially affected or are reasonably likely to materially affect such control.

Contained within the Company’s Report on Form 10-Q for the period ended March 31, 2006 and Report on Form 10-K for the year ended December 31, 2005 and in both instances under PART I, Item 4, the Company reported a requirement for additional controls to reasonably ensure that fraud of a material, or of any, amount were not occurring in relation to the purchase of the National Bank of Davis (Davis). In early April, 2006, all legacy Davis systems were merged fully with the systems of The Grant County Bank (Grant). Therefore, the requirement for additional controls related to this purchase are no longer necessary as the controls inherent to Grant’s operations are now sufficient to reasonably ensure that fraud of a material, or of any, amount is detected or prevented.

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

In late February of 2006, a third party alleged that an error had been made regarding the safekeeping of a deposit, specifically two certificates of deposit totaling $2,000,000 that had been assigned as collateral for a performance bond had been released to the owners. It was alleged that the error was related to a trust account held by the now discontinued subsidiary of Highlands, Highlands Bankshares Trust Company. This third party indicated that if it experienced a loss relating to this bond, that it may pursue legal action as a potential remedy for this loss. Highlands has determined that the funds represented by the certificate of deposit had previously been delivered to the third party complainant At this time, the potential for legal action or the amount of any potential liability to Highlands Bankshares or its subsidiaries is unknown.

Back to Index

PART II OTHER INFORMATION (continued)

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

None

Item 3. Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

On May 9, 2006, the stockholders held their annual meeting. The following items were approved by the shareholders by the required majority or plurality:

1)	Election of the Board of Directors as proposed in the proxy material without any additions or exceptions.

C.E. Porter	965,770 For	12,324 Withhold Authority
L. Keith Wolfe	971,932 For	6,162 Withhold Authority
Thomas B. McNeill, Sr.	970,171 For	7,923 Withhold Authority

2)	Ratification of Smith Elliott Kearns & Company, LLC as auditors for the year ending December 31, 2006: 975,061 For; 3,033 Against

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
August 9, 2006

Back to Index