Form 10-Q
period 2006-09-30
HIGHLANDS BANKSHARES INC /WV/
filed 2006-11-13
CIK 756862

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 0-16761

HIGHLANDS BANKSHARES, INC.
(Exact name of registrant as specified in its charter)

West Virginia	55-0650793
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

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

Large Accelerated Filer [ ]	Accelerated Filer [ ]	Non Accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [   ] Yes  [X] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date. As of October 31, 2006: 1,436,874 shares of Common Stock, $5 Par Value

Index

Part I.	Page 2
Item 1. Financial Statements

HIGHLANDS BANKSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands of Dollars, Except Per Share Data)

	Nine Months Ended September 30,
	2006	2005
	(unaudited)	(unaudited)
Interest Income
Interest and fees on loans	$16,149	$13,620
Interest on federal funds sold	338	202
Interest on deposits in other banks	39	26
Interest and dividends on securities	891	558
Total Interest Income	17,417	14,406

Interest Expense
Interest on deposits	5,043	3,674
Interest on borrowed money	529	476
Total Interest Expense	5,572	4,150

Net Interest Income	11,845	10,256

Provision for Loan Losses	508	690

Net Interest Income After Provision for Loan Losses	11,337	9,566

Non-interest Income
Service Charges	892	625
Investment in insurance contracts	321	200
Other noninterest income	343	448
Total Noninterest Income	1,556	1,273

Non-interest Expense
Salaries and employee benefits	4,244	3,692
Equipment and occupancy expense	984	922
Data processing expense	580	460
Directors fees	297	256
Legal and professional fees	365	338
Other noninterest expense	1,304	1,088
Total Noninterest Expense	7,774	6,756

Income Before Provision For Income Taxes	5,119	4,083

Provision for Income Taxes	1,758	1,372

Net Income	$3,361	$2,711

Per Share Data
Net Income	$2.34	$1.89
Cash Dividends	$.69	$.60
Weighted Average Common Shares Outstanding	1,436,874	1,436,874

The accompanying notes are an integral part of these statements.

Index

HIGHLANDS BANKSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands of Dollars, Except Per Share Data)

	Three Months Ended September 30,
	2006	2005
	(unaudited)	(unaudited)
Interest Income
Interest and fees on loans	$5,698	$4,704
Interest on federal funds sold	124	101
Interest on deposits in other banks	16	15
Interest and dividends on securities	302	188
Total Interest Income	6,140	5,008

Interest Expense
Interest on deposits	1,873	1,326
Interest on borrowed money	174	167
Total Interest Expense	2,047	1,493

Net Interest Income	4,093	3,515

Provision for Loan Losses	155	255

Net Interest Income After Provision for Loan Losses	3,938	3,260

Non-interest Income
Service Charges	317	234
Investment in insurance contracts	37	79
Other noninterest income	115	138
Total Noninterest Income	469	451

Non-interest Expense
Salaries and employee benefits	1,429	1,227
Equipment and occupancy expense	336	316
Data processing expense	209	155
Directors fees	100	82
Legal and professional fees	127	170
Other noninterest expense	418	355
Total Noninterest Expense	2,619	2,305

Income Before Provision For Income Taxes	1,788	1,406

Provision for Income Taxes	632	463

Net Income	$1,156	$943

Per Share Data
Net Income	$.80	$.66
Cash Dividends	$.23	$.20
Weighted Average Common Shares Outstanding	1,436,874	1,436,874

The accompanying notes are an integral part of these statements.

Index

HIGHLANDS BANKSHARES, INC.
CONSOLIDATED BALANCE SHEETS
(In Thousands of Dollars)

	September 30, 2006	December 31, 2005
	(unaudited)	(audited)
ASSETS
Cash and due from banks—noninterest bearing	$8,293	$8,850
Deposits in other banks—interest bearing	2,136	963
Federal funds sold	10,905	10,808
Securities held to maturity	290	491
Securities available for sale, at market value	24,452	27,130
Restricted investments	1,448	1,250
Loans	283,317	270,020
Allowance for loan losses	(3,380)	(3,129)
Bank premises and equipment, net of depreciation	7,926	7,684
Interest receivable	2,044	1,818
Investment in life insurance contracts	6,007	6,396
Goodwill	1,534	1,534
Other intangible assets	1,542	1,674
Other Assets	2,666	2,084

Total Assets	$349,180	$337,573

LIABILITIES
Noninterest bearing deposits	$48,670	$47,753
Savings and interest bearing demand deposits	72,844	80,597
Time deposits	171,257	156,342
Total Deposits	292,771	284,692

Long term debt	15,638	15,063
Accrued expenses and other liabilities	4,376	3,826

Total Liabilities	312,785	303,581

STOCKHOLDERS’ EQUITY
Common Stock, $5 par value, 3,000,000 shares authorized, 1,436,874 shares issued and outstanding	7,184	7,184
Surplus	1,662	1,662
Retained Earnings	28,021	25,651
Other accumulated comprehensive loss	(472)	(505)
Total Stockholders’ Equity	36,395	33,992

Total Liabilities and Stockholders’ Equity	$349,180	$337,573

The accompanying notes are an integral part of these statements.

Index

HIGHLANDS BANKSHARES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In Thousands of Dollars)
	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balances at December 31, 2005	$7,184	$1,662	$25,651	$(505)	$33,992
Net Income			3,361		3,361
Net change in unrealized appreciation on investment securities available for sale, net of taxes				33	33

Total Comprehensive Income					3,394

Dividends Paid			(991)		(991)

Balances September 30, 2006	$7,184	$1,662	28,021	$(472)	$36,395

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balances at December 31, 2004	$7,184	$1,662	$23,028	$(219)	$31,655
Net Income			2,711		2,711
Net change in unrealized appreciation on investment securities available for sale, net of taxes				(26)	(26)

Total Comprehensive Income					2,685

Dividends Paid			(862)		(862)

Balances September 30, 2005	$7,184	$1,662	$24,877	$(245)	$33,478

The accompanying notes are an integral part of these statements.

Index

HIGHLANDS BANKSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands of Dollars)
	Nine Months Ended September 30,
	2006	2005
	(unaudited)	(unaudited)
Cash Flows From Operating Activities
Net Income	$3,361	$2,711
Adjustments to reconcile net income to net
cash provided by operating activities
Depreciation	496	494
Increase in cash value of life insurance contracts	(166)	(182)
Net amortization of securities	(112)	47
Provision for loan losses	508	690
Amortization of intangibles	132	38
Decrease (increase) in interest receivable	(226)	(202)
Decrease (increase) in other assets	(582)	359
Increase in accrued expenses	550	156
Net Cash Provided by Operating Activities	3,961	4,111

Cash Flows From Investing Activities
Increase (decrease) in federal funds sold	(97)	(6,976)
Proceeds from maturities of securities available for sale	9,234	7,380
Purchase of securities available for sale	(6,410)	(6,186)
Proceeds from maturities of securities held to maturity	201	670
Increase in restricted investments	(198)	(118)
Net change in interest bearing deposits in other banks	(1,173)	(797)
Settlement on insurance contract	555	0
Purchase of property and equipment	(739)	(153)
Net Change in Loans	(13,554)	(7,658)
Net Cash Used in Investing Activities	(12,181)	(13,891)

Cash Flows From Financing Activities
Net change in deposits	8,079	4,945
Additional long term debt	2,300	7,700
Repayment of long term debt	(1,725)	(375)
Additional short term borrowings	0	1,500
Repayment of short term borrowings	0	(3,500)
Dividends paid in cash	(991)	(862
Net Cash Provided by Financing Activities	7,663	11,291

Net Increase (Decrease) in Cash and Cash Equivalents	(557)	1,511

Cash and Cash Equivalents, Beginning of Period	8,850	6,187

Cash and Cash Equivalents, End of Period	$8,293	$7,698

Supplemental Disclosures
Cash paid for income taxes	$1,766	$911
Cash paid for interest	$5,355	$3,972

The accompanying notes are an integral part of these statements.

Index

HIGHLANDS BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1     ACCOUNTING PRINCIPLES

The consolidated financial statements conform to U. S. generally accepted accounting principles and to general industry practices. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting solely of normal recurring adjustments, necessary to present fairly the financial position as of September 30, 2006 and the results of operations for the three and nine month periods ended September 30, 2006 and 2005.

The results of operations for the three and nine month periods ended September 30, 2006 and 2005 are not necessarily indicative of the results to be expected for the full year.

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

The amortized cost and market value of securities held to maturity as of September 30, 2006 and December 31, 2005 are as follows (in thousands of dollars):

	September 30, 2006		December 31, 2005
	Amortized	Market	Amortized	Market
	Cost	Value	Cost	Value
Held to Maturity Securities
Obligations of states and municipalities	$290	$290	$491	$491
Total Held to Maturity Securities	$290	$290	$491	$491

Available For Sale Securities
U.S. Treasuries and Agencies	$16,358	$16,318	$17,352	$17,234
Mortgage backed securities	5,720	5,693	7,172	7,163
Obligations of states and municipalities	2,432	2,411	2,719	2,705
Marketable equities	30	30	28	28
Total Available For Sale Securities	$24,540	$24,452	$27,271	$27,130

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

NOTE 3 BRANCHES ACQUISITION

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

Index

HIGHLANDS BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4     INVESTMENTS IN INSURANCE CONTRACTS

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

NOTE 5     LOANS

A summary of loans outstanding as of September 30, 2006 and December 31, 2005 is shown in the table below (in thousands of dollars):

	September 30,	December 31,
Loan Type	2006	2005
Commercial	$64,942	$57,908
Real Estate construction	17,848	12,201
Real Estate mortgage	157,316	153,646
Consumer	43,211	46,265
Total Loans	$283,317	$270,020

In addition to loans to fund construction and traditional mortgage loans, portions of the loan portfolio identified as commercial are also secured by real estate. At September 30, 2006, the total balance of loans in the portfolio secured by real estate was $218,826,000.

NOTE 6     ALLOWANCE FOR LOAN LOSSES

A summary of the transactions in the allowance for loan losses for the nine month periods ended September 30, 2006 and 2005 is shown below (in thousands of dollars):

	2006	2005
Balance, beginning of period	$3,129	$2,530
Provisions charged to operations	508	690
Loan recoveries	171	144
Loan charge-offs	(428)	(445)
Balance, end of period	$3,380	$2,919

NOTE 7     DEBT INSTRUMENTS

The Company continues to borrow money from the Federal Home Loan Bank of Pittsburgh (FHLB) to meet specific funding needs. The interest rates of the notes payable as of September 30, 2006, range from 3.30% to 6.12%. The weighted average interest rate was 4.51% at September 30, 2006. The debt is secured by the general assets of the subsidiary banks.

During the first quarter of 2005, the Company initiated short term borrowings from the FHLB of $1,500,000 and made repayments of $3,500,000. No short term borrowings have been initiated subsequent to the first quarter of 2005.

Index

HIGHLANDS BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8     DEPOSITS

Balances of time deposits over $100,000 and of all other time deposits at September 30, 2006 and December 31, 2005 are shown below (in thousands of dollars):

	September 30,	December 31,
	2006	2005
Time deposits over $100,000	$51,761	$45,455
All other time deposits	119,496	110,887
Total Time Deposits	$171,257	$156,342

Interest expense for time deposits over $100,000 for the three and nine month periods ended September 30, 2006 and 2005 is shown below (in thousands of dollars):

Nine Months Ended September 30,		Three Months Ended September 30,
2006	2005	2006	2005
$1,423	$997	$537	$360

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

The Grant County Bank is a member of the West Virginia Bankers' Association Retirement Plan. Benefits under the plan are based on compensation and years of service with 100% vesting after seven years of service. Prior to 2002, the Plan's assets were in excess of the projected benefit obligations and thus the Bank was not required to make contributions to the Plan in 2003, 2002 or 2001. The bank was required to make contributions in 2004 and 2005, and made contributions in the first nine months of 2006. The Bank has recognized liabilities of $421,000 at September 30, 2006 relating to this plan. The following table provides the components of the net periodic benefit cost for the plan for the nine month periods ended September 30, 2006 and 2005 (in thousands of dollars):

	2006	2005
Service cost	$94	$92
Interest cost	138	134
Expected return on plan assets	(152)	(141)
Amortization of unrecognized prior service costs	8	8
Recognized net actuarial loss	43	20

Net periodic expense	$131	$113

Index

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

Certain statements in this report may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are statements that include projections, predictions, expectations or beliefs about future events or results or otherwise are not statements of historical fact. Such statements are often characterized by the use of qualified words (and their derivatives) such as “expect,” “believe,” “estimate,” “plan,” “project,” “anticipate” or other similar words. Although the Company believes that its expectations with respect to certain forward-looking statements are based upon reasonable assumptions within the bounds of its existing knowledge of its business and operations, there can be no assurance that actual results, performance or achievements of the Company will not differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Actual future results and trends may differ materially from historical results or those anticipated depending on a variety of factors, including, but not limited to, the effects of and changes in: general economic conditions, the interest rate environment, legislative and regulatory requirements, competitive pressures, new products and delivery systems, inflation, changes in the stock and bond markets, technology, downturns in the trucking and timber industries, effects of mergers and/or downsizing in the poultry industry in Hardy County, and consumer spending and savings habits. Additionally, actual future results and trends may differ from historical or anticipated results to the extent: (1) any significant downturn in certain industries, particularly the trucking and timber and coal extraction industries are experienced; (2) loan demand decreases from prior periods; (3) the Company may make additional loan loss provisions due to negative credit quality trends in the future that may lead to a deterioration of asset quality; (4) the Company may not continue to experience significant recoveries of previously charged-off loans or loans resulting in foreclosure; (5) increased liquidity needs may cause an increase in funding costs; and, (6) the Company is unable to control costs and expenses as anticipated. The Company does not update any forward-looking statements that may be made from time to time by or on behalf of the Company.

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

The Company has invested in and owns life insurance polices on certain officers. The policies are designed so that the company recovers the interest expenses associated with carrying the policies and the officer will, at the time of retirement, receive any earnings in excess of the amounts earned by the Company. The Company recognizes as an asset the net amount that could be realized under the insurance contract as of the balance sheet date. This amount represents the cash surrender value of the policies less applicable surrender charges. The portion of the benefits which will be received by the executives at the time of their retirement is considered, when taken collectively, to constitute a retirement plan. Therefore the Company accounts for these policies using guidance found in Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Post Retirement Benefits Other Than Pensions.” SFAS No. 106 requires that an employer’s obligation under a deferred compensation agreement be accrued over the expected service life of the employee through their normal retirement date. Assumptions are used in estimating the present value of amounts due officers after their normal retirement date. These assumptions include the estimated income to be derived from the investments and an estimate of the Company’s cost of funds in these future periods. In addition, the discount rate used in the present value calculation will change in future years based on market conditions.

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

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132R” (SFAS 158). SFAS 158 requires an employer to recognize the over-funded or under-funded status of a defined benefit postretirement plan as an asset of liability in its statement of financial position and to recognize changes in that funded status, through comprehensive income, in the year in which the changes occur. The funded status of a benefit plan will be measured as the difference between plan assets at fair value and benefit obligation. For any other postretirement plan, the benefit obligation is the accumulated postretirement benefit obligation. SFAS 158 also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position. The Statement also requires additional disclosures in the notes to financial statements about certain effects on net periodic benefit cots for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. Under SFAS 158 a company is required to initially recognize the funded status of a defined benefit postretirement plan to to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year end statement of financial position is effective for fiscal years ending after December 15, 2008. The Grant County Bank is a member of the West Virginia Bankers' Association Retirement Plan, a defined benefit plan under SFAS 158. As such, certain aspects of SFAS 158 will most likely impact the financial position of Highlands Bankshares, Inc. at December 31, 2006. At present, this impact has not been determined.

Overview

Net income for the first nine months of 2006 increased 23.98% over the same period in 2005. Return on Average Assets for the period was 1.33% and Return on Average Equity was 12.76%.

Net income for the three-month period ended September 30, 2006 increased 22.59% over the same quarter in 2005. Return on Average Assets for the quarter was 1.34% and Return on Average Equity was 12.65%.

The Company experienced strong loan demand during the third quarter of 2006 and loan balances increased nearly $10,000,000 during the quarter to stand at $283,317,000 at September 30. After several periods of either decline or minimal growth, total deposits also increased during the third quarter by 4.27%, with the increase being concentrated in balances of time deposits. Owing in great part to the increases in loans and deposits, the Company’s total assets increased and stood at $349,180,000 at September 30. This expansion of the balance sheet contributed significantly to a 15.49% increase in net interest income for the first nine months of 2006 as compared to the same period in 2005.

The provision for loan losses was reduced during 2006 as compared to 2005. Although the provision taken against operational results was $182,000 less during 2006 than a year ago, the ratio of the allowance for loan losses as compared to gross loan balances increased from 1.16% at December 31, 2005 to 1.19% at September 30, 2006.

Non interest income year to date was 22.23% greater than the first nine months of 2005. The largest contributor to this increase was a rise in overdraft fees charged to demand deposit customers. This increase was a result of an increase in average balances of checking accounts and also the implementation by Capon Valley Bank, a subsidiary, of a program commonly referred to as “courtesy overdraft.” A non-recurring payment to the Company from a Company owned life insurance policy was a major contributor to an increase in earnings on investments in life insurance. Insurance related income continued to decline.

Index

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Overview (continued)

Non interest expense increased 15.07% during the first three quarters of 2006 as compared to last year. A large portion of this increase can be attributed to the expanded operations acquired as a result of the purchase of the National Bank of Davis, however some of the increase resulted from operational growth of legacy operations.

Highlands' results of operations are discussed in greater detail following this overview. Unless otherwise specifically noted, the underlying causes for changes in the results for the quarter ended September 30, 2006 as compared to the same quarter in 2005 are substantially the same as the causes discussed for the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005.

Impact of Acquisition on Operational Results

During the fourth quarter of 2005, the Company acquired two additional branches through the purchase of the National Bank of Davis. Further information regarding this purchase can be found in the Company’s Annual Report on Form 10-K for 2005. This acquisition has significantly impacted the results of operations for the first nine months of 2006, both in revenues and costs.

The acquisition added significant balances of both earning assets and interest bearing liabilities to the Company’s operations. The addition of these assets and liabilities has impacted the asset/liability management strategy of the Company, specifically The Grant County Bank into which the branches were integrated. Because of the full integration of these assets and liabilities, determination of the exact dollar amount of the impact on the Company’s net interest income is difficult to determine. However, the addition has increased net interest income as compared to the first nine months of 2005 both because of the increased balances of earning assets and interest bearing liabilities and because of the increased options for asset/liability management resulting from the purchase.

The addition of two branches and eleven full time equivalent employees as the result of the purchase of the National Bank of Davis has also caused an increase in non-interest expense. Specifically, occupancy and equipment expense has increased because of the added physical locations. Salary and benefits expense have increased because of the additional employees, and data processing expense has increased because of the additional loan and deposit customers. Additionally, certain other non-interest expenses have increased because of the acquisition.

Non-interest income has also been impacted by the acquisition, but to a lesser degree than the impact of the acquisition on net interest income and non-interest expense.

Net Interest Income

Year To Date September 30, 2006 Compared to Same Period in 2005

The acquisition of the branches, as discussed earlier, has had significant impact on the Company’s net interest income. The following discussion highlights recent trends in the Company’s management of its net interest margin. The comparison of net interest income in 2006 as compared to 2005 as discussed below should be considered in conjunction with the comments relating to the impact on net interest income of the acquisition of the National Bank of Davis found earlier in Management’s Discussion and Analysis under the heading of “Impact of Acquisition on Operational Results.”

A continuation of increases by the Federal Reserve Board (“The Fed”) throughout 2005 and continuing into early 2006 for the target rate on federal funds sold has caused both rates earned on assets and rates paid on liabilities to increase during 2006 as compared to 2005. Although these rate increases by the Fed have ceased during the later periods of 2006, as time deposits mature and renew, new time deposits are made, loans mature and new loans are made and adjustable rate loans re-price, average rates on both earning assets and interest bearing liabilities continue to increase as a result of the rate increases in 2005 and early 2006.

Index

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Net Interest Income (continued)

Net interest income for the first nine months of 2006, on a fully taxable equivalent basis, increased 15.46% over the same period in 2005. Average balances of earning assets increased 9.03% while average balances of interest bearing liabilities increased 8.36%.

Over the past several years, the Company has followed a strategy of funding loan growth, when possible, through reductions in comparatively lower earning assets such as federal funds sold and securities rather than attempting to attract new deposits by offering above market rates on deposit products. This strategy continued through the early months of 2006. However, during the quarter ended September 30, 2006, stronger loan demand and tightening liquidity needs necessitated a need for new deposits. In addition, rates on securities investments and federal funds sold have also increased during 2006, making it somewhat less attractive, as compared to recent years, to fund loan growth through reduction of balances of these investments. As such, the Company began offering higher rates on certain deposit products and balances of time deposits increased 8.82% from June 30, 2006 to September 30, 2006. Over this same period, loan balances increased 3.65%.

During the later months of 2005 and continuing into 2006, as The Fed increased rates, the Company experienced increases on average rates on paid on deposits greater than those experienced on earning assets. This appears to have occurred because of competitive market pressures for both loans and deposits. During the third quarter of 2006, the Company experienced a slowing of this trend as average rates earned on loans began to increase at a pace nearer to the increases in average rates on deposits. Much of the Company’s loan portfolio is comprised of adjustable rate loans, and as interest rates increase these loans have re-priced upward. This re-pricing, combined with increases in the marketplace rates for new loans and increases in loan balances have allowed the Company to increase its net interest margin. Included in the Company’s net interest margin calculations are fees on loans. These fees consist of both service fees, such as late charges, and also fees charged to customers upon loan origination. The volumes of these fees have significant impact on the average rates earned on loans and also on net interest margin percents.

Third Quarter of 2006

During the first six months of 2006, the Company experienced sluggish demand for new loans. Although loan balances grew slightly throughout the first two quarters of the year, the demand was less than experienced during recent prior years. This trend reversed in the third quarter of 2006 and the Company experienced a 3.65% increase in loans from June 30, 2006 to September 30, 2006. The balances of consumer loans continue to fall due largely to continual increases in competition for these loans from both other local financial institutions and non-traditional financing firms. In spite of the decline in consumer loans, during the third quarter the Company experienced strong growth in mortgage and commercial loans and overall loan balances increased.

Owing to the recent strategy of funding loan growth through reductions in comparatively lower earning assets, such as securities, investments and federal funds sold, balances of securities have decreased over the past periods. The acquisition of the National Bank of Davis mitigated this trend somewhat as this added balances to the securities portfolio. Because the rates earned on securities investments have increased and because Management felt that the Company had reduced securities balances enough, the Company began offering more competitive rates on deposits during the third quarter of 2006 to fund the increased loans. This caused balances of time deposits to increase during the quarter and impacted average rates paid on time deposits. However, this increase was offset by the increased rates and fees earned on loans, and net interest margin remained strong through the quarter.

While the Company expects loan demand to remain adequate, Management doesn’t anticipate the need to grow deposits significantly during the coming quarters, which would necessitate further paying of above market rates for deposits. Balances of federal funds sold at September 30, 2006 were nearly double the balances of federal funds sold at June 30, 2006. The Company views balances of federal funds sold as its indicator of short term liquidity and the first source of immediate funding for new loan growth. As such, the Company expects that net interest income will remain stable, if not increasing, in the coming quarters, although continued re-pricing trends of both loans and deposits and competitive marketplace pressures may cause net interest margin percents to decline.

Index

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

 Net Interest Income (continued)

The table below sets forth an analysis of net interest income for the nine-month periods ended September 30, 2006 and 2005 (Average balances and interest income/expense shown in thousands of dollars):

	2006			2005
	Average	Income/		Average	Income/
	Balance	Expense	Rate	Balance	Expense	Rate
Interest Income
Loans[1,2]	$274,230	$16,149	7.85%	$252,118	$13,620	7.22%
Federal funds sold	9,695	338	4.65%	8,675	202	3.11%
Interest bearing deposits	1,216	39	4.28%	1,320	26	2.63%
Taxable investment securities	25,339	807	4.25%	22,565	481	2.85%
Nontaxable investment securities[3]	3,076	134	5.81%	2,921	123	5.63%
Total Earning Assets[3]	313,556	17,467	7.43%	287,599	14,452	6.72%

Cash and cash equivalents	7,957			6,949
Allowance for loan losses	(3,232)			(2,716)
Insurance contracts	6,256			5,898
Nonearning assets	14,615			12,323
Total Assets	$339,152			$310,053

Interest Expense
Interest bearing demand deposits	$25,677	$167.87%		$25,244	$133.70%
Savings and money markets	51,288	402	1.05%	48,882	307.84%
Time deposits	159,320	4,474	3.74%	143,892	3,234	3.00%
Short term borrowings	0	0		38	1	2.40%
Long term debt	15,779	529	4.47%	14,561	475	4.36%
Total Interest Bearing Liabilities	252,064	5,572	2.95%	232,617	4,150	2.39%

Demand deposits	47,968			39,973
Other liabilities	3,893			4,744
Stockholders’ equity	35,227			32,719
Total liabilities and stockholders’ equity	$339,152			$310,053

Net Interest Income		$11,895			$10,302

Net Yield on Earning Assets[3]			5.06%			4.79%

[1]Balances of loans include loans in non-accrual status
[2]Interest income on loans includes fees
[3]Yields are on a fully taxable equivalent basis

Index

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

 Net Interest Income (continued)

The table below sets forth an analysis of net interest income for the three month periods ended September 30, 2006 and 2005 (Average balances and interest/expense shown in thousands of dollars):

	2006			2005
	Average	Income/		Average	Income/
	Balance	Expense	Rate	Balance	Expense	Rate
Interest Income
Loans[1,2]	$278,888	$5,698	8.17%	$254,577	$4,704	7.33%
Federal funds sold	9,636	124	5.15%	11,987	101	3.34%
Interest bearing deposits	1,497	16	4.28%	1,560	15	3.81%
Taxable investment securities	23,620	276	4.67%	22,195	164	2.93%
Nontaxable investment securities[3]	2,858	42	5.88%	2,865	38	5.26%
Total Earning Assets[3]	316,499	6,156	7.78%	293,184	5,022	6.80%

Cash and cash equivalents	8,015			7,296
Allowance for loan losses	(3,330)			(2,872)
Insurance contracts	5,976			5,960
Nonearning assets	15,010			10,120
Total Assets	$342,170			$313,688

Interest Expense
Interest bearing demand deposits	$25,218	$55.87%		$25,031	$46.74%
Savings and money markets	48,696	139	1.14%	48,626	115.94%
Time deposits	164,822	1,679	4.04%	145,867	1,165	3.17%
Long term debt	15,781	174	4.41%	15,779	167	4.20%
Total Interest Bearing Liabilities	254,517	2,047	3.22%	235,303	1,493	2.52%

Demand deposits	47,930			41,073
Other liabilities	3,477			3,906
Stockholders’ equity	36,246			33,407
Total liabilities and stockholders’ equity	$342,170			$313,689

Net Interest Income		$4,109			$3,529

Net Yield on Earning Assets[3]			5.19%			4.78%

[1]Balances of loans include loans in non-accrual status
[2]Interest income on loans includes fees
[3]Yields are on a fully taxable equivalent basis

Index

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Non-interest Income

Non-interest income increased 22.23% for the first nine months of 2006 as compared to the same period in 2005.

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

Also contributing to the increase in non-interest income was an increase in earnings on investments in life insurance contracts brought about by the settlement of two policies due to the death of an insured (see Note 4).

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

Loan Growth During the Third Quarter of 2006

The Company, during the most recent quarter, experienced significant loan growth. The table below illustrates the change in loan balances between June 30, 2006 and September 30, 2006 (in thousands of dollars):

	Balance	Balance	(Decrease)	Percent
Loan Type	June 30, 2006	September 30, 2006	Increase	Change
Mortgage and Construction	$171,007	$175,164	$4,157	2.43%
Commercial	58,906	64,942	6,036	10.25%
Consumer	43,437	43,211	(226)	-.52%
Total	$273,350	$283,317	$9967	3.65%

Management believes that the growth in its commercial loan portfolio has occurred for a number of reasons. As the Company grows it is better able to compete for large commercial loans. The local economy has continued to expand in recent years and the overall volume of commercial loans in our local area has increased. And, as the Company has expanded, the increase in the geographical footprint of operations has created opportunities for loans unavailable in the past.

Although commercial loans typically carry a larger degree of risk than the more traditional mortgage loans offered by community banks, the Company feels that the recent increase in balances in its commercial loan portfolio has not caused an abnormal increase in the amount of risk of the type which would cause significant losses. Management feels that the approval and underwriting process for new commercial loans is sufficient to mitigate abnormal risk. In most instances, new commercial loans underwritten by the Company, are secured by real estate; although the Company, as part of its underwriting process, determines that cash flows or projected cash flows for a new commercial customer are sufficient for loan repayment, there is typically an additional requirement that large commercial loans be adequately secured by real estate such that, in the event that cash flows for a commercial customer dissipate, the Company minimizes significant losses in the event of foreclosure.

Index

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Credit Quality and Allowance for Loan Losses

Nonperforming loans increased 11.80% from December 31, 2005 to September 30, 2006. Non performing loans represent .76% of gross loans at September 30, 2006, and .72% of gross loans at December 31, 2005.

Of the loans included below in the balances of nonperforming loans not adequately secured by real estate or other valuable assets, it is management’s opinion that amounts allowed for these loans in the allowance for loan losses is adequate to cover any potential loss and, as such, no loss material to operational results would occur.

The following table summarizes the Company’s nonperforming loans at September 30, 2006 and December 31, 2005 (in thousands of dollars):

	September 30,	December 31,
	2006	2005
Non-accrual loans	$650	$743
Loans past due 90 days and still accruing interest	1,510	1,189
Total nonperforming loans	$2,160	$1,932

Nonperforming loans include non-accrual loans, loans 90 days or more past due and restructured loans. Non-accrual loans are loans on which interest accruals have been suspended or discontinued permanently. Restructured loans are loans on which the original interest rate or repayment terms have been changed due to financial hardship of the borrower.

Loans are typically placed on non-accrual status once they have reached certain levels of delinquency, depending on loan type, and it is no longer reasonable to expect collection of principal and interest because collateral is insufficient to cover both the principal and interest due. After loans are placed on non-accrual status, they are typically returned to accrual status if the obligation is brought current by the borrower, or they are charged off if payment is not made and management believes that collection of the amounts due is doubtful. Charged-off loans are charged against the allowance for loan losses. Any subsequent collection or sale of repossessed collateral is added to the allowance as a recovery.

The carrying value of foreclosed property at September 30, 2006 was $390,000. All foreclosed property held as of September 30, 2006 was in the Company's primary service area. The Company's practice is to value real estate acquired through foreclosure at the lower of (i) an independent current appraisal or market analysis less anticipated costs of disposal, or (ii) the existing loan balance. The Company is actively marketing all foreclosed real estate and does not anticipate material write-downs in value before disposition.

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

Index

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Credit Quality and Allowance for Loan Losses (continued)

The Company has loans to a large commercial customer who is active in coal extraction. Recently, Management has had reason to believe that timely repayment of this customer’s loans may be in doubt because of financial difficulties. Management also believes that the financial difficulties of this customer are unique to this customer and not indicative of a downturn in the local coal market. The majority of the coal extracted in the Company’s primary service area is used to supply an electrical power plant, also located in the Company’s primary service area. All indications are that this electrical power plant will continue to operate at or near capacity into the foreseeable future. Therefore, it is management’s belief that the health of the coal extraction industry in the Company’s primary service area remains stable and, other than the impact of the customer discussed above, loans to this local industry will continue to perform.

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

Each of the Company's banking subsidiaries, Capon Valley Bank and The Grant County Bank, determines the adequacy of its allowance for loan losses independently. Although the loan portfolios of the two banks are similar to each other, some differences exist which result in divergent risk patterns and different charge-off rates amongst the functional areas of the banks’ portfolios. Each bank pays particular attention to individual loan performance, collateral values, borrower’s financial condition and economic conditions. The determination of an adequate allowance at each bank is done in a three step process. The first step is to identify impaired loans. Impaired loans are problem loans above a certain threshold which have estimated losses calculated based on collateral values and, to a lesser extent, projected cash flows. The second step is to identify loans above a certain threshold which are problem loans due to the borrower’s payment history or deteriorating financial condition. Losses in this category are determined based on historical loss rates adjusted for current economic conditions. The final step is to calculate a loss for the remainder of the portfolio using historical loss information for each type of loan classification. The determination of specific allowances and weighting is somewhat subjective and actual losses may be greater or less than the amount of the allowance. However, Management believes that the allowance represents a fair assessment of the losses that exist in the current loan portfolio.

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

Index

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Credit Quality and Allowance for Loan Losses (continued)

The following table shows the allocation for loans in the loan portfolio and the corresponding amounts of the allowance allocated by loan type as of September 30, 2006 and December 31, 2005 (in thousands of dollars):

	September 30, 2006		December 31, 2005
		Percent of		Percent of
	Amount	Loans	Amount	Loans
Loan Type
Commercial	$1,380	23%	$900	22%
Mortgage and construction	1,012	62%	1,139	62%
Consumer	947	15%	1,082	17%
Unallocated	41		8
Totals	$3,380		$3,129

As certain loans identified as impaired are paid current, collateral values increase or loans are removed from watch lists for other reasons, and as other loans become identified as impaired, and because delinquency levels within each of the portfolios change, the allocation of the allowance among the loan types may change. Management feels that the allowance is a fair representation of the losses present in the portfolio given historical loss trends, economic conditions and any known credit problems as of a given date. Management believes that the allowance is to be taken as a whole, and allocation between loan types is an estimation of potential losses within each type, given information known at the time.

The following table summarizes the Company’s net charge-offs by loan type for the nine month periods ended September 30, 2006 and 2005 (in thousands of dollars):

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Charge-offs	$(109)	$(174)	$(428)	$(445)
Recoveries	42	59	171	144
Total net charge-offs	(67)	(115)	(257)	(301)

Components of net charge-offs
Real estate	0	(8)	(1)	(9)
Commercial	(44)	18	(23)	(20)
Consumer	(23)	(125)	(233)	(272)
Total	$(67)	$(115)	$(257)	$(301)

The provision for loan losses taken during the first nine months of 2006 was $182,000 less than that taken during the same period in 2005. In spite of the decrease in the provision, the percentage of the allowance for loan losses to gross loans increased from 1.16% at December 31, 2005 to 1.19% at September 30, 2006. The ratio of allowance for loan losses to nonperforming loans was 1.56 at September 30, 2006 compared to 1.62 at December 31, 2005.

Index

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Non-interest Expense

Non-interest expense increased 15.07% for the first nine months of 2006 as compared to 2005.

The addition of operations and the physical assets acquired with the purchase of the National Bank of Davis had a significant impact on the increase in non-interest expense. This purchase added eleven full time employees and two banking locations, increasing both the costs of salaries and benefits and occupancy and equipment expense. Also, the increase in both loan and deposit customers as a result of this acquisition caused an increase in data processing expense. Additionally, costs related to the conversion of the Davis data processing systems into the existing systems of The Grant County Bank continued into the second quarter of 2006, but these conversion costs significantly reduced in the third quarter of 2006 and Management expects that in the coming quarters there will be no further significant additional costs related to this system conversion.

Not all of the increase in non-interest expense can be attributed to the increased operational size of the Company as a result of the purchase of the additional branches. Continued growth in the operations of the Company caused marginal increases in both data processing and other types of non-interest expenses. Also, customary annual pay increases contributed to the rise in salary and benefits expense. Directors’ fees increased as the result of an increase in the per-meeting fees earned by directors.

Legal and professional fees increased both from the impact of increased operational size and usual inflationary trends and also because of an increase in the number of on-site engagements of audit firms during 2006 as compared to 2005. The company experienced a decline in legal and professional fees in the third quarter of 2006 as compared to the third quarter of last year. During the third quarter of 2005, as a result of engagements related to certain regulatory compliance efforts, the Company experienced an abnormally high amount of on-site audit and consulting engagements, hence the decline in legal and professional fees during the third quarter of 2006 as compared to last year. Management does not expect these significant year over year decreases in quarterly legal and professional fees to continue, but anticipates stabilization in these types of costs.

Borrowed Funds

The Company borrows funds from the Federal Home Loan Bank (“FHLB”) to reduce market rate risks, provide liquidity, and to fund capital additions. These borrowings may have fixed or variable interest rates and are amortized over a period of one to twenty years, or may be comprised of single payment borrowings with periodic interest payments and principal amounts due at maturity. In an attempt to manage interest expense and interest rate risk and as the competition for deposits have increased, the Company has, during recent years, used these available debt vehicles to fund loan growth more frequently than was utilized in the past.

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

The parent Company’s operating funds, funds with which to pay shareholder dividends and funds for the exploration of new business ventures, have been supplied primarily through dividends paid by the Company’s subsidiary banks, Capon Valley Bank (CVB) and The Grant County Bank (GCB). The various regulatory authorities impose restrictions on dividends paid by a state bank. A state bank cannot pay dividends without the consent of the relevant banking authorities in excess of the total net profits of the current year and the combined retained profits of the previous two years. As of October 1, 2006, the subsidiary banks could pay dividends to Highlands Bankshares, Inc. of approximately $7,274,000 without permission of the regulatory authorities.

Capital

The Company seeks to maintain a strong capital base to expand facilities, promote public confidence, support current operations and grow at a manageable level. As of September 30, 2006, the Company was above the regulatory minimum levels of capital. The table below summarizes the capital ratios for the Company and its subsidiary banks as of September 30, 2006 and December 31, 2005:

	September 30, 2006		December 31, 2005
	Actual	Regulatory	Actual	Regulatory
	Ratio	Minimum	Ratio	Minimum
Total Risk Based Capital Ratio
Highlands Bankshares	13.67%	8.00%	13.85%	8.00%
Capon Valley Bank	14.39%	8.00%	13.45%	8.00%
The Grant County Bank	12.77%	8.00%	13.67%	8.00%

Tier 1 Leverage Ratio
Highlands Bankshares	9.47%	3.00%	9.45%	3.00%
Capon Valley Bank	9.49%	3.00%	8.87%	3.00%
The Grant County Bank	9.03%	3.00%	8.81%	3.00%

Tier 1 Risk Based Capital Ratio
Highlands Bankshares	12.44%	4.00%	12.60%	4.00%
Capon Valley Bank	13.13%	4.00%	12.20%	4.00%
The Grant County Bank	11.55%	4.00%	12.47%	4.00%

Index

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Effects of Inflation

Inflation primarily affects industries having high levels of property, plant and equipment or inventories. Although the Company is not significantly affected in these areas, inflation does have an impact on the growth of assets. As assets grow rapidly, it becomes necessary to increase equity capital at proportionate levels to maintain the appropriate equity to asset ratios. Traditionally, the Company's earnings and high capital retention levels have enabled the Company to meet these needs. The Company's reported earnings results have been minimally affected by inflation. The different types of income and expense are affected in various ways. Interest rates are affected by inflation, but the timing and magnitude of the changes may not coincide with changes in the consumer price index. Management actively monitors interest rate sensitivity in order to minimize the effects of inflationary trends on interest rates. Other areas of non-interest expenses may be more directly affected by inflation.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in Quantitative and Qualitative Disclosures about Market Risk as reported in the Company’s Annual Report on Form 10-K for the period ended December 31, 2005.

Item 4.  Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2006. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective as of September 30, 2006. The company has established procedures undertaken during the normal course of business in an effort to reasonably ensure that fraudulent activity of either an amount material to these results or in any amount is not occurring.

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

In late February of 2006, a third party alleged that an error had been made regarding the safekeeping of a deposit, specifically two certificates of deposit totaling $2,000,000 that had been assigned as collateral for a performance bond, had been released to the owners. It was alleged that the error was related to a trust account held by the now discontinued subsidiary of Highlands, Highlands Bankshares Trust Company. This third party indicated that if it experienced a loss relating to this bond, that it may pursue legal action as a potential remedy for this loss. Highlands has determined that the funds represented by the certificate of deposit had previously been delivered to the third party complainant. At this time, the potential for legal action or the amount of any potential liability to Highlands Bankshares or its subsidiaries is unknown.

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
Chief Accounting Officer
November 10, 2006