Form 10-Q
period 2007-03-31
HIGHLANDS BANKSHARES INC /WV/
filed 2007-05-07
CIK 756862

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐ Yes☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date. As of April 30, 2007:  1,436,874 shares of Common Stock, $5 Par Value

Index

Page Two
PART I	FINANCIAL INFORMATION
Item 1.	Financial Statements

HIGHLANDS BANKSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands of Dollars, Except Per Share Data)

	Three Months Ended March, 31
	2007	2006
	(unaudited)	(unaudited)
Interest Income
Interest and fees on loans	$6,069	$5,134
Interest on federal funds sold	157	108
Interest on deposits in other banks	30	13
Interest and dividends on securities	310	287
Total Interest Income	6,566	5,542

Interest Expense
Interest on deposits	2,290	1,520
Interest on borrowed money	158	173
Total Interest Expense	2,448	1,693

Net Interest Income	4,118	3,849

Provision for Loan Losses	173	178

Net Interest Income After Provision for Loan Losses	3,945	3,671

Non-interest Income
Service Charges	288	227
Investment in insurance contracts	55	69
Insurance related income	45	43
Other non-interest income	83	94
Total Non-interest Income	471	433

Non-interest Expense
Salaries and employee benefits	1,448	1,408
Equipment and occupancy expense	355	324
Data processing expense	210	177
Directors fees	97	101
Legal and professional fees	134	102
Other non-interest expense	414	423
Total Non-interest Expense	2,658	2,535

Income Before Provision For Income Taxes	1,758	1,569

Provision for Income Taxes	637	565

Net Income	$1,121	$1,004

Per Share Data
Net Income	$.78	$.70
Cash Dividends	$.25	$.23
Weighted Average Common Shares Outstanding	1,436,874	1,436,874
The accompanying notes are an integral part of these statements.

Index

Page Three

HIGHLANDS BANKSHARES, INC.
CONSOLIDATED BALANCE SHEETS
(In Thousands of Dollars)

	March 31, 2007	December 31, 2006
	(unaudited)	(audited)
ASSETS
Cash and due from banks—non-interest bearing	$8,164	$7,111
Deposits in other banks—interest bearing	3,135	1,624
Federal funds sold	19,654	12,210
Securities held to maturity	170	170
Securities available for sale, at market value	22,322	23,729
Restricted investments	1,494	1,570
Loans	298,005	292,816
Allowance for loan losses	(3,587)	(3,482)
Bank premises and equipment, net of depreciation	7,973	8,099
Interest receivable	2,128	2,173
Investment in life insurance contracts	6,121	6,066
Goodwill	1,534	1,534
Other intangible assets	1,454	1,498
Other Assets	2,205	2,198

Total Assets	$370,772	$357,316

LIABILITIES
Non-interest bearing deposits	$50,119	$46,726
Savings and interest bearing demand deposits	73,969	71,590
Time deposits	190,818	182,168
Total Deposits	314,906	300,484

Long term debt	12,550	14,992
Accrued expenses and other liabilities	5,451	4,764

Total Liabilities	332,907	320,240

STOCKHOLDERS’ EQUITY
Common Stock, $5 par value, 3,000,000 shares authorized, 1,436,874 shares issued and outstanding	7,184	7,184
Surplus	1,662	1,662
Retained Earnings	29,578	28,816
Other accumulated comprehensive loss	(559)	(586)
Total Stockholders’ Equity	37,865	37,076

Total Liabilities and Stockholders’ Equity	$370,772	$357,316

The accompanying notes are an integral part of these statements.

Index

Page Four

HIGHLANDS BANKSHARES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In Thousands of Dollars)

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balances at December 31, 2005	$7,184	$1,662	$25,651	$(505)	$33,992
Net Income			1,004		1,004
Net change in unrealized appreciation on investment securities available for sale, net of taxes				(24)	(24)

Total Comprehensive Income					980

Dividends Paid			(330)		(330)

Balances March 31, 2006	$7,184	$1,662	$26,325	$(529)	$34,642

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balances at December 31, 2006	$7,184	$1,662	$28,816	$(586)	$37,076
Net Income			1,121		1,121
Net change in unrealized appreciation on investment securities available for sale, net of taxes				27	27

Total Comprehensive Income					1,148

Dividends Paid			(359)		(359)

Balances March 31, 2007	$7,184	$1,662	$29,578	$(559)	$37,865

The accompanying notes are an integral part of these statements.

Index

Page Five

HIGHLANDS BANKSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands of Dollars)
	Three Months Ended March 31,
	2007	2006
	(unaudited)	(unaudited)
Cash Flows From Operating Activities
Net Income	$1,121	$1,004
Adjustments to reconcile net income to net
cash provided by operating activities
Depreciation	172	166
Income from insurance contracts	(55)	(63)
Net amortization of securities	(52)	(12)
Provision for loan losses	173	178
Amortization of intangibles	44	44
Decrease (increase) in interest receivable	45	38
Decrease (increase) in other assets	(7)	21
Increase in accrued expenses and other liabilities	687	683
Net Cash Provided by Operating Activities	2,128	2,059

Cash Flows From Investing Activities
Increase in federal funds sold	(7,444)	(1,112)
Proceeds from maturities of securities available for sale	2,258	2,376
Purchase of securities available for sale	(772)	(3,638)
Decrease (increase) in restricted investments	76	(47)
Decrease (increase) in interest bearing deposits in other banks	(1,511)	293
Purchase of property and equipment	(46)	(103)
Net Increase in Loans	(5,257)	(1,040)
Net Cash Used in Investing Activities	(12,696)	(3,271)

Cash Flows From Financing Activities
Net increase in deposits	14,422	21
Additional long term debt	0	2,300
Repayment of long term debt	(2,442)	(1,440)
Dividends paid in cash	(359)	(330)
Net Cash Provided by Financing Activities	11,621	551

Net Increase (Decrease) in Cash and Cash Equivalents	1,053	(661)

Cash and Cash Equivalents, Beginning of Period	7,111	8,850

Cash and Cash Equivalents, End of Period	$8,164	$8,189

Supplemental Disclosures
Cash paid for income taxes	$140	$30
Cash paid for interest	$2,366	$1,667
The accompanying notes are an integral part of these statements.

Index

Page Six

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1	ACCOUNTING PRINCIPLES

The consolidated financial statements conform to U. S. generally accepted accounting principles and to general industry practices.  In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting solely of normal recurring adjustments, necessary to present fairly the financial position as of March 31, 2007 and the results of operations for the three month periods ended March 31, 2007 and 2006.

The results of operations for the three month periods ended March 31, 2007 and 2006 are not necessarily indicative of the results to be expected for the full year.

The notes included herein should be read in conjunction with the notes to financial statements included in the Company’s 2006 annual report on Form 10-K.

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

The amortized cost and market value of securities held to maturity as of March 31, 2007 and December 31, 2006 are as follows (in thousands of dollars):

	March 31, 2007		December 31, 2006
	Amortized	Market	Amortized	Market
	Cost	Value	Cost	Value
Held to Maturity Securities
Obligations of states and municipalities	$170	$170	$170	$170
Total Held to Maturity Securities	$170	$170	$170	$170

Available For Sale Securities
U.S. Treasuries and Agencies	$13,301	$13,329	$14,397	$14,403
Mortgage backed securities	6,181	6,207	6,547	6,554
Obligations of states and municipalities	2,772	2,757	2,763	2,744
Marketable equities	28	29	28	28
Total Available For Sale Securities	$22,282	$22,322	$23,735	$23,729

Restricted investments consist of investments in the Federal Home Loan Bank, the Federal Reserve Bank and West Virginia Bankers’ Title Insurance Company.  Investments are carried at face value and the level of investment is dictated by the level of participation with each institution.  Amounts are restricted as to transferability. Investments in the Federal Home Loan Bank act as a collateral against the outstanding borrowings from that institution.

NOTE 3	INVESTMENTS IN INSURANCE CONTRACTS

Investments in insurance contracts consist of single premium insurance contracts which have the dual purposes of providing a rate of return to the Company which approximately equals the Company’s average cost of funds and of providing life insurance and retirement benefits to certain executives.

Index

Page Seven

NOTE 4	LOANS

A summary of loans outstanding as of March 31, 2007 and December 31, 2006 is shown in the table below (in thousands of dollars):

	March 31,	December 31,
	2007	2006
Loan Type
Commercial	$78,315	$70,408
Real Estate construction	15,856	14,828
Real Estate mortgage	160,977	164,243
Consumer installment	42,857	43,337
Total Loans	$298,005	$292,816

In addition to loans to fund construction and traditional mortgage loans, portions of the portfolio identified as commercial are also secured by real estate.  At March 31, 2007, the total balance of loans in the portfolio secured by real estate was $227,353,000.

NOTE 5	ALLOWANCE FOR LOAN LOSSES

A summary of the transactions in the allowance for loan losses for the three month periods ended March 31, 2007 and 2006 is shown below (in thousands of dollars):

	2007	2006
Balance, beginning of period	$3,482	$3,129
Provisions charged to operations	173	178
Loan recoveries	94	72
Loan charge-offs	(162)	(212)
Balance, end of period	$3,587	$3,167

NOTE 6	DEPOSITS

Balances of time deposits over $100,000 and of all other time deposits at March 31, 2007 and December 31, 2006 are shown below (in thousands of dollars):

	March 31,	December 31,
	2007	2006
Time deposits over $100,000	$59,353	$54,867
All other time deposits	131,465	127,301
Total Time Deposits	$190,818	$182,168

Interest expense for time deposits over $100,000 and for all other time deposits for the three month periods ended March 31, 2007 and 2006 is shown below (in thousands of dollars):

	2007	2006
Time deposits over $100,000	$673	$436
All other time deposits	1,617	1,084
Total interest paid on time deposits	$2,290	$1,520

Index

Page Eight

NOTE 7	EMPLOYEE BENEFITS

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

The Grant County Bank is a member of the West Virginia Bankers' Association Retirement Plan.  Benefits under the plan are based on compensation and years of service with 100% vesting after seven years of service.  Prior to 2002, the Plan's assets were in excess of the projected benefit obligations and thus the Bank was not required to make contributions to the Plan in 2003, 2002 or 2001. The bank was required to make contributions in 2004, 2005 and 2006 and made a contribution to the plan during the first quarter of 2007.  The Bank has recognized liabilities of $677,000 at March 31, 2007 as a result of this shortfall.  The following table provides the components of the net periodic benefit cost for the plan for the three month periods ended March 31, 2007 and 2006 (in thousands of dollars):

	2007	2006
Service cost	$34	$30
Interest cost	49	43
Expected return on plan assets	(50)	(44)
Amortization of unrecognized prior service costs	2	2
Recognized net actuarial loss	7	6

Net periodic expense	$42	$37

NOTE 8	DEBT INSTRUMENTS

The Company continues to borrow money from the Federal Home Loan Bank of Pittsburgh (FHLB) to meet specificfunding needs.  The interest rates of the notes payable as of March 31, 2007 range from 3.30% to 6.12%.  The weighted average interest rate was 4.40% at March 31, 2007. The debt is secured by the general assets of the Banks.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following discussion focuses on significant results of the Company’s operations and significant changes in our financial condition or results of operations for the periods indicated in the discussion. This discussion should be read in conjunction with the preceding financial statements and related notes, as well as the Company’s Annual Report on Form 10-K for the period ended December 31, 2006.

Current performance does not guarantee, and may not be indicative of, similar performance in the future.

Index

Page Nine

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

Disclosure of the Company’s significant accounting policies is included in Note Two to the Consolidated Financial Statements of the Company’s Annual Report on Form 10-K for the period ended December 31, 2006. Some of the policies are particularly sensitive, requiring significant judgments, estimates and assumptions by management.

The allowance for loan losses is an estimate of the losses that may be sustained in the loan portfolio. The allowance is based on two basic principles of accounting: (i) SFAS No. 5, Accounting for Contingencies, which requires that losses be accrued when they are probable of occurring and estimable and (ii) SFAS No. 114, Accounting by Creditors for Impairment of a Loan, which requires that losses be accrued based on the differences between the value of collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance. Additional information pertaining to the allowance for loan losses and provision for loan losses is contained on pages 13-15 of this report.

The Company has invested in and owns life insurance policies on certain officers. The policies are designed so that the company recovers the interest expenses associated with carrying the policies and the officer will, at the time of retirement, receive any earnings in excess of the amounts earned by the Company. The Company recognizes as an asset the net amount that could be realized under the insurance contract as of the balance sheet date. This amount represents the cash surrender value of the policies less applicable surrender charges. The portion of the benefits which will be received by the executives at the time of their retirement is considered, when taken collectively, to constitute a retirement plan. Therefore the Company accounts for these policies using guidance found in Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Post Retirement Benefits Other Than Pensions.” SFAS No. 106 requires that an employers' obligation under a deferred compensation agreement be accrued over the expected service life of the employee through their normal retirement date. Assumptions are used in estimating the present value of amounts due officers after their normal retirement date.  These assumptions include the estimated income to be derived from the investments and an estimate of the Company’s cost of funds in these future periods.  In addition, the discount rate used in the present value calculation will change in future years based on market conditions.

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

Page Ten

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

No other recent accounting pronouncements had a material impact on the Company’s consolidated financial statements, and it is believed that none will have a material impact on the Company’s operations in future years.

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

Index

Page Eleven

Overview of First Quarter Results

Income for the quarter increased 11.65% as compared to the first quarter of 2006. Annualized return on average assets was 1.24% compared to 1.21% a year ago and annualized return on average equity for the quarter was 12.00% compared to 11.78% for the first quarter of 2006.

The Company’s balance sheet continued its recent growth trend as balances of assets increased nearly $13.5 million from December 31, 2006 to March 31, 2007, an increase of 3.77%.

Net interest income, on a fully taxable equivalent basis increased 6.99% over the first quarter of 2006 as earning assets continued to increase.  From 2006 to 2007, the Company experienced increases in the average rates earned on earning and an increase in the average rates paid on interest bearing liabilities. Net interest margin, on a fully taxable equivalent basis, fell slightly in the first quarter of 2007 as compared to the same period a year ago.

Non-interest income increased largely as a result of increases in income from deposit account service charges.

Non-interest expense also increased, with the largest increases seen in the operational areas of occupancy and equipment expense and data processing expense.

Net Interest Income

Increases by the Federal Reserve Board (“The Fed”) throughout 2005 and continuing into 2006 for the target rate for federal funds sold has caused both rates earned on assets and rates paid on liabilities to increase.  Although the increases by The Fed slowed in late 2006 and no increases occurred during 2007, the Company’s balance sheet continues to be impacted by the increases enacted during 2005 and early 2006. As older earning assets and interest bearing liabilities mature and are replaced by newer earning assets and interest bearing liabilities, which bear higher rates of interest, the Company has experienced increases in both the average rates earned on assets and the average rates paid on liabilities.

Because of typically shorter maturities, and the recent need to offer deposit rates above market averages, average rates on interest bearing liabilities have increased more than the average rates earned on interest earning assets. However, this was offset by increases in average balances of earning  assets being larger relative to increases in interest bearing liabilities, allowing the Company’s net interest income to continue to increase and net interest margins to remain fairly constant.

Historically, the Company, in an effort to attract deposits with which to fund loan growth, has often paid rates on deposits higher than national averages. During the later portions of 2004 and during 2005, the Company chose to fund loan growth through reductions in deposits and also reductions of comparatively lower earning assets like federal funds sold and securities rather than compete for deposits based upon rate. As The Fed has continued to increase the target rate for federal funds sold, the average rates earned by securities, federal funds sold and deposits in other banks have increased more than the rates on loans. As such, Management has somewhat eased its strategy for funding loans through reductions in these lower earning assets because, in some instances, the rates paid on these assets are greater than the cost of interest on new deposits. In addition, strong loan demand throughout the later parts of 2006 and continuing into 2007 created a need for the offering of higher rates on deposits to attract new deposits with which to fund this loan growth. As such, the Company’s average rates paid on time deposits and average balances of time deposits has increased.

As of March 31, 2007, the Company had balances of liquid funds, mostly in the form of federal funds sold, greater than seen during previous quarters. Because of larger balances of liquid funds, Management anticipates that, in the immediately upcoming quarters, the need for offering above market rates to attract new deposits will lessen, allowing net interest margins to continue at or near recent levels.

Index

Page Twelve

The table below sets forth an analysis of net interest income for the three month periods ended March 31, 2007 and 2006 (Average balances and interest/expense shown in thousands of dollars):

	2007			2006
	Average	Income/		Average	Income/
	Balance	Expense	Rate	Balance	Expense	Rate
Interest Income
Loans[1,2]	$296,342	$6,069	8.19%	$271,345	$5,134	7.57%
Federal funds sold	13,418	157	4.68%	10,805	108	4.00%
Interest bearing deposits	2,383	30	5.04%	1,043	13	4.99%
Taxable investment securities	21,994	283	5.15%	26,177	258	3.94%
Nontaxable investment securities[3]	2,879	44	6.11%	3,113	45	5.78%
Total Earning Assets	337,016	6,583	7.81%	312,483	5,558	7.11%

Cash and cash equivalents	7,661			8,008
Allowance for loan losses	(3,533)			(3,156)
Insurance contracts	6,086			6,419
Non-earning assets	15,384			14,104
Total Assets	$362,614			$337,858

Interest Expense
Interest bearing demand deposits	$26,450	$58	.88%	$26,092	$54	.83%
Savings and money markets	44,627	147	1.32%	54,068	128	.95%
Time deposits	187,028	2,085	4.41%	156,726	1,338	3.41%
Long term debt	13,724	158	4.61%	15,757	173	4.39%
Total Interest Bearing Liabilities	271,829	2,448	3.60%	252,643	1,693	2.68%

Demand deposits	48,200			47,191
Other liabilities	5,126			3,465
Stockholders’ equity	37,459			34,559
Total liabilities and stockholders’ equity	$362,614			$337,858

Net Interest Income		$4,135			$3,865

Net Yield on Earning Assets[3]			4.91%			4.95%

1Balances of loans include loans in non accrual status
2Interest income on loans includes fees
3Yields are on a fully taxable equivalent basis

Loan Portfolio

The Company is an active residential mortgage and construction lender and generally extends commercial loans to small and medium sized businesses within its primary service area.  The Company's commercial lending activity extends across its primary service areas of Grant, Hardy, Hampshire, Mineral, Randolph, Tucker, and northern Pendleton counties in West Virginia, Frederick County, Virginia and Garrett County, Maryland.  Consistent with its focus on providing community-based financial services, the Company does not attempt to diversify its loan portfolio geographically by making significant amounts of loans to borrowers outside of its primary service area.

Index

Page Thirteen

Credit Quality and Allowance for Loan Losses

Non-performing loans decreased 9.94% from December 31, 2006 to March 31, 2007. Non-performing loans represented .51% of gross loans at March 31, 2007 and .58% of gross loans at December 31, 2006.

The following table summarizes the Company’s non-performing loans at March 31, 2007 and December 31, 2006 (in thousands of dollars):

	March 31,	December 31,
	2007	2006
Non-accrual loans	$355	$244
Loans past due 90 days and still accruing interest	1,177	1,457
Total non-performing loans	$1,532	$1,701

Non-performing loans include non-accrual loans, loans 90 days or more past due and restructured loans.  Non accrual loans are loans on which interest accruals have been suspended or discontinued permanently.  Restructured loans are loans on which the original interest rate or repayment terms have been changed due to financial hardship of the borrower.

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

Index

Page Fourteen

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

Management has analyzed the potential risk of loss on the Company's loan portfolio given the loan balances and the value of the underlying collateral and has recognized losses where appropriate. Non-performing loans are closely monitored on an ongoing basis as part of the Company's loan review process.

The following table shows the allocation for loans in the loan portfolio and the corresponding amounts of the allowance allocated by loan type as of March 31, 2007 and December 31, 2006 (in thousands of dollars):

	March 31, 2007		December 31, 2006
		Percent of		Percent of
	Amount	Loans	Amount	Loans
Loan Type
Commercial	$1,546	26%	$1,492	24%
Mortgage and construction	895	60%	996	61%
Consumer	1,053	14%	967	15%
Unallocated	93		27
Totals	$3,587		$3,482

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

The following table summarizes the Company’s net charge-offs by loan type for the three month periods ended March 31, 2007 and 2006 (in thousands of dollars):

	2007	2006
Charge-offs
Commercial	$(12)	$(2)
Mortgage and construction	(5)	(1)
Consumer	(145)	(209)
Total Charge-offs	(162)	(212)

Recoveries
Commercial	30	3
Mortgage	0	0
Consumer	64	69
Total Recoveries	94	72

Total Net Charge-offs	$(68)	$(140)

Index

Page Fifteen

The provision for loan losses taken during the first quarter of 2007 was $5,000 less than that taken during the same quarter in 2006. In spite of the decrease in the provision, the ratio of the allowance for loan losses to gross loans increased from 1.19% at December 31, 2006 to 1.20% at March 31, 2007.   At March 31, 2006, the ratio of the allowance for loan losses to gross loans was 1.17%.  The ratio of allowance for loan losses to nonperforming loans was 2.34 at March 31, 2007 compared to 2.05 at December 31, 2006.

Non-interest Income

Non-interest income increased 8.78% for the first quarter of 2007 as compared to the same period in 2006. This increase was impacted most by an increase in income received from customer deposit account service charges, due to continued growth in deposit balances.

Income from investments in life insurance contracts fell as the result of there being fewer policies present during the first quarter of 2007 as compared to the same period in 2006. (See Note Twenty of the Financial Statements included in the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2006)

Non-interest Expense

Non-interest expense increased 4.85% for the first three months of 2007 as compared to 2006.

As the relative size of the Company’s operations continues to increase, the Company’s cost of equipment and data processing also increased. Legal and professional fees increased $32,000 as compared to 2006 largely as a result of increased on-site engagements of consultants assisting the Company with Sarbanes Oxley Rule 404 compliance.  Costs of employee salaries and related benefits increased slightly as normal annual increases in pay were offset in part by declines in the cost of postretirement benefit plans.

Borrowed Funds

The Company borrows funds from the Federal Home Loan Bank (“FHLB”) to reduce market rate risks, provide liquidity, and to fund capital additions.  These borrowings may have fixed or variable interest rates and are amortized over a period of one to twenty years, or may be comprised of single payment borrowings with periodic interest payments and principal amounts due at maturity. In an attempt to manage interest expense and interest rate risk and as competition for deposits have increased, the Company has, during recent periods, used these available debt vehicles to fund loan growth more frequently than was utilized in the past.

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

Index

Page Sixteen

The parent Company’s operating funds, funds with which to pay shareholder dividends and funds for the exploration of new business ventures have been supplied primarily through dividends paid by the Company’s subsidiary banks Capon Valley Bank (CVB) and The Grant County Bank (GCB).  The various regulatory authorities impose restrictions on dividends paid by a state bank.  A state bank cannot pay dividends without the consent of the relevant banking authorities in excess of the total net profits of the current year and the combined retained profits of the previous two years.  As of April 1, 2007, the subsidiary banks could pay dividends to Highlands Bankshares, Inc. of approximately $6,465,000 without permission of the regulatory authorities.

Capital

The Company seeks to maintain a strong capital base to expand facilities, promote public confidence, support current operations and grow at a manageable level.  As of March 31, 2007, the Company was above the regulatory minimum levels of capital. The table below summarizes the capital ratios for the Company and its subsidiary banks as of March 31, 2007 and December 31, 2006:

	March 31, 2007		December 31, 2006
	Actual	Regulatory	Actual	Regulatory
	Ratio	Minimum	Ratio	Minimum
Total Risk Based Capital Ratio
Highlands Bankshares	14.01%	8.00%	13.45%	8.00%
Capon Valley Bank	14.80%	8.00%	14.56%	8.00%
The Grant County Bank	12.78%	8.00%	12.63%	8.00%

Tier 1 Leverage Ratio
Highlands Bankshares	9.69%	4.00%	9.26%	4.00%
Capon Valley Bank	9.57%	4.00%	9.53%	4.00%
The Grant County Bank	9.17%	4.00%	8.85%	4.00%

Tier 1 Risk Based Capital Ratio
Highlands Bankshares	12.76%	4.00%	12.21%	4.00%
Capon Valley Bank	13.55%	4.00%	13.30%	4.00%
The Grant County Bank	11.53%	4.00%	11.39%	4.00%

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

Page Seventeen

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in Quantitative and Qualitative Disclosures about Market Risk as reported in the Company’s Annual Report on Form 10-K for the period ended December 31, 2006.

Item 4. Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2007. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective as of March 31, 2007. The company has established procedures undertaken during the normal course of business in an effort to reasonably ensure that fraudulent activity of either an amount material to these results or in any amount is not occurring.

Changes in Internal Controls

During the period reported upon, there were no significant changes in internal controls of Highlands Bankshares, Inc. pertaining to its financial reporting and control of its assets or in other factors that materially affected or are reasonably likely to materially affect such control.

Item 4T. Controls and Procedures

Not applicable.

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

There have been no material changes to the Company’s risk factors since these factors were previously disclosed in the Company’s Annual Report on Form 10-K for the period ended December 31, 2006.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Index

Page Eighteen

Item 6.	Exhibits

3(i)	Articles of Incorporation of Highlands Bankshares, Inc. are incorporated by reference to Appendix C to Highlands Bankshares, Inc.’s Form S-4 filed October 20, 1986.

3(ii)	Bylaws of Highlands Bankshares, Inc. are incorporated by reference to Exhibit 3(ii) to Highlands Bankshares, Inc.’s Form 10-Q filed May 15, 2003.

31.1	Certification of Chief Executive Officer Pursuant to section 302 of the Sarbanes-Oxley Act of 2002 Chapter 63, Title 18 U.S.C. Section 1350 (A) and (B).

31.2	Certification of Chief Financial Officer Pursuant to section 302 of the Sarbanes-Oxley Act of 2002 Chapter 63, Title 18 U.S.C. Section 1350 (A) and (B).

32.1	Statement of Chief Executive Officer Pursuant to 18 U.S.C. § 1350.

32.2	Statement of Chief Financial Officer Pursuant to 18 U.S.C. § 1350.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HIGHLANDS BANKSHARES, INC.

/s/ C.E. Porter
C.E. Porter
President & Chief Executive Officer

/s/ R. Alan Miller
R. Alan Miller
Chief Financial Officer
May 7, 2007