Form 10-Q
period 2007-06-30
HIGHLANDS BANKSHARES INC /WV/
filed 2007-08-13
CIK 756862

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date. As of July 31, 2007:  1,436,874 shares of Common Stock, $5 Par Value

Index

Index

Item 1. Financial Statements

Page Two

HIGHLANDS BANKSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands of Dollars, Except Per Share Data)

	Six Months Ended June 30,
	2007	2006
	(unaudited)	(unaudited)
Interest Income
Interest and fees on loans	$12,359	$10,450
Interest on federal funds sold	405	214
Interest on deposits in other banks	70	22
Interest and dividends on securities	650	589
Total Interest Income	13,484	11,275

Interest Expense
Interest on deposits	4,806	3,170
Interest on borrowed money	303	354
Total Interest Expense	5,109	3,524

Net Interest Income	8,375	7,751

Provision for Loan Losses	341	353

Net Interest Income After Provision for Loan Losses	8,034	7,398

Noninterest Income
Service Charges	632	576
Investment in insurance contracts	116	284
Other noninterest income	217	214
Total Noninterest Income	965	1,074

Noninterest Expense
Salaries and employee benefits	2,963	2,802
Equipment and occupancy expense	691	649
Data processing expense	428	372
Directors fees	183	197
Legal and professional fees	277	238
Other noninterest expense	918	885
Total Noninterest Expense	5,460	5,143

Income Before Provision For Income Taxes	3,539	3,329

Provision for Income Taxes	1,295	1,124

Net Income	$2,244	$2,205

Per Share Data
Net Income	$1.56	$1.53
Cash Dividends	$.50	$.46
Weighted Average Common Shares Outstanding	1,436,874	1,436,874
The accompanying notes are an integral part of these statements.

Index

Page Three

HIGHLANDS BANKSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands of Dollars, Except Per Share Data)

	Three Months Ended June 30,
	2007	2006
	(unaudited)	(unaudited)
Interest Income
Interest and fees on loans	$6,290	$5,316
Interest on federal funds sold	249	106
Interest on deposits in other banks	40	10
Interest and dividends on securities	338	303
Total Interest Income	6,917	5,735

Interest Expense
Interest on deposits	2,515	1,650
Interest on borrowed money	145	181
Total Interest Expense	2,660	1,831

Net Interest Income	4,257	3,904

Provision for Loan Losses	168	176

Net Interest Income After Provision for Loan Losses	4,089	3,728

Noninterest Income
Service Charges	345	349
Investment in insurance contracts	61	215
Other noninterest income	89	77
Total Noninterest Income	495	647

Noninterest Expense
Salaries and employee benefits	1,515	1,394
Equipment and occupancy expense	336	325
Data processing expense	219	194
Directors fees	86	97
Legal and professional fees	143	137
Other noninterest expense	504	462
Total Noninterest Expense	2,803	2,615

Income Before Provision For Income Taxes	1,781	1,760

Provision for Income Taxes	658	559

Net Income	$1,123	$1,201

Per Share Data
Net Income	$.78	$.84
Cash Dividends	$.25	$.23
Weighted Average Common Shares Outstanding	1,436,874	1,436,874
The accompanying notes are an integral part of these statements.

Index

Page Four

HIGHLANDS BANKSHARES, INC.
CONSOLIDATED BALANCE SHEETS
(In Thousands of Dollars)

	June 30, 2007	December 31, 2006
	(unaudited)	(audited)
ASSETS
Cash and due from banks—non-interest bearing	9,671	$7,111
Deposits in other banks—interest bearing	2,046	1,624
Federal funds sold	15,727	12,210
Securities held to maturity	170	170
Securities available for sale, at market value	26,546	23,729
Restricted investments	1,503	1,570
Loans	303,123	292,816
Allowance for loan losses	(3,680)	(3,482)
Bank premises and equipment, net of depreciation	8,057	8,099
Interest receivable	2,446	2,173
Investment in life insurance contracts	6,181	6,066
Goodwill	1,534	1,534
Other intangible assets	1,410	1,498
Other Assets	2,352	2,198

Total Assets	$377,086	$357,316

LIABILITIES
Non-interest bearing deposits	$48,633	$46,726
Savings and interest bearing demand deposits	73,980	71,590
Time deposits	198,656	182,168
Total Deposits	321,269	300,484

Long term debt	12,408	14,992
Accrued expenses and other liabilities	4,840	4,764

Total Liabilities	338,517	320,240

STOCKHOLDERS’ EQUITY
Common Stock, $5 par value, 3,000,000 shares authorized, 1,436,874 shares issued and outstanding	7,184	7,184
Surplus	1,662	1,662
Retained Earnings	30,342	28,816
Other accumulated comprehensive loss	(619)	(586)
Total Stockholders’ Equity	38,569	37,076

Total Liabilities and Stockholders’ Equity	$377,086	$357,316

The accompanying notes are an integral part of these statements.

Index

Page Five

HIGHLANDS BANKSHARES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In Thousands of Dollars)

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balances at December 31, 2005	$7,184	$1,662	$25,651	$(505)	$33,992
Net Income			2,205		2,205
Net change in unrealized appreciation on investment securities available for sale, net of taxes				(82)	(82)

Total Comprehensive Income					2,123

Dividends Paid			(660)		(660)

Balances June 30, 2006	$7,184	$1,662	$27,196	$(587)	$35,455

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balances at December 31, 2006	$7,184	$1,662	$28,816	$(586)	$37,076
Net Income			2,244		2,244
Net change in unrealized appreciation on investment securities available for sale, net of taxes				(33)	(33)

Total Comprehensive Income					2,211

Dividends Paid			(718)		(718)

Balances June 30, 2007	$7,184	$1,662	$30,342	$(619)	$38,569

The accompanying notes are an integral part of these statements.

Index

Page Six

HIGHLANDS BANKSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands of Dollars)
	Six Months Ended June 30,
	2007	2006
	(unaudited)	(unaudited)
Cash Flows From Operating Activities
Net Income	$2,244	$2,205
Adjustments to reconcile net income to net
cash provided by operating activities
Depreciation	345	331
Increase in cash value of life insurance contracts	(115)	(116)
Net amortization of securities	(51)	(11)
Provision for loan losses	341	353
Amortization of intangibles	88	88
Decrease (increase) in interest receivable	(273)	(126)
Decrease (increase) in other assets	(154)	(185)
Increase in accrued expenses	76	95
Net Cash Provided by Operating Activities	2,501	2,634

Cash Flows From Investing Activities
Increase (decrease) in federal funds sold	(3,517)	4,929
Proceeds from maturities of securities available for sale	4,733	5,714
Purchase of securities available for sale	(7,532)	(5,406)
Proceeds from maturities of securities held to maturity
Increase in restricted investments	67	(207)
Net change in interest bearing deposits in other banks	(422)	(756)
Settlement on insurance contract		555
Purchase of property and equipment	(303)	(373)
Net Change in Loans	(10,450)	(3,519)
Net Cash Used in Investing Activities	(17,424)	937

Cash Flows From Financing Activities
Net change in deposits	20,785	(3,915
Additional long term debt		2,300
Repayment of long term debt	(2,584)	(1,582)
Dividends paid in cash	(718)	(660)
Net Cash Provided by Financing Activities	17,483	(3,857)

Net Increase (Decrease) in Cash and Cash Equivalents	2,560	(286)

Cash and Cash Equivalents, Beginning of Period	7,111	8,850

Cash and Cash Equivalents, End of Period	$9,671	$8,564

Supplemental Disclosures
Cash paid for income taxes	$1,626	$1,186
Cash paid for interest	$5,029	$3,494
The accompanying notes are an integral part of these statements.

Index

Page Seven

NOTES TO CONSOLIDATEDFINANCIAL STATEMENTS

NOTE 1                      ACCOUNTING PRINCIPLES

The consolidated financial statements conform to U. S. generally accepted accounting principles and to general industry practices.  In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting solely of normal recurring adjustments, necessary to present fairly the financial position as of June 30, 2007 and the results of operations for the three and six-month periods ended June 30, 2007 and 2006.

The results of operations for the three and six-month periods ended June 30, 2007 and 2006 are not necessarily indicative of the results to be expected for the full year.

The notes included herein should be read in conjunction with the notes to financial statements included in the Company’s 2006 annual report on Form 10-K.

Certain reclassifications have been made to prior period balances to conform to the current years’ presentation format.

NOTE 2                      SECURITIES AND RESTRICTED INVESTMENTS

The Company’s securities portfolio serves several purposes. Portions of the portfolio secure certain public and trust deposits while the remaining portions are held as investments or used to assist the Company in liquidity and asset/liability management.

The amortized cost and market value of securities held to maturity as of June 30, 2007 and December 31, 2006 are as follows (in thousands of dollars):

	June 30, 2007		December 31, 2006
	Amortized	Market	Amortized	Market
	Cost	Value	Cost	Value
Held to Maturity Securities
Obligations of states and municipalities	$170	$170	$170	$170
Total Held to Maturity Securities	$170	$170	$170	$170

Available For Sale Securities
U.S. Treasuries and Agencies	$18,108	$18,075	$14,397	$14,403
Mortgage backed securities	5,694	5,704	6,547	6,554
Obligations of states and municipalities	2,771	2,738	2,763	2,744
Marketable equities	28	29	28	28
Total Available For Sale Securities	$26,601	$26,546	$23,735	$23,729

Restricted investments consist of investments in the Federal Home Loan Bank, the Federal Reserve Bank and West Virginia Bankers’ Title Insurance Company.  Investments are carried at face value and the level of participation with each institution dictates the level of investment.  Amounts are restricted as to transferability. Investments in the Federal Home Loan Bank act as a collateral against the outstanding borrowings from that institution.

NOTE 3                      INVESTMENTS IN INSURANCE CONTRACTS

Investments in insurance contracts consist of single premium insurance contracts that have the dual purposes of providing a rate of return to the Company, which approximately equals the Company’s average cost of funds and of providing life insurance and retirement benefits to certain executives.

Index

Page Eight

NOTE 4                      LOANS

A summary of loans outstanding as of June 30, 2007 and December 31, 2006 is shown in the table below (in thousands of dollars):

	June 30,	December 31,
	2007	2006
Loan Type
Commercial	$80,581	$70,408
Real Estate construction	15,582	14,828
Real Estate mortgage	162,305	164,243
Consumer installment	44,655	43,337
Total Loans	$303,123	$292,816

In addition to loans to fund construction and traditional mortgage loans, portions of the portfolio identified as commercial are also secured by real estate.  At June 30, 2007, the total balance of loans in the portfolio secured by real estate was $229,531,000.

NOTE 5                     ALLOWANCE FOR LOAN LOSSES

A summary of the transactions in the allowance for loan losses for the six-month periods ended June 30, 2007 and 2006 is shown below (in thousands of dollars):

	2007	2006
Balance, beginning of period	$3,482	$3,129
Provisions charged to operations	341	353
Loan recoveries	176	129
Loan charge-offs	(319)	(318)
Balance, end of period	$3,680	$3,293

NOTE 6                      DEPOSITS

Balances of time deposits over $100,000 and of all other time deposits at June 30, 2007 and December 31, 2006 are shown below (in thousands of dollars):

	June 30,	December 31,
	2007	2006
Time deposits over $100,000	$64,123	$54,867
All other time deposits	134,533	127,301
Total Time Deposits	$198,656	$182,168

Interest expense for time deposits over $100,000 and for all other time deposits for the three and six month periods ended June 30, 2007 and 2006 is shown below (in thousands of dollars):

Six Months Ended June 30,		Three Months Ended June 30,
2007	2006	2007	2006
$1,425	$886	$752	$450

Index

Page Nine

NOTE 7                      EMPLOYEE BENEFITS

The Company's two subsidiary banks each have separate retirement and profit sharing plans, which cover substantially all full time employees at each bank.

Capon Valley Bank has a defined contribution pension plan with 401(k) features that is funded with discretionary contributions by the Bank.  The bank matches on a limited basis the contributions of the employees.  Investment of employee balances is done through the direction of each employee.  Employer contributions are vested over a six-year period.

The Grant County Bank is a member of the West Virginia Bankers' Association Retirement Plan.  Benefits under the plan are based on compensation and years of service with 100% vesting after seven years of service.  Prior to 2002, the Plan's assets were in excess of the projected benefit obligations and thus the Bank was not required to make contributions to the Plan in 2003, 2002 or 2001. The bank was required to make contributions in 2004, 2005 and 2006 and has made contribution to the plan during the first half of 2007.  The Bank has recognized liabilities of $682,000 at June 30, 2007 as a result of this shortfall.  The following table provides the components of the net periodic benefit cost for the plan for the six-month periods ended June 30, 2007 and 2006 (in thousands of dollars):

	2007	2006
Service cost	$63	$55
Interest cost	100	81
Expected return on plan assets	(106)	(90)
Amortization of unrecognized prior service costs	5	5
Recognized net actuarial loss	30	26

Net periodic expense	$92	$77

NOTE 8                      DEBT INSTRUMENTS

The Company continues to borrow money from the Federal Home Loan Bank of Pittsburgh (FHLB) to meet specificfunding needs.  The interest rates of the notes payable as of June 30, 2007 range from 3.30% to 6.12%.  The weighted average interest rate was 4.39% at June 30, 2007. The debt is secured by the general assets of the Banks.

Index

Page Ten

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

Index

Page Eleven

The allowance for loan losses is an estimate of the losses that may be sustained in the loan portfolio. The allowance is based on two basic principles of accounting: (i) SFAS No. 5, Accounting for Contingencies, which requires that losses be accrued when they are probable of occurring and estimable and (ii) SFAS No. 114, Accounting by Creditors for Impairment of a Loan, which requires that losses be accrued based on the differences between the value of collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance. Additional information pertaining to the allowance for loan losses and provision for loan losses is contained on pages 16-18 of this report.

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

Index

Page Twelve

Overview of Results

Net income for the first six months of 2007 was 1.77% higher than for the same period in 2006. Income during the first six months of 2006 was substantially impacted by a $155,000 non-recurring gain on a life insurance settlement. Additional information relating to this gain can be found in the Company’s 2006 Annual Report on Form 10-K.

Return on Average Assets (ROAA) for the first six months of 2007 was 1.23% compared with ROAA of 1.32% during the first half of 2006. Return on Average Equity (ROAE) for the first half of 2007 was 11.96% compared to ROAE of 12.78% for the same period a year ago.

Interest income continued to increase both as the result of average rate increases and growth of the Company’s balance sheet. Average earning assets for the first six months were 9.66% greater than during the same period in 2006.  The increases in average rates and balances for earning assets were offset somewhat by similar rate and balance increases in interest bearing liabilities, resulting in a net increase of the Company’s net interest income of 8.05%. .

Non-interest income for the first half of 2007 declined, largely due to the impact of the non-recurring gain present during 2006. Irrespective of this gain in 2006, the Company experienced modest increases in non-interest income due mainly to continued increases in deposit account service charges as the Company’s deposit base continues to grow.

Non-interest expense increased 6.16%. As the Company’s operations continue to expand, costs of data processing, equipment and occupancy, and personnel costs have continued to rise accordingly.

Highlands' results of operations are discussed in greater detail following this overview. Unless otherwise specifically noted, the underlying causes for changes in the results for the quarter ended June 30, 2007 as compared to the same quarter in 2006 are substantially the same as the causes discussed for the six months ended June 30, 2007 as compared to the six months ended June 30, 2006.

Net Interest Income

Net interest income, on a fully taxable equivalent basis, increased 7.99% for the first six months of 2007 as compared to the same period in 2006. This increase came primarily as the result of the relative size of increases in earning assets compared to increases in interest bearing liabilities. The increase in the average rates paid on interest bearing liabilities increased more than the average rate earned on earning assets.

The table on the following page illustrates the effects on net interest income, on a fully taxable equivalent basis, and for the first six months of each year, of changes in average volumes of interest bearing liabilities and earning assets from 2006 to 2007 and changes in average rates on interest bearing liabilities and earning assets from 2006 to 2007 (in thousands of dollars):

Index

Page Thirteen

EFFECT OF RATE-VOLUME CHANGES ON NET INTEREST INCOME
(On a fully taxable equivalent basis)
(In thousands of dollars)

Increase (Decrease) Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006

	Due to change in:
	Average Volume	Average Rate	Total Change
Interest Income
Loans	$1,105	$804	$1,909
Federal funds sold	157	34	191
Interest bearing deposits	38	10	48
Taxable investment securities	(99)	162	63
Nontaxable investment securities	(7)	3	(4)
Total Interest Income	1,194	1,013	2,207

Interest Expense
Demand deposits	1	1	2
Savings deposits	(38)	90	52
Time deposits	783	799	1,582
Borrowed money	(63)	12	(51)
Total Interest Expense	683	902	1,585

Net Interest Income	$511	$111	$623

Increases by the Federal Reserve Board (“The Fed”) throughout 2005 and continuing into 2006 for the target rate for federal funds sold has caused both rates earned on assets and rates paid on liabilities to increase.  Although the increases by The Fed slowed in late 2006 and no increases have occurred during 2007, the Company’s balance sheet continues to be impacted by the increases enacted during 2005 and early 2006. As older earning assets and interest bearing liabilities mature and are replaced by newer earning assets and interest bearing liabilities, which bear higher rates of interest, the Company has experienced increases in both the average rates earned on assets and the average rates paid on liabilities

Due mainly to both the shorter maturities on deposits versus those on loans or securities investments, and the relative ratio of time deposits, typically a higher cost interest bearing liability, to other interest bearing liabilities, the average rates paid on interest bearing liabilities increased 88 basis points compared to a 65 basis point increase in average rates earned on assets.

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

As of June 30, 2007, the Company had balances of liquid funds, mostly in the form of federal funds sold, greater than seen during previous quarters. Because of the larger balances of liquid funds, Management anticipates that, in the immediately upcoming quarters, the need for offering above market rates to attract new deposits will continue to lessen as compared to recent years, allowing net interest margins to continue at or near recent levels.

Index

Page Fourteen

The table below sets forth an analysis of net interest income for the six-month periods ended June 30, 2007 and 2006 (Average balances and interest/expense shown in thousands of dollars):

	2007			2006
	Average	Income/		Average	Income/
	Balance	Expense	Rate	Balance	Expense	Rate
Interest Income
Loans[1,2]	$298,548	$12,359	8.28%	$271,863	$10,450	7.69%
Federal funds sold	15,851	405	5.11%	9,725	214	4.40%
Interest bearing deposits	2,428	70	5.77%	1,101	22	4.00%
Taxable investment securities	22,457	594	5.29%	26,213	531	4.05%
Nontaxable investment securities[3]	2,931	88	6.00%	3,157	92	5.83%
Total Earning Assets	342,215	13,516	7.90%	312,059	11,309	7.25%

Cash and cash equivalents	8,033			7,928
Allowance for loan losses	(3,591)			(3,182)
Insurance contracts	6,123			6,398
Non-earning assets	15,042			14,445
Total Assets	$367,822			$337,648

Interest Expense
Interest bearing demand deposits	$26,148	$113	.86%	$25,995	$111	.85%
Savings and money markets	46,964	315	1.34%	52,605	263	1.00%
Time deposits	190,564	4,378	4.59%	156,467	2,796	3.57%
Long term debt	13,091	303	4.63%	15,808	354	4.48%
Total Interest Bearing Liabilities	276,767	5,109	3.69%	250,875	3,524	2.81%

Demand deposits	48,410			47,987
Other liabilities	4,798			3,996
Stockholders’ equity	37,847			34,790
Total liabilities and stockholders’ equity	$367,822			$337,648

Net Interest Income		$8,407			$7,785

Net Yield on Earning Assets[3]			4.91%			4.99%

1Balances of loans include loans in non-accrual status
2Interest income on loans includes fees
3Yields are on a fully taxable equivalent basis

Index

Page Fifteen

The table below sets forth an analysis of net interest income for the three-month periods ended June 30, 2007 and 2006 (Average balances and interest/expense shown in thousands of dollars):

	2007			2006
	Average	Income/		Average	Income/
	Balance	Expense	Rate	Balance	Expense	Rate
Interest Income
Loans[1,2]	$300,550	$6,290	8.37%	$272,374	$5,316	7.81%
Federal funds sold	18,402	249	5.41%	8,658	106	4.90%
Interest bearing deposits	2,504	40	6.39%	1,157	10	3.46%
Taxable investment securities	23,056	310	5.38%	26,243	273	4.16%
Nontaxable investment securities[3]	2,924	45	6.16%	3,206	47	5.86%
Total Earning Assets	347,436	6,934	7.98%	311,638	5,752	7.38%

Cash and cash equivalents	8,429			7,790
Allowance for loan losses	(3,638)			(3,209)
Insurance contracts	6,152			6,378
Nonearning assets	15,103			14,219
Total Assets	$373,482			$336,816

Interest Expense
Interest bearing demand deposits	$25,897	$56	.86%	$25,897	$57	.88%
Savings and money markets	48,179	168	1.39%	51,159	135	1.06%
Time deposits	195,040	2,291	4.70%	156,211	1,458	3.73%
Long term debt	12,478	145	4.65%	15,859	181	4.57%
Total Interest Bearing Liabilities	281,594	2,660	3.75%	249,126	1,831	2.94%

Demand deposits	48,923			48,714
Other liabilities	4,734			3,821
Stockholders’ equity	38,231			35,155
Total liabilities and stockholders’ equity	$373,482			$336,816

Net Interest Income		$4,274			$3,921

Net Yield on Earning Assets[3]			4.92%			5.03%

[1]Balances of loans include loans in nonaccrual status
[2]Interest income on loans includes fees
[3]Yields are on a fully taxable equivalent basis

Index

Page Sixteen

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

Credit Quality and Allowance for Loan Losses

Non-performing loans increased 13.87% from December 31, 2006 to June 30, 2007. Non-performing loans represented .64% of gross loans at June 30, 2007 and .58% of gross loans at December 31, 2006.

The following table summarizes the Company’s non-performing loans at June 30, 2007 and December 31, 2006 (in thousands of dollars):

	June 30,	December 31,
	2007	2006
Non-accrual loans	$437	$244
Loans past due 90 days and still accruing interest	1,500	1,457
Total non-performing loans	$1,937	$1,701

Non-performing loans include non-accrual loans, loans 90 days or more past due and restructured loans.  Non-accrual loans are loans on which interest accruals have been suspended or discontinued permanently.  Restructured loans are loans on which the original interest rate or repayment terms have been changed due to financial hardship of the borrower.

Loans are typically placed on non-accrual status once they have reached certain levels of delinquency, depending on loan type, and it is no longer reasonable to expect collection of principal and interest because collateral is insufficient to cover both the principal and interest due. After loans are placed on non-accrual status, they are returned to accrual status if the obligation is brought current by the borrower, or they are charged-off if payment is not made and Management believes that collection of the amounts due is doubtful. Charged-off loans are charged against the allowance for loan losses. Any subsequent collection or sale of repossessed collateral is added to the allowance as a recovery.

Because of its large impact on the local economy, Management continuously monitors the economic health of the poultry industry.  The Company has direct loans to poultry growers and the industry is a large employer in the Company’s trade area.  The Company’s loan portfolio also reflects a concentration in loans collateralized by heavy equipment, particularly in the trucking and timber and coal extraction industries. In part because of rising fuel costs, and because of continued slow economic growth, the trucking sector experienced a recent downturn, and profitability growth within this sector still appears to be sluggish. While close monitoring of this sector is necessary, management expects no significant losses in the foreseeable future.

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

Index

Page Seventeen

Each of the Company's banking subsidiaries, Capon Valley Bank and The Grant County Bank, determines the adequacy of its allowance for loan losses independently. Although the loan portfolios of the two banks are similar to each other, some differences exist which result in divergent risk patterns and different charge-off rates amongst the functional areas of the banks’ portfolios.  Each bank pays particular attention to individual loan performance, collateral values, borrower financial condition and economic conditions.  The determination of an adequate allowance at each bank is done in a three-step process.  The first step is to identify impaired loans. Impaired loans are problem loans above a certain threshold, which have estimated losses calculated based on collateral values and projected cash flows.  The second step is to identify loans above a certain threshold, which are problem loans due to the borrower’s payment history or deteriorating financial condition.  Losses in this category are determined based on historical loss rates adjusted for current economic conditions.  The final step is to calculate a loss for the remainder of the portfolio using historical loss information for each type of loan classification. The determination of specific allowances and weighting is somewhat subjective and actual losses may be greater or less than the amount of the allowance.  However, Management believes that the allowance represents a fair assessment of the losses that exist in the current loan portfolio.

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

The following table shows the allocation for loans in the loan portfolio and the corresponding amounts of the allowance allocated by loan type as of June 30, 2007 and December 31, 2006 (in thousands of dollars):

	June 30, 2007		December 31, 2006
		Percent of		Percent of
	Amount	Loans	Amount	Loans
Loan Type
Commercial	$1,502	27%	$1,492	24%
Mortgage and construction	1,083	58%	996	61%
Consumer	1,068	15%	967	15%
Unallocated	27		27
Totals	$3,680		$3,482

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

Index

Page Eighteen

The following table summarizes the Company’s net charge-offs by loan type for the six-month periods ended June 30, 2007 and 2006 (in thousands of dollars):

	2007	2006
Charge-offs
Commercial	$(20)	$(3)
Mortgage and construction	(38)	(1)
Consumer	(261)	(314)
Total Charge-offs	(319)	(318)

Recoveries
Commercial	49	3
Mortgage	0	0
Consumer	127	125
Total Recoveries	176	128

Total Net Charge-offs	$(143)	$(190)

The provision for loan losses taken during the first half of 2007 was $12,000 less than that taken during the same period in 2006. In spite of the decrease in the provision, the ratio of the allowance for loan losses to gross loans increased from 1.19% at December 31, 2006 to 1.21% at June 30, 2007.   At June 30, 2006, the ratio of the allowance for loan losses to gross loans was 1.20%.  The ratio of allowance for loan losses to non-performing loans was 1.90 at June 30, 2007 compared to 2.05 at December 31, 2006.

Non-interest Income

Non-interest income decreased 10.15% for the first half of 2007 as compared to the same period in 2006.

During the second quarter of 2006, the Company recorded a one-time, non-recurring gain of $155,000 related to the settlement of a life insurance contract. This gain greatly impacted the amount of non-interest income recorded during 2006, and contributed significantly to the year over year decline in non-interest income. In addition to the impact of the gain recorded in 2006, income from investments in life insurance contracts fell as the result of there being fewer policies present during the first quarter of 2007 as compared to the same period in 2006. (See Note Twenty of the Financial Statements included in the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2006)

Account service charges continue to increase, largely due to increases in non-sufficient funds fees charged to customers.

Non-interest Expense

Non-interest expense increased 6.16% for the first six months of 2007 as compared to 2006.

As the relative size of the Company’s operations continues to increase, the Company’s cost of equipment and also data processing expense also increased. Legal and professional fees increased $39,000 as compared to 2006 largely as a result of increased on-site engagements of consultants assisting the Company with Sarbanes Oxley Rule 404 compliance.

The cost of employee salaries and related benefits increased slightly as normal annual increases in pay were offset in part by declines in the cost of postretirement benefit plans.

Index

Page Nineteen

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

The parent Company’s operating funds, funds with which to pay shareholder dividends and funds for the exploration of new business ventures, have been supplied primarily through dividends paid by the Company’s subsidiary banks Capon Valley Bank (CVB) and The Grant County Bank (GCB).  The various regulatory authorities impose restrictions on dividends paid by a state bank.  A state bank cannot pay dividends without the consent of the relevant banking authorities in excess of the total net profits of the current year and the combined retained profits of the previous two years.  As of July 1, 2007, the subsidiary banks could pay dividends to Highlands Bankshares, Inc. of approximately $7,212,000 without permission of the regulatory authorities.

Capital

The Company seeks to maintain a strong capital base to expand facilities, promote public confidence, support current operations and grow at a manageable level.  As of June 30, 2007, the Company was above the regulatory minimum levels of capital. The table below summarizes the capital ratios for the Company and its subsidiary banks as of June 30, 2007 and December 31, 2006:

	June 30, 2007		December 31, 2006
	Actual	Regulatory	Actual	Regulatory
	Ratio	Minimum	Ratio	Minimum
Total Risk Based Capital Ratio
Highlands Bankshares	14.24%	8.00%	13.45%	8.00%
Capon Valley Bank	14.55%	8.00%	14.56%	8.00%
The Grant County Bank	12.94%	8.00%	12.63%	8.00%

Tier 1 Leverage Ratio
Highlands Bankshares	9.79%	4.00%	9.26%	4.00%
Capon Valley Bank	9.61%	4.00%	9.53%	4.00%
The Grant County Bank	9.02%	4.00%	8.85%	4.00%

Tier 1 Risk Based Capital Ratio
Highlands Bankshares	12.99%	4.00%	12.21%	4.00%
Capon Valley Bank	13.30%	4.00%	13.30%	4.00%
The Grant County Bank	11.69%	4.00%	11.39%	4.00%

Index

Page Twenty

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

Item 4. Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2007. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective as of June 30, 2007. The company has established procedures undertaken during the normal course of business in an effort to reasonably ensure that fraudulent activity of either an amount material to these results or in any amount is not occurring.

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

Index

Page Twenty One

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.     Defaults Upon Senior Securities

None

Item 4.    Submission of Matters to a Vote of Security Holders

On May 8, 2007 the Company held its annual meeting of stockholders. The following items were approved by the shareholders by the required majority or plurality.

1)	Election of the Board of Directors as proposed in the Proxy material, without any additions or exceptions

	Votes For	With-hold Authority
Steven C. Judy	977,823	100
Jack H. Walters	971,800	6,123
Leslie A Barr	969,075	8,848

2)	Ratification of Smith Elliott Kearns & Company, LLC as Independent Registered Public Accountant for 2007.

Item 5.     Other Information

None

Item 6.    Exhibits

3(i)	Articles of Incorporation of Highlands Bankshares, Inc. are incorporated by reference to Appendix C to Highlands Bankshares, Inc.’s Form S-4 filed October 20, 1986.

3(ii)	Bylaws of Highlands Bankshares, Inc. are incorporated by reference to Exhibit 3(ii) to Highlands Bankshares, Inc.’s Form 10-Q filed May 15, 2003.

31.1	Certification of Chief Executive Officer Pursuant to section 302 of the Sarbanes-Oxley Act of 2002 Chapter 63, Title 18 U.S.C. Section 1350 (A) and (B).

31.2	Certification of Chief Financial Officer Pursuant to section 302 of the Sarbanes-Oxley Act of 2002 Chapter 63, Title 18 U.S.C. Section 1350 (A) and (B).

32.1	Statement of Chief Executive Officer Pursuant to 18 U.S.C. § 1350.

32.2	Statement of Chief Financial Officer Pursuant to 18 U.S.C. § 1350.

Index

Page Twenty Two

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HIGHLANDS BANKSHARES, INC.

/s/ C.E. Porter
C.E. Porter
President & Chief Executive Officer

/s/ R. Alan Miller
R. Alan Miller
Chief Financial Officer
August 10, 2007