Form 10-Q
period 2007-09-30
HIGHLANDS BANKSHARES INC /WV/
filed 2007-11-13
CIK 756862

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date. As of October 31, 2007:  1,436,874 shares of Common Stock, $5 Par Value

Index

Item 1. Financial Statements

Page Two

HIGHLANDS BANKSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands of Dollars, Except Per Share Data)

	Nine Months Ended September 30,
	2007	2006
	(unaudited)	(unaudited)
Interest Income
Interest and fees on loans	$18,830	$16,149
Interest on federal funds sold	600	338
Interest on deposits in other banks	100	39
Interest and dividends on securities	1,033	891
Total Interest Income	20,563	17,417

Interest Expense
Interest on deposits	7,458	5,043
Interest on borrowed money	447	529
Total Interest Expense	7,905	5,572

Net Interest Income	12,658	11,845

Provision for Loan Losses	486	508

Net Interest Income After Provision for Loan Losses	12,172	11,337

Noninterest Income
Service Charges	979	892
Investment in insurance contracts	173	321
Other noninterest income	355	323
Total Noninterest Income	1,507	1,536

Noninterest Expense
Salaries and employee benefits	4,467	4,224
Equipment and occupancy expense	1,043	984
Data processing expense	649	580
Directors fees	283	297
Legal and professional fees	430	365
Other noninterest expense	1,445	1,304
Total Noninterest Expense	8,317	7,754

Income Before Provision For Income Taxes	5,362	5,119

Provision for Income Taxes	1,985	1,758

Net Income	$3,377	$3,361

Per Share Data
Net Income	$2.35	$2.34
Cash Dividends	$.75	$.69
Weighted Average Common Shares Outstanding	1,436,874	1,436,874

The accompanying notes are an integral part of these statements.

Index

Page Three

HIGHLANDS BANKSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands of Dollars, Except Per Share Data)

	Three Months Ended September 30,
	2007	2006
	(unaudited)	(unaudited)
Interest Income
Interest and fees on loans	$6,471	$5,699
Interest on federal funds sold	195	124
Interest on deposits in other banks	30	17
Interest and dividends on securities	383	302
Total Interest Income	7,079	6,142

Interest Expense
Interest on deposits	2,652	1,873
Interest on borrowed money	144	175
Total Interest Expense	2,796	2,048

Net Interest Income	4,283	4,094

Provision for Loan Losses	145	155

Net Interest Income After Provision for Loan Losses	4,138	3,939

Noninterest Income
Service Charges	347	316
Investment in insurance contracts	57	37
Other noninterest income	138	129
Total Noninterest Income	542	482

Noninterest Expense
Salaries and employee benefits	1,504	1,442
Equipment and occupancy expense	352	335
Data processing expense	221	208
Directors fees	100	100
Legal and professional fees	153	127
Other noninterest expense	527	419
Total Noninterest Expense	2,857	2,631

Income Before Provision For Income Taxes	1,823	1,790

Provision for Income Taxes	690	634

Net Income	$1,133	$1,156

Per Share Data
Net Income	$.79	$.80
Cash Dividends	$.25	$.23
Weighted Average Common Shares Outstanding	1,436,874	1,436,874

The accompanying notes are an integral part of these statements.

Index

Page Four

HIGHLANDS BANKSHARES, INC.
CONSOLIDATED BALANCE SHEETS
(In Thousands of Dollars)

	September 30, 2007	December 31, 2006
	(unaudited)	(audited)
ASSETS
Cash and due from banks—non-interest bearing	7,825	$7,111
Deposits in other banks—interest bearing	3,383	1,624
Federal funds sold	12,552	12,210
Securities held to maturity	170	170
Securities available for sale, at market value	28,335	23,729
Restricted investments	1,499	1,570
Loans	308,035	292,816
Allowance for loan losses	(3,711)	(3,482)
Bank premises and equipment, net of depreciation	8,007	8,099
Interest receivable	2,534	2,173
Investment in life insurance contracts	6,239	6,066
Goodwill	1,534	1,534
Other intangible assets	1,366	1,498
Other Assets	2,629	2,198

Total Assets	$380,397	$357,316

LIABILITIES
Non-interest bearing deposits	$46,990	$46,726
Savings and interest bearing demand deposits	71,972	71,590
Time deposits	204,610	182,168
Total Deposits	323,572	300,484

Long term debt	12,265	14,992
Accrued expenses and other liabilities	5,090	4,764

Total Liabilities	340,927	320,240

STOCKHOLDERS’ EQUITY
Common Stock, $5 par value, 3,000,000 shares authorized, 1,436,874 shares issued and outstanding	7,184	7,184
Surplus	1,662	1,662
Retained Earnings	31,115	28,816
Other accumulated comprehensive loss	(491)	(586)
Total Stockholders’ Equity	39,470	37,076

Total Liabilities and Stockholders’ Equity	$380,397	$357,316

The accompanying notes are an integral part of these statements.

Index

Page Five

HIGHLANDS BANKSHARES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In Thousands of Dollars)
	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balances at December 31, 2005	$7,184	$1,662	$25,651	$(505)	$33,992
Net Income			3,361		3,361
Net change in unrealized appreciation on investment securities available for sale, net of taxes				33	33

Total Comprehensive Income					3,394

Dividends Paid			(991)		(991)

Balances September 30, 2006	$7,184	$1,662	$28,021	$(472)	$36,395

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balances at December 31, 2006	$7,184	$1,662	$28,816	$(586)	$37,076
Net Income			3,377		3,377
Net change in unrealized appreciation on investment securities available for sale, net of taxes				95	95

Total Comprehensive Income					3,472

Dividends Paid			(1,078)		(1,078)

Balances September 30, 2007	$7,184	$1,662	$31,115	$(491)	$39,470

The accompanying notes are an integral part of these statements.

Index

Page Six

HIGHLANDS BANKSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands of Dollars)
	Nine Months Ended September 30,
	2007	2006
	(unaudited)	(unaudited)
Cash Flows From Operating Activities
Net Income	$3,377	$3,361
Adjustments to reconcile net income to net
cash provided by operating activities
Depreciation	519	496
Increase in cash value of life insurance contracts	(173)	(166)
Net amortization of securities	(163)	(112)
Provision for loan losses	486	508
Amortization of intangibles	132	132
Decrease (increase) in interest receivable	(361)	(226)
Decrease (increase) in other assets	(429)	(582)
Increase in accrued expenses	325	550
Net Cash Provided by Operating Activities	3,713	3,961

Cash Flows From Investing Activities
Increase (decrease) in federal funds sold	(342)	(97)
Proceeds from maturities of securities available for sale	6,479	9,234
Purchase of securities available for sale	(10,827)	(6,410)
Proceeds from maturities of securities held to maturity		201
Increase in restricted investments	71	(198)
Net change in interest bearing deposits in other banks	(1,759)	(1,173)
Settlement on insurance contract		555
Purchase of property and equipment	(428)	(739)
Net Change in Loans	(15,476)	(13,554)
Net Cash Used in Investing Activities	(22,282)	(12,181)

Cash Flows From Financing Activities
Net change in deposits	23,088	8,079
Additional long term debt	0	2,300
Repayment of long term debt	(2,727)	(1,725)
Dividends paid in cash	(1,078)	(991)
Net Cash Provided by Financing Activities	19,283	7,663

Net Increase (Decrease) in Cash and Cash Equivalents	714	(557)

Cash and Cash Equivalents, Beginning of Period	7,111	8,850

Cash and Cash Equivalents, End of Period	$7,825	$8,293

Supplemental Disclosures
Cash paid for income taxes	$2,315	$1,766
Cash paid for interest	$7,745	$5,355

The accompanying notes are an integral part of these statements.

Index

Page Seven

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1                      ACCOUNTING PRINCIPLES

The consolidated financial statements conform to U. S. generally accepted accounting principles and to general industry practices.  In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting solely of normal recurring adjustments, necessary to present fairly the financial position as of September 30, 2007 and the results of operations for the three and nine-month periods ended September 30, 2007 and 2006.

The results of operations for the three and nine-month periods ended September 30, 2007 and 2006 are not necessarily indicative of the results to be expected for the full year.

The notes included herein should be read in conjunction with the notes to financial statements included in the Company’s 2006 annual report on Form 10-K.

Certain reclassifications have been made to prior period balances to conform to the current year’s presentation format.

NOTE 2                      SECURITIES AND RESTRICTED INVESTMENTS

The Company’s securities portfolio serves several purposes. Portions of the portfolio secure certain public and trust deposits while the remaining portions are held as investments or used to assist the Company in liquidity and asset/liability management.

The amortized cost and market value of securities held to maturity as of September 30, 2007 and December 31, 2006 are as follows (in thousands of dollars):

	September 30, 2007		December 31, 2006
	Amortized	Market	Amortized	Market
	Cost	Value	Cost	Value
Held to Maturity Securities
Obligations of states and municipalities	$170	$170	$170	$170
Total Held to Maturity Securities	$170	$170	$170	$170

Available For Sale Securities
U.S. Treasuries and Agencies	$17,823	$17,959	$14,397	$14,403
Mortgage backed securities	7,581	7,605	6,547	6,554
Obligations of states and municipalities	2,755	2,743	2,763	2,744
Marketable equities	28	28	28	28
Total Available For Sale Securities	$28,187	$28,335	$23,735	$23,729

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

Index

Page Eight

NOTE 4                      LOANS

A summary of loans outstanding as of September 30, 2007 and December 31, 2006 is shown in the table below (in thousands of dollars):

	September 30,	December 31,
	2007	2006
Loan Type
Commercial	$81,837	$70,408
Real Estate construction	15,738	14,828
Real Estate mortgage	165,153	164,243
Consumer installment	45,307	43,337
Total Loans	$308,035	$292,816

In addition to loans to fund construction and traditional mortgage loans, portions of the portfolio identified as commercial are also secured by real estate.  At September 30, 2007, the total balance of loans in the portfolio secured by real estate was $234,405,000.

NOTE 5                     ALLOWANCE FOR LOAN LOSSES

A summary of the transactions in the allowance for loan losses for the nine-month periods ended September 30, 2007 and 2006 is shown below (in thousands of dollars):

	2007	2006
Balance, beginning of period	$3,482	$3,129
Provisions charged to operations	486	508
Loan recoveries	283	171
Loan charge-offs	(540)	(428)
Balance, end of period	$3,711	$3,380

NOTE 6                      DEPOSITS

Balances of time deposits over $100,000 and of all other time deposits at September 30, 2007 and December 31, 2006 are shown below (in thousands of dollars):

	September 30,	December 31,
	2007	2006
Time deposits over $100,000	$66,658	$54,867
All other time deposits	137,952	127,301
Total Time Deposits	$204,610	$182,168

Interest expense for time deposits over $100,000 and for all other time deposits for the three and nine- month periods ended September 30, 2007 and 2006 is shown below (in thousands of dollars):

Nine Months Ended September 30,		Three Months Ended September 30,
2007	2006	2007	2006
$2,243	$1,423	$818	$537

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

The Grant County Bank is a member of the West Virginia Bankers' Association Retirement Plan.  Benefits under the plan are based on compensation and years of service with 100% vesting after seven years of service.  Prior to 2002, the Plan's assets were in excess of the projected benefit obligations and thus the Bank was not required to make contributions to the Plan in 2003, 2002 or 2001. The bank was required to make contributions in 2004, 2005 and 2006 and has made contributions to the plan during 2007.  The Bank has recognized liabilities of $692,000 at September 30, 2007 as a result of this shortfall.  The following table provides the components of the net periodic benefit cost for the plan for the nine-month periods ended September 30, 2007 and 2006 (in thousands of dollars):

	2007	2006
Service cost	$100	$94
Interest cost	160	138
Expected return on plan assets	(170)	(152)
Amortization of unrecognized prior service costs	8	8
Recognized net actuarial loss	48	43

Net periodic expense	$146	$131

NOTE 8                      DEBT INSTRUMENTS

The Company continues to borrow money from the Federal Home Loan Bank of Pittsburgh (FHLB) to meet specificfunding needs.  The interest rates of the notes payable as of September 30, 2007 range from 3.30% to 6.12%.  The weighted average interest rate was 4.39% at September 30, 2007. The debt is secured by the general assets of the Banks.

Index

Page Ten

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

Certain statements in this report may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements are statements that include projections, predictions, expectations or beliefs about future events or results or otherwise are not statements of historical fact.  Such statements are often characterized by the use of qualified words (and their derivatives) such as “expect,” “believe,” “estimate,” “plan,” “project,” “anticipate” or other similar words.  Although the Company believes that its expectations with respect to certain forward-looking statements are based upon reasonable assumptions within the bounds of its existing knowledge of its business and operations, there can be no assurance that actual results, performance or achievements of the Company will not differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements.  Actual future results and trends may differ materially from historical results or those anticipated depending on a variety of factors, including, but not limited to, the effects of and changes in:  general economic conditions, the interest rate environment, legislative and regulatory requirements, competitive pressures, new products and delivery systems, inflation, changes in the stock and bond markets, technology, downturns in the trucking and timber industries, effects of mergers and/or downsizing in the poultry industry in the Company’s geographic operating footprint, and consumer spending and savings habits.  Additionally, actual future results and trends may differ from historical or anticipated results to the extent: (1) any significant downturn in certain industries, particularly the trucking and timber industries are experienced; (2) loan demand decreases from prior periods; (3) the Company may make additional loan loss provisions due to negative credit quality trends in the future that may lead to a deterioration of asset quality; (4) the Company may not continue to experience significant recoveries of previously charged-off loans or loans resulting in foreclosure; and (5) the Company is unable to control costs and expenses as anticipated. The Company does not update any forward-looking statements that may be made from time to time by or on behalf of the Company. Additionally, consideration should be given to the cautionary language found elsewhere in this Form 10-Q and in the section on “Risk Factors” Item 1A in the Company’s Annual Report of Form 10-K for the year ended December 31, 2006.

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

Index

Page Twelve

In September of 2006, the Emerging Issues Task Force of the FASB (EITF) issued EITF 06-04. This pronouncement affects the recording of post retirement costs of insurance of bank owned life insurance policies in instances where the Company has promised a continuation of life insurance coverage to persons post retirement. EITF 06-04 requires that a liability equal to the present value of the cost of post retirement insurance be recorded during the insured employees’ term of service. The terms of this pronouncement require the initial recording of this liability with a corresponding adjustment to retained earnings to reflect the implementation of the pronouncement.  This EITF becomes effective for fiscal years ending after December 15, 2007, and as such Highlands Bankshares’ financial statements for the periods shown in this Quarterly Report on Form 10-Q do not reflect the recording of this liability. On January 1, 2008, Highlands Bankshares will record the appropriate liability and corresponding effect on retained earnings, and for periods after January 1, 2008 will record an appropriate liability and corresponding effects on current income for the applicable periods. At present, the exact effect of this pronouncement on Highlands retained earnings or current income for future periods has not been calculated.

No other recent accounting pronouncements had a material impact on the Company’s consolidated financial statements, and it is believed that none will have a material impact on the Company’s operations in future years.

Overview of Results

Net income for the first nine months of 2007 was .48% higher than the same period in 2006. A 6.86% increase in net interest income was offset by a slight decline in non-interest income and a 7.26% increase in non-interest expense.

Net interest income grew largely as the result of continued growth in average balances of earning assets compared to growth in interest bearing liabilities, although the effects of this relative growth were offset to some degree by increases in average rates on interest bearing liabilities being greater than the increases experienced in the average rates earned on earning assets.

During 2006, the Company recorded a one-time gain of $155,000 related to an insurance settlement (See Note Twenty of the Financial Statements included in the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2006) This gain recorded in 2006 was the largest factor in contributing to the Company’s $29,000 decrease in other interest income for the first nine months of 2007 as compared to 2006. Service charge income continued to increase largely as a result of the growth of Company’s deposit base.

The increase in non-interest expense was largely the result of increases in the cost of employee salaries and benefits, increases in legal and professional fees, and the impact of continued operational growth on both occupancy and equipment expense and data processing expense.

Highlands' results of operations are discussed in greater detail following this overview. Unless otherwise specifically noted, the underlying causes for changes in the results for the quarter ended September 30, 2007 as compared to the same quarter in 2006 are substantially the same as the causes discussed for the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006.

Net Interest Income

Net interest income, on a fully taxable equivalent basis, increased 6.83% for the first nine months of 2007 as compared to the same period in 2006. This increase came primarily as the result of the relative size of increases in earning assets compared to increases in interest bearing liabilities, which was offset in part by the increase in the average rates paid on interest bearing liabilities compared to the increase average rate earned on earning assets.

The table on the following page illustrates the effects on net interest income, on a fully taxable equivalent basis, and for the first nine months of each year, of changes in average volumes of interest bearing liabilities and earning assets from 2006 to 2007 and changes in average rates on interest bearing liabilities and earning assets from 2006 to 2007 (in thousands of dollars):

Index

Page Thirteen

EFFECT OF RATE-VOLUME CHANGES ON NET INTEREST INCOME
(On a fully taxable equivalent basis)
(In thousands of dollars)

Increase (Decrease) Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006

	Due to change in:
	Average Volume	Average Rate	Total Change
Interest Income
Loans	$1,570	$1,111	$2,681
Federal funds sold	210	52	262
Interest bearing deposits	41	20	61
Taxable investment securities	(56)	197	141
Nontaxable investment securities	(6)	6	0
Total Interest Income	1,759	1,386	3,145

Interest Expense
Demand deposits	(1)	2	1
Savings deposits	(28)	133	105
Time deposits	978	1,331	2,309
Borrowed money	(98)	16	(82)
Total Interest Expense	851	1,482	2,333

Net Interest Income	$908	$(96)	$812

Increases by the Federal Reserve Board (“The Fed”) throughout 2005 and continuing into 2006 for the target rate for federal funds sold has caused both rates earned on assets and rates paid on liabilities to increase.  Although the increases by The Fed slowed in late 2006 and the Fed has cut rates during 2007, the Company’s balance sheet continues to be impacted by the increases enacted during 2005 and early 2006. As older earning assets and interest bearing liabilities mature and are replaced by newer earning assets and interest bearing liabilities, which bear higher rates of interest, the Company has experienced increases in both the average rates earned on assets and the average rates paid on liabilities

Due mainly to both the shorter maturities on deposits versus those on loans or securities investments, and the relative ratio of time deposits, typically a higher cost interest bearing liability, to other interest bearing liabilities, the average rates paid on interest bearing liabilities increased 81 basis points compared to a 52 basis point increase in average rates earned on assets.

Historically, the Company, in an effort to attract deposits with which to fund loan growth, has often paid rates on deposits higher than national averages. During the later portions of 2004 and during 2005, the Company chose to fund loan growth through reductions in deposit balances and also reductions of comparatively lower earning assets like federal funds sold and securities rather than compete for deposits based upon rate. As The Fed has continued to increase the target rate for federal funds sold, the average rates earned by securities, federal funds sold and deposits in other banks have increased more than the rates on loans. As such, Management has somewhat eased its strategy for funding loans through reductions in these lower earning assets because, in some instances, the rates paid on these assets are greater than the cost of interest on new deposits. In addition, strong loan demand throughout the later parts of 2006 and continuing into 2007 created a need for the offering of higher rates on deposits to attract new deposits with which to fund this loan growth. As such, the Company’s average rates paid on time deposits and average balances of time deposits have increased.

Index

Page Fourteen

As of September 30, 2007, the Company had balances of liquid funds, mostly in the form of federal funds sold, greater than seen during previous recent years. Because of the larger balances of liquid funds, Management anticipates that, in the immediately upcoming quarters, the need for offering above market rates to attract new deposits will continue to lessen as compared to recent years, allowing net interest margins to continue at or near recent levels.

Although rate increases by the Fed in 2005 and 2006 have ceased, and during the third quarter of 2007 the Fed implemented decreases in the target rate for Federal Fund Sold, the Company anticipates that during the immediately upcoming quarters, its ability to manage its balance sheet of earning assets and interest bearing liabilities will have a greater impact on the Company’s net interest margin during these quarters than the effects of the rate decreases. Although the Company anticipates that the recently enacted rate decreases by the Fed will cause both the average rates paid on earning assets and interest bearing liabilities to decline, the current balances of liquid funds, in the form of federal funds sold and interest bearing deposits, will allow the Company enough funding flexibility such that no significant decreases in net interest margin are anticipated in the immediately upcoming quarters should loan demand remain strong.

The table below sets forth an analysis of net interest income for the nine-month periods ended September 30, 2007 and 2006 (Average balances and interest/expense shown in thousands of dollars):

	2007			2006
	Average	Income/		Average	Income/
	Balance	Expense	Rate	Balance	Expense	Rate
Interest Income
Loans[1,2]	$300,905	$18,830	8.34%	$274,230	$16,149	7.85%
Federal funds sold	15,715	600	5.09%	9,695	338	4.65%
Interest bearing deposits	2,490	100	5.35%	1,216	39	4.28%
Taxable investment securities	23,581	948	5.36%	25,339	807	4.25%
Nontaxable investment securities[3]	2,927	134	6.10%	3,076	134	5.81%
Total Earning Assets	345,618	20,612	7.95%	313,556	17,467	7.43%

Cash and cash equivalents	8,006			7,957
Allowance for loan losses	(3,626)			(3,232)
Insurance contracts	6,151			6,256
Non-earning assets	15,535			14,615
Total Assets	$371,684			$339,152

Interest Expense
Interest bearing demand deposits	$25,528	$168	.88%	$25,677	$167	.87%
Savings and money markets	47,744	507	1.42%	51,288	402	1.05%
Time deposits	194,156	6,783	4.66%	159,320	4,474	3.74%
Long term debt	12,841	447	4.64%	15,779	529	4.47%
Total Interest Bearing Liabilities	280,269	7,905	3.76%	252,064	5,572	2.95%

Demand deposits	48,249			47,968
Other liabilities	4,923			3,893
Stockholders’ equity	38,243			35,227
Total liabilities and stockholders’ equity	$371,684			$339,152

Net Interest Income		$12,707			$11,895

Net Yield on Earning Assets[3]			4.90%			5.06%

1Balances of loans include loans in non-accrual status
2Interest income on loans includes fees
3Yields are on a fully taxable equivalent basis

Index

Page Fifteen

The table below sets forth an analysis of net interest income for the three-month periods ended September 30, 2007 and 2006 (Average balances and interest/expense shown in thousands of dollars):

	2007			2006
	Average	Income/		Average	Income/
	Balance	Expense	Rate	Balance	Expense	Rate
Interest Income
Loans[1,2]	$305,542	$6,471	8.47%	$278,888	$5,698	8.17%
Federal funds sold	15,449	195	5.05%	9,636	124	5.15%
Interest bearing deposits	2,660	30	4.51%	1,497	16	4.28%
Taxable investment securities	25,792	354	5.49%	23,620	276	4.67%
Nontaxable investment securities[3]	2,860	46	6.43%	2,858	42	5.88%
Total Earning Assets	352,303	7,096	8.06%	316,499	6,156	7.78%

Cash and cash equivalents	7,950			8,015
Allowance for loan losses	(3,693)			(3,330)
Insurance contracts	6,205			5,976
Nonearning assets	16,518			15,010
Total Assets	$379,283			$342,170

Interest Expense
Interest bearing demand deposits	$24,358	$55	.90%	$25,218	$55	.87%
Savings and money markets	49,278	191	1.55%	48,696	139	1.14%
Time deposits	201,223	2,406	4.78%	164,822	1,679	4.04%
Long term debt	12,416	144	4.61%	15,781	174	4.41%
Total Interest Bearing Liabilities	287,275	2,796	3.89%	254,517	2,047	3.22%

Demand deposits	47,435			47,930
Other liabilities	5,550			3,477
Stockholders’ equity	39,023			36,246
Total liabilities and stockholders’ equity	$379,283			$342,170

Net Interest Income		$4,300			$4,109

Net Yield on Earning Assets[3]			4.88%			5.19%

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

Credit Quality and Allowance for Loan Losses

Non-performing loans increased 41.45% from December 31, 2006 to September 30, 2007. Non-performing loans represented .78% of gross loans at September 30, 2007 and .58% of gross loans at December 31, 2006. The increase in non-performing loans was the result of the decline in quality of a few larger loans. As potential impairments on these loans have been considered by Management in the Company’s allowance for loan loss, no further loss not already allowed for is anticipated. In addition, because this increase is the result of a few larger loans, management believes that the increase in non-performing loans is not indicative of a growing trend of deterioration of quality in its loan portfolio.

The following table summarizes the Company’s non-performing loans at September 30, 2007 and December 31, 2006 (in thousands of dollars):

	September 30,	December 31,
	2007	2006
Non-accrual loans	$1,371	$244
Loans past due 90 days and still accruing interest	1,035	1,457
Total non-performing loans	$2,406	$1,701

Non-performing loans include non-accrual loans, loans 90 days or more past due and restructured loans. Non-accrual loans are loans on which interest accruals have been suspended or discontinued permanently.  Restructured loans are loans on which the original interest rate or repayment terms have been changed due to financial hardship of the borrower.

Loans are typically placed on non-accrual status once they have reached certain levels of delinquency, depending on loan type, and it is no longer reasonable to expect collection of principal and interest because collateral is insufficient to cover both the principal and interest due. After loans are placed on non-accrual status, they are returned to accrual status if the obligation is brought current by the borrower, or they are charged off if payment is not made and Management believes that collection of the amounts due is doubtful. Charged-off loans are charged against the allowance for loan losses. Any subsequent collection or sale of repossessed collateral is typically added to the allowance as a recovery.

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

The following table shows the allocation for loans in the loan portfolio and the corresponding amounts of the allowance allocated by loan type as of September 30, 2007 and December 31, 2006 (in thousands of dollars):

	September 30, 2007		December 31, 2006
		Percent of		Percent of
	Amount	Loans	Amount	Loans
Loan Type
Commercial	$1,467	26%	$1,492	24%
Mortgage and construction	1,010	59%	996	61%
Consumer	1,135	15%	967	15%
Unallocated	99		27
Totals	$3,711		$3,482

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

Index

Page Eighteen

The following table summarizes the Company’s net charge-offs by loan type for the nine-month periods ended September 30, 2007 and 2006 (in thousands of dollars):

	2007	2006
Charge-offs
Commercial	$(141)	$(27)
Mortgage and construction	(38)	(1)
Consumer	(361)	(402)
Total Charge-offs	(540)	(430)

Recoveries
Commercial	50	4
Mortgage	4	0
Consumer	229	169
Total Recoveries	283	173

Total Net Charge-offs	$(257)	$(257)

The provision for loan losses taken during the first nine months of 2007 was $22,000 less than that taken during the same period in 2006. In spite of the decrease in the provision, the ratio of the allowance for loan losses to gross loans increased from 1.19% at December 31, 2006 to 1.20% at September 30, 2007.   At September 30, 2006, the ratio of the allowance for loan losses to gross loans was 1.19%.  The ratio of allowance for loan losses to non-performing loans was 1.54 at September 30, 2007 compared to 2.05 at December 31, 2006.

Non-interest Expense

Non-interest expense increased 7.26% for the first nine months of 2007 as compared to the same period in 2006.

As the relative size of the Company’s operations continued to increase, the Company’s cost of equipment and also data processing expense also increased. Legal and professional fees increased $65,000 as compared to 2006 largely as a result of increased on-site engagements of consultants assisting the Company with Sarbanes Oxley Rule 404 compliance.

The cost of employee salaries and related benefits increased 5.75% as normal annual increases in pay and increases in the number of full time equivalent employees employed by the Company and its subsidiaries were coupled with a slight increase in the cost of postretirement benefit plans.  The table below summarizes the effects of increases in average pay per employee, increases in the number of full time equivalent employees and changes in the cost of post retirement benefits for employees on changes in the cost of salaries and employee benefits from 2006 to 2007 (in thousands of dollars):

Amount
Increase in cost due to increases in average rate of employee salaries and benefits	$82
Increase in cost of employee salaries and benefits due to increases in full time equivalent employees	129
Increase in costs related to post retirement benefits	32
Total Increase in cost of employee salaries and benefits	$243

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

The parent Company’s operating funds, funds with which to pay shareholder dividends and funds for the exploration of new business ventures, have been supplied primarily through dividends paid by the Company’s subsidiary banks Capon Valley Bank (CVB) and The Grant County Bank (GCB).  The various regulatory authorities impose restrictions on dividends paid by a state bank.  A state bank cannot pay dividends without the consent of the relevant banking authorities in excess of the total net profits of the current year and the combined retained profits of the previous two years.  As of October 1, 2007, the subsidiary banks could pay dividends to Highlands Bankshares, Inc. of approximately $8,032,000 without permission of the regulatory authorities.

Index

Page Twenty

Capital

The Company seeks to maintain a strong capital base to expand facilities, promote public confidence, support current operations and grow at a manageable level.  As of September 30, 2007, the Company was above the regulatory minimum levels of capital. The table below summarizes the capital ratios for the Company and its subsidiary banks as of September 30, 2007 and December 31, 2006:

	September 30, 2007		December 31, 2006
	Actual	Regulatory	Actual	Regulatory
	Ratio	Minimum	Ratio	Minimum
Total Risk Based Capital Ratio
Highlands Bankshares	14.32%	8.00%	13.45%	8.00%
Capon Valley Bank	14.51%	8.00%	14.56%	8.00%
The Grant County Bank	13.15%	8.00%	12.63%	8.00%

Tier 1 Leverage Ratio
Highlands Bankshares	9.85%	4.00%	9.26%	4.00%
Capon Valley Bank	9.87%	4.00%	9.53%	4.00%
The Grant County Bank	9.06%	4.00%	8.85%	4.00%

Tier 1 Risk Based Capital Ratio
Highlands Bankshares	13.09%	4.00%	12.21%	4.00%
Capon Valley Bank	13.26%	4.00%	13.30%	4.00%
The Grant County Bank	11.92%	4.00%	11.39%	4.00%

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

Item 4. Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2007. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective as of September 30, 2007. The company has established procedures undertaken during the normal course of business in an effort to reasonably ensure that fraudulent activity of either an amount material to these results or in any amount is not occurring.

Changes in Internal Controls

During the period reported upon, there were no significant changes in internal controls of Highlands Bankshares, Inc. pertaining to its financial reporting and control of its assets or in other factors that materially affected or are reasonably likely to materially affect such control.

Index

Page Twenty One

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

None

Item 3.           Defaults Upon Senior Securities

None

Item 4.           Submission of Matters to a Vote of Security Holders

None

Item 5.           OtherInformation

None

Item 6.           Exhibits

3(i)	Restated Articles of Incorporation of Highlands Bankshares, Inc, as amended

3(ii)	Bylaws of Highlands Bankshares, Inc. are incorporated by reference to Exhibit 3(ii) to Highlands Bankshares, Inc.’s Report on Form 10-Q for the quarter ended March 31, 2003.

31.1	Certification of Chief Executive Officer Pursuant to section 302 of the Sarbanes-Oxley Act of 2002 Chapter 63, Title 18 U.S.C. Section 1350 (A) and (B).

31.2	Certification of Chief Financial Officer Pursuant to section 302 of the Sarbanes-Oxley Act of 2002 Chapter 63, Title 18 U.S.C. Section 1350 (A) and (B).

32.1	Statement of Chief Executive Officer Pursuant to 18 U.S.C. § 1350.

32.2	Statement of Chief Financial Officer Pursuant to 18 U.S.C. § 1350.

Index

Page Twenty Two

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HIGHLANDS BANKSHARES, INC.

/s/ C.E. Porter
C.E. Porter
President & Chief Executive Officer

/s/ R. Alan Miller
R. Alan Miller
Chief Financial Officer
November 13, 2007