Form 10-K
period 2007-12-31
HIGHLANDS BANKSHARES INC /WV/
filed 2008-03-28
CIK 756862

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007

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

Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. ☐ Large Accelerated Filer  ☐    Accelerated Filer ☒ Non-accelerated filer ☐     Smaller Reporting Company

Indicate by check mark whether the registrant is a shell company (as defined in rule 126-2 of the Act)   Yes ☐        No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:

The aggregate market value of the 1,316,864 shares of common stock of the registrant, issued and outstanding, held by non- affiliates on June 30, 2007, was approximately $44,444,160 based on the closing sales price of $33.75 on June 30, 2007.  For the purposes of this calculation, the term “affiliate” refers to all directors and executive officers of the registrant.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the last practicable date: As of March 15, 2008: 1,436,874 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2008 Annual Shareholders’ Meeting, to be held May 13, 2008, are incorporated by reference into Part III, Items 10,11,12,13 and 14.

Index

Page One

PART I

Item1.	Business

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

Employees

As of December 31, 2007, The Grant County Bank had 72 full time equivalent employees, Capon Valley Bank had 56 full time equivalent employees and Highlands had 3 full time equivalent employees. No person is employed by HBI Life on a full time basis.

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

Index

Page Three

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

The Company’s and its subsidiaries’ regulatory capital ratios are presented in the following table:

	Actual Ratio	Actual Ratio	Regulatory
	December 31, 2007	December 31, 2006	Minimum
Total Risk Based Capital
Highlands Bankshares	14.53%	13.45%
The Grant County Bank	13.23%	12.63%	8.00%
Capon Valley Bank	14.78%	14.56%	8.00%

Tier 1 Leverage Ratio
Highlands Bankshares	9.95%	9.26%
The Grant County Bank	9.09%	8.85%	4.00%
Capon Valley Bank	10.00%	9.53%	4.00%

Tier 1 Risk Based Capital Ratio
Highlands Bankshares	13.28%	12.21%
The Grant County Bank	12.09%	11.39%	4.00%
Capon Valley Bank	13.53%	13.30%	4.00%

Index

Page Four

Dividends and other Payments

The Company is a legal entity separate and distinct from its subsidiaries.  Dividends and management fees from Grant County Bank and Capon Valley Bank are essentially the sole source of cash for the Company, although HBI Life will periodically pay dividends to the Company. The right of the Company, and shareholders of the Company, to participate in any distribution of the assets or earnings of Grant County Bank and Capon Valley Bank through the payment of such dividends or otherwise is necessarily subject to the prior claims of creditors of Grant County Bank and Capon Valley Bank, except to the extent that claims of the Company in its capacity as a creditor may be recognized.  Moreover, there are various legal limitations applicable to the payment of dividends to the Company as well as the payment of dividends by the Company to its shareholders.  Under federal law, Grant County Bank and Capon Valley Bank may not, subject to certain limited exceptions, make loans or extensions of credit to, or invest in the securities of, or take securities of the Company as collateral for loans to any borrower.  Grant County Bank and Capon Valley Bank are also subject to collateral security requirements for any loans or extensions of credit permitted by such exceptions.

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

Index

Page Five

Executive Officers

Name	Age	Position with the Company	Principal Occupation (Past Five Years)
Clarence E. Porter	59	President & Chief Executive Officer; Treasurer	CEO of Highlands since 2004; President of The Grant County Bank since 1991
R. Alan Miller	38	Finance Officer	Finance Officer of Highlands since 2002; Senior Manager of Finance, Cable & Wireless USA prior to 2002
Alan L. Brill	53	Secretary; President of Capon Valley Bank	President of Capon Valley Bank since 2001

Item	1A. Risk Factors

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

Index

Page Six

The Company May Not Be Able to Retain Key Members of Management.

The departure of one or more of the Company’s officers or other key personnel could adversely affect the Company’s operations and financial position. The Company’s management makes most decisions that involve the Company’s operations.

An Economic Slowdown in the Company’s Market Area Could Hurt Our Business.

An economic slowdown in our market area could hurt our business.  An economic slowdown could have the following consequences:

•	Loan delinquencies may increase;
•	Problem assets and foreclosures may increase;
•	Demand for the products and services of the Company may decline;
•	Collateral (including real estate) for loans made by the company may decline in value, in turn reducing customers’ borrowing power and making existing loans less secure; and,
•	Certain industries which are integral to the economy within the Company’s primary market area, may experience a downturn

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

Index

Page Seven

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

Management is not aware of any material pending or threatened litigation in which Highlands or its subsidiaries may be involved as a defendant.  In the normal course of business, the Banks periodically must initiate suits against borrowers as a final course of action in collecting past due indebtedness.

Item 4.	Submission of Matters to a Vote of Security Holders

Highlands Bankshares, Inc. did not submit any matters to a vote of security holders during the fourth quarter of 2007.

Index

Page Eight

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company had approximately 1,100 shareholders as of December 31, 2007. This amount includes all shareholders, whether titled individually or held by a brokerage firm or custodian in street name. The Company's stock is not traded on any national or regional stock exchange although brokers may occasionally initiate or be a participant in a trade.  The Company’s stock is listed on the Over The Counter Bulletin Board. The Company may not know terms of an exchange between individual parties.

The following table outlines the dividends paid and market prices of the Company's stock based on prices disclosed to management.  Prices have been provided using a nationally recognized online stock quote system.  Such prices may not include retail mark-ups, mark-downs or commissions. Dividends are subject to the restrictions described in Note 10 to the Financial Statements.

		Estimated Market Price Range
2007	Dividends Per Share	High	Low
First Quarter	$.25	$34.50	$32.50
Second Quarter	$.25	$34.75	$33.55
Third Quarter	$.25	$34.85	$33.35
Fourth Quarter	$.25	$34.85	$29.40

2006
First Quarter	$.23	$32.25	$31.00
Second Quarter	$.23	$32.50	$31.15
Third Quarter	$.23	$32.50	$31.03
Fourth Quarter	$.25	$32.75	$31.50

Set forth below is a line graph comparing the cumulative total return of Highlands Bankshares’ common stock from December 31, 2002, assuming reinvestment of dividends, with that of the Standard & Poor's 500 Index ("S&P 500") and the NASDAQ Bank Index.

Index

Page Nine

Item 6.	Selected Financial Data

	Years Ending December 31,
	(In thousands of dollars, except for per share amounts)
	2007	2006	2005	2004	2003
Total Interest Income	$27,664	$23,894	$19,813	$17,729	$18,283
Total Interest Expense	10,703	7,909	5,761	4,711	6,338
Net Interest Income	16,961	15,985	14,052	13,018	11,945

Provision for Loan Losses	837	682	875	920	1,820

Net Interest Income After Provision for Loan Losses	16,124	15,303	13,177	12,098	10,125

Other Income	2,080	1,997	1,669	1,597	1,367
Other Expenses	10,952	10,394	9,128	8,938	8,247

Income Before Income Taxes	7,252	6,906	5,718	4,757	3,245

Income Tax Expense	2,599	2,391	1,916	1,551	1,012

Net Income	$4,653	$4,515	$3,802	$3,206	$2,233

Total Assets at Year End	$380,936	$357,316	$337,573	$299,992	$301,168
Long Term Debt at Year End	$11,819	$14,992	$15,063	$8,377	$5,295

Net Income Per Share of Common Stock	$3.24	$3.14	$2.65	$2.23	$1.55
Dividends Per Share of Common Stock	$1.00	$.94	$.82	$.63	$.56

Return on Average Assets	1.24%	1.29%	1.21%	1.07%	.73%
Return on Average Equity	12.03%	12.67%	11.53%	10.36%	7.60%
Dividend Payout Ratio	30.88%	29.91%	30.99%	28.23%	36.03%
Year End Equity to Assets Ratio	10.66%	10.38%	10.07%	10.55%	9.81%

Index

Page Ten

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

Certain statements in this report may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements are statements that include projections, predictions, expectations or beliefs about future events or results or otherwise are not statements of historical fact.  Such statements are often characterized by the use of qualified words (and their derivatives) such as “expect,” “believe,” “estimate,” “plan,” “project,” “anticipate” or other similar words.  Although the Company believes that its expectations with respect to certain forward-looking statements are based upon reasonable assumptions within the bounds of its existing knowledge of its business and operations, there can be no assurance that actual results, performance or achievements of the Company will not differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements.  Actual future results and trends may differ materially from historical results or those anticipated depending on a variety of factors, including, but not limited to, those factors set forth in “Risk Factors” and the effects of and changes in:  general economic conditions, the interest rate environment, legislative and regulatory requirements, competitive pressures, new products and delivery systems, inflation, changes in the stock and bond markets, technology, downturns in the trucking and timber industries, effects of mergers and/or downsizing in the poultry industry in Hardy County, and consumer spending and savings habits.  Additionally, actual future results and trends may differ from historical or anticipated results to the extent: (1) any significant downturn in certain industries, particularly the trucking and timber and coal extraction industries are experienced; (2) loan demand decreases from prior periods; (3) the Company may make additional loan loss provisions due to negative credit quality trends in the future that may lead to a deterioration of asset quality; (4) the Company may not continue to experience significant recoveries of previously charged-off loans or loans resulting in foreclosure; (5) increased liquidity needs may cause an increase in funding costs; and, (6) the Company is unable to control costs and expenses as anticipated. The Company does not update any forward-looking statements that may be made from time to time by or on behalf of the Company.

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

Page Eleven

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

Intangible Assets

Generally accepted accounting principles were applied to allocate the intangible components of the purchase of the National Bank of Davis in November 2005. This excess was allocated between identifiable intangibles (i.e. core deposit intangibles) and unidentified intangibles (i.e. goodwill). Goodwill is required to be evaluated for impairment on an annual basis, and the value of the goodwill adjusted accordingly, should impairment be found.  As of December 31, 2007, the Company did not identify an impairment of this intangible.

In addition to the intangible assets associated with the purchase of the National Bank of Davis, the company also carries intangible assets related to the Stockmans Bank and advertising intangibles relating to the purchase of naming rights to a performing arts center currently under construction in Petersburg, WV. The naming rights to this performing arts center were purchased on December 31, 2007 for $250,000 and will be amortized over a ten-year period beginning in 2008. The advertising intangible, in addition to the amortization, will be evaluated for impairment on an annual basis.

A summary of the change in balances of intangible assets can be found in Note Nineteen to the Financial Statements.

Index

Page Twelve

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

In 2006, the FASB issued EITF 06-04 and 06-10. This EITF requires that companies which own life insurance policies insuring employees and for which the employees receive a portion of the death benefits of the policies (commonly referred to as “split dollar” policies) and for which these death benefits to the employee continue post retirement record a liability for the present value of the cost of these post retirement death benefits. These EITF pronouncements become effective for Highlands Bankshares on January 1, 2008. The effects on Highlands’ financial statements as of January 1, 2008 will be to reduce shareholders’ equity by approximately $330,000 and increase liabilities by the same amount.

Overview of 2007 Results

The Company’s net income for 2007 increased 3.06% over income for 2006.

Net interest income grew by $976,000 as the company’s average earning assets for the year increased by 9.72% from 2006 to 2007. Loan balances continued to increase as the balance of loans grew $17,383,000 from December 31, 2006 to December 31, 2007. The impact of the increase in earning assets on net interest income was offset by a 10.67% increase in average balances of interest bearing liabilities. Highlands continued to see increases in the rates earned on average assets and paid on interest bearing liabilities as both assets and liabilities continued to reprice upward as a result of Federal Reserve Board (the “Fed”) increases in the target rates for federal funds sold during 2006.

The Company’s provision for loan losses was $155,000 greater in 2007 than in 2006. This was the result of both an increase in the balances of loans and an increase in 2007 of net charge-offs as compared to recent years. At December 31, 2007 the Company’s ratio of allowance for loan losses to gross loans was 1.15% as compared to 1.19% at December 31, 2006.

Non-interest income increased $83,000 from 2006 to 2007. During 2006, the Company recorded a one time gain of $155,000 on an insurance settlement.

Non-interest expense increased 5.37% during 2007 as compared to 2006. The largest increase was in salary and benefit expense largely due to customary pay increases and an increase in the costs of health insurance benefits provided to the employees of the Company and the subsidiary banks. Legal and professional fees increased 9.76% due largely to costs associated with Sarbanes Oxley Rule 404 compliance.

The Company’s balance sheet continued to grow in 2007 as asset balances increased 6.61% from December 31, 2006 to December 31, 2007. Balances of liabilities, particularly deposits, also grew during 2007 with balances of deposits being 7.74% greater at December 31, 2007 than at December 31, 2006.

Highlands' results of operations are discussed in greater detail following this overview.

Index

Page Thirteen

Quarterly Financial Results

The following table illustrates Highlands’ quarterly financial results for the year ended December 31, 2007 (in thousands of dollars):

Quarterly Financial Results
For The Year Ended December 31, 2007
(in thousands, except per share amounts)

	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Total Interest Income	$7,102	$7,079	$6,917	$6,566
Total Interest Expense	2,799	2,796	2,660	2,448
Net Interest Income	4,303	4,283	4,257	4,118

Provision for Loan Losses	351	145	168	173

Net Interest Income After Provision for Loan Losses	3,952	4,138	4,089	3,945

Other Income	572	542	495	471
Other Expenses	2,634	2,857	2,803	2,658

Income Before Income Taxes	1,890	1,823	1,781	1,758

Income Tax Expense	614	690	658	637

Net Income	$1,276	$1,133	$1,123	$1,121

Net Income Per Share of Common Stock	$.89	$.79	$.78	$.78
Dividends Per Share of Common Stock	$.25	$.25	$.25	$.25

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

Net Interest Income

2007 Compared to 2006

Net interest income, on a fully taxable equivalent basis, increased 6.09% from 2006 to 2007.

Although the Company experienced an increase in income, margins shrank from 2006 to 2007. This shrinking of the Company’s net interest margin occurred for multiple reasons, included in which are the effect of the Fed’s decrease in the target rate for fed funds sold during the later months of 2007, the relative repricing of deposits as compared to earning assets and both the ratio of earning assets to interest bearing deposits and the ratio of loans, a comparatively higher earning asset, to other types of earning assets.

Although the Company experienced an increase in loan balances from December 31, 2006 to December 31, 2007 and a 9.01% increase in the average balances of loans for 2007 as compared to 2006, balances of deposits increased at a greater rate. Loan balances increased $17,383,000 from December 31, 2006 to December 31, 2007 while deposit balances increased $23,254,000 over the same time period, resulting in an increase in federal funds sold during the last half of 2007. The relative difference in these balances caused the Company’s average balances of federal funds sold to be greater during 2007 than in 2006 and the decreases by the Fed for the target rate for federal funds sold late in the year caused a significant impact on the Company’s interest earnings.

Index

Page Fifteen

Additionally, although earning assets continued to reprice upward in 2007 as a result of the increases in rates during 2006, the relative increase in rates paid on deposits, particularly time deposits, was greater than the increase in average rates earned on earning assets. Average rates earned on loans during 2007 were 39 basis points higher than in 2006 while the average rates paid on time deposits were 76 basis points higher in 2007 than in 2006.

The table below sets forth an analysis of net interest income for the years ended December 31, 2007 and 2006 (average balances and interest income/expense shown in thousands of dollars):

	2007			2006
	Average Balance	Income /Expense	Yield /Rate	Average Balance	Income /Expense	Yield /Rate

Earning Assets
Loans	$302,906	$25,295	8.35%	$277,871	$22,118	7.96%
Taxable investment securities	24,104	1,314	5.45%	24,970	1,095	4.39%
Nontaxable investment securities	2,929	178	6.06%	2,987	173	5.79%
Interest bearing deposits	2,610	142	5.44%	1,576	72	4.57%
Federal funds sold	16,006	801	5.00%	10,287	500	4.87%
Total Earning Assets	348,555	27,730	7.96%	317,691	23,958	7.54%

Allowance for loan losses	(3,589)			(3,283)
Other non-earning assets	29,504			28,648

Total Assets	$374,470			$343,056

Interest Bearing Liabilities
Demand deposits	$25,363	$217	.86%	$25,658	$224	.87%
Savings deposits	48,181	685	1.42%	50,235	549	1.09%
Time deposits	196,648	9,205	4.68%	164,005	6,429	3.92%
Borrowed money	12,613	596	4.73%	15,643	707	4.52%
Total Interest Bearing Liabilities	282,805	10,703	3.78%	255,541	7,909	3.10%

Demand deposits	48,101			48,056
Other liabilities	4,886			3,810
Stockholders’ equity	38,678			35,649

Total Liabilities and Stockholders’ Equity	$374,470			$343,056

Net Interest Income		$17,027			$16,049
Net Yield on Earning Assets			4.89%			5.05%

Notes:
(1) Yields are computed on a taxable equivalent basis using a 37% tax rate
(2) Average balances are based upon daily balances
(3) Includes loans in non-accrual status
(4) Income on loans includes fees

Index

Page Sixteen

The table below illustrates the effects on net interest income of changes in average volumes of interest bearing liabilities and earning assets from 2006 to 2007 and changes in average rates on interest bearing liabilities and earning assets from 2006 to 2007 (in thousands of dollars):

EFFECT OF RATE-VOLUME CHANGES ON NET INTEREST INCOME
(On a fully taxable equivalent basis)
(In thousands of dollars)

Increase (Decrease) 2007 Compared to 2006

	Due to change in:
	Average Volume	Average Rate	Total Change
Interest Income
Loans	$1,993	$1,184	$3,177
Taxable investment securities	(38)	257	219
Nontaxable investment securities	(3)	8	5
Interest bearing deposits	46	23	69
Federal funds sold	279	22	301
Total Interest Income	2,277	1,494	3,771

Interest Expense
Demand deposits	(3)	(5)	(8)
Savings deposits	(22)	159	137
Time deposits	1,280	1,496	2,776
Borrowed money	(137)	27	(110)
Total Interest Expense	1,118	1,677	2,795

Net Interest Income	$1,159	$(183)	$976

Changes in volume are calculated based on the difference in average balance multiplied by the prior year average rate. Changes due to rate changes are calculated by subtracting the change due to volume from the total change.

2006 Compared to 2005

The acquisition of two branches had significant impact on the Company’s net interest income. The following discussion highlights recent trends in the Company’s management of its net interest margin. The comparison of net interest income in 2006 as compared to 2005, as discussed below, should be considered in conjunction with the comments relating to the impact on net interest income of the acquisition of the National Bank of Davis, found earlier in Management’s Discussion and Analysis under the heading of “Impact of Acquisition on Operational Results” found in the Company’s 2006 Annual Report on Form 10-K.

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

Average balances of earning assets increased 8.72% from 2005 to 2006 and the ratio of earning assets to earning liabilities remained steady: 1.24 in 2006 and 1.25 in 2005. Average balances of interest bearing liabilities increased 9.26%.

Index

Page Seventeen

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

The table below sets forth an analysis of net interest income for the years ended December 31, 2006 and 2005 (average balances and interest income/expense shown in thousands of dollars):

	2006			2005
	Average Balance	Income /Expense	Yield /Rate	Average Balance	Income /Expense	Yield /Rate

Earning Assets
Loans	$277,871	$22,118	7.96%	$254,700	$18,622	7.31%
Taxable investment securities	24,970	1,095	4.39%	23,313	707	3.03%
Nontaxable investment securities	2,987	173	5.79%	2,951	163	5.52%
Interest bearing deposits	1,576	72	4.57%	1,268	38	3.00%
Federal funds sold	10,287	500	4.87%	9,970	343	3.44%
Total Earning Assets	317,691	23,958	7.54%	292,202	19,873	6.80%

Allowance for loan losses	(3,283)			(2,807)
Other non-earning assets	28,648			25,291

Total Assets	$343,056			$314,868

Interest Bearing Liabilities
Demand deposits	$25,658	$224	.87%	$23,554	$189	.80%
Savings deposits	50,235	549	1.09%	49,391	437	.88%
Time deposits	164,005	6,429	3.92%	146,211	4,504	3.08%
Borrowed money	15,643	707	4.52%	14,728	631	4.28%
Total Interest Bearing Liabilities	255,541	7,909	3.10%	233,884	5,761	2.46%

Demand deposits	48,056			41,360
Other liabilities	3,810			6,459
Stockholders’ equity	35,649			32,983

Total Liabilities and Stockholders’ Equity	$343,056			$314,686

Net Interest Income		$16,049			$14,112
Net Yield on Earning Assets			5.05%			4.83%

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

Index

Page Nineteen

The following table summarizes the Company’s loan portfolio at December 31, 2007, 2006, 2005, 2004 and 2003 (in thousands of dollars):

	At December 31,
	2007	2006	2005	2004	2003
Real estate mortgage	$169,122	$164,243	$153,646	$140,762	$129,671
Real estate construction	15,560	14,828	12,201	8,850	7,552
Commercial	79,892	70,408	57,908	52,813	42,911
Installment	45,625	43,337	46,265	46,092	46,501
Total Loans	310,199	292,816	270,020	248,517	226,635

Allowance for loan losses	(3,577)	(3,482)	(3,129)	(2,530)	(2,463)

Net Loans	$306,622	$289,334	$266,891	$245,987	$224,172

Commercial loan balances include certain loans secured by commercial real estate. As of December 31, 2007 the Company maintained balances of loans secured by real estate of $240,208,000.

There were no foreign loans outstanding during any of the above periods.

The following table illustrates the Company’s loan maturity distribution as of December 31, 2007 (in thousands of dollars):

	Maturity Range
	Less than 1 Year	1-5 Years	Over 5 Years	Total
Loan Type
Commercial	$58,094	$8,043	$13,755	$79,892
Real estate mortgage and construction	59,129	56,430	69,123	184,682
Installment	15,991	28,286	1,348	45,625
Total Loans	$133,214	$92,759	$84,226	$310,199

Credit Quality

The principal economic risk associated with each of the categories of loans in the Company’s portfolio is the creditworthiness of its borrowers.  Within each category, such risk is increased or decreased depending on prevailing economic conditions.  The risk associated with the real estate mortgage loans and installment loans to individuals varies based upon employment levels, consumer confidence, fluctuations in value of residential real estate and other conditions that affect the ability of consumers to repay indebtedness.  The risk associated with commercial, financial and agricultural loans varies based upon the strength and activity of the local economies of the Company’s market areas.  The risk associated with real estate construction loans vary based upon the supply of and demand for the type of real estate under construction.

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

Index

Page Twenty

Non-performing loans include non-accrual loans, loans 90 days or more past due and restructured loans. Non-accrual loans are loans on which interest accruals have been discontinued.  Loans are typically placed in non-accrual status when the collection of principal or interest is 90 days past due and collection is uncertain based on the net realizable value of the collateral and/or the financial strength of the borrower. Also, the existence of any guaranties by federal or state agencies is given consideration in this decision.  The policy is the same for all types of loans.  Restructured loans are loans for which a borrower has been granted a concession on the interest rate or the original repayment terms because of financial difficulties. Non-performing loans do not represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity, or capital resources. Non-performing loans are listed in the table below.

Non-performing loans increased 97.41% from December 31, 2006 to December 31, 2007. At December 31, 2007, non-performing loans represented 1.08% of the Company’s balances of gross loans as compared to .58% at December 31, 2006.

The following table summarizes the Company’s non-performing loans (in thousands of dollars):

	At December 31,
	2007	2006	2005	2004	2003
Loans accounted for on a non-accrual basis
Consumer	$71	$83	$124	$252	$228
Real estate	845	161	619	278	1,436
Total Non-accrual Loans	916	244	743	530	1,664

Restructured Loans	198	0	0	0	631

Loans delinquent 90 days or more
Consumer	497	122	74	140	25
Commercial	3	0	966	355	1,255
Real estate	1,744	1,335	149	40	318
Total delinquent loans	2,244	1,457	1,189	535	1,598

Total Non-performing Loans	$3,358	$1,701	$1,932	$1,065	$3,893

The carrying value of real estate acquired through foreclosure was $336,000 at December 31, 2007.   The Company held no real estate acquired through foreclosure at December 31, 2006.  The Company's practice is to value real estate acquired through foreclosure at the lower of (i) an independent current appraisal or market analysis less anticipated costs of disposal, or (ii) the existing loan balance.

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

Page Twenty One

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

A summary of the loans, which the Company has identified as impaired, follows (in thousands of dollars):

December 31, 2007
		Identified
Loan Type	Balance	Impairment
Mortgage	$741	$77
Commercial	385	108
Installment	90	58

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

During 2007 the Company experienced a higher level of net charge-offs, as compared to gross loan balances, than what had been experienced during 2005 and 2006. As a result, and in addition to continued increases in loan balances, the Company’s provision for loan losses during 2007 was $155,000 greater than in 2006. The Company’s ratio of allowance for loan losses to gross loans fell from 1.19% at December 31, 2006 to 1.15% at December 31, 2007.  At December 31, 2007, the ratio of the allowance for loan losses to non-performing loans was 106.52% compared to 204.70% at December 31, 2006 and 161.96% at December 31, 2005.

Index

Page Twenty Two

An analysis of the changes in the allowance for loan losses is set forth in the following table (in thousands of dollars):

	2007	2006	2005	2004	2003
Balance at beginning of period	$3,482	$3,129	$2,530	$2,463	$1,793

Charge-offs:
Commercial loans	540	27	45	97	557
Real estate loans	47	1	8	422	65
Consumer loans	494	551	567	642	839
Total Charge-offs:	1,081	579	620	1,161	1,461

Recoveries:
Commercial loans	59	5	28	37	75
Real estate loans	4	20	0	36	54
Consumer loans	276	225	150	235	182
Total Recoveries	339	250	178	308	311

Net Charge-offs	742	329	442	853	1,150

Provision for loan losses	837	682	875	920	1,820
Other additions			166

Balance at end of period	$3,577	$3,482	$3,129	$2,530	$2,463

Percent of net charge-offs to average net loans outstanding during the period	.24%	.11%	.17%	.51%	.29%

Cumulative net loan losses, after recoveries, for the five-year period ending December 31, 2007 are as follows (in thousands of dollars):

	Dollars	Percent of Total
Commercial	$1,062	30%
Real Estate	429	12%
Consumer	2,025	58%
Total	$3,516

Index

Page Twenty Three

The following table shows the allocation of loans in the loan portfolio and the corresponding amounts of the allowance allocated by loan type (dollar amounts in thousands of dollars):

	At December 31,
	2007		2006		2005		2004		2003
	Amount	Percent of Loans	Amount	Percent of Loans	Amount	Percent of Loans	Amount	Percent of Loans	Amount	Percent of Loans
Commercial	$1,140	26%	$1,492	24%	$900	21%	$697	21%	$779	19%
Mortgage	1,200	59%	996	61%	1,139	62%	853	60%	725	61%
Consumer	1,172	15%	967	15%	1,082	17%	970	19%	819	20%
Unallocated	65		27		8		10		140
Totals	$3,577	100%	$3,482	100%	$3,129	100%	$2,530	100%	$2,463	100%

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

Non-interest Income

2007 compared to 2006

Non interest income increased $83,000 from 2006 to 2007. During 2006, the Company recorded a one time gain of $155,000 on an insurance settlement.

Largely because of continued increases in non-sufficient funds fees, as a result of implementation of what is commonly referred to as a “courtesy overdraft” program by Capon Valley Bank in late 2005, deposit account fees increased 14.67% from 2006 to 2007. The impact on non-interest income resulting from this program continued to increase during 2007. During late 2007, The Grant County Bank implemented a similar “courtesy overdraft” program, although the impact of Grant’s program on 2007 non interest income was not significant.

Income from investments in life insurance policies decreased $145,000 from 2006 to 2007. The decrease was largely the result of the non-recurring income recorded during 2006 from the settlement of a bank owned life insurance policy.

Insurance commissions and insurance earnings generated by HBI Life Insurance Company remained relatively steady from 2006 to 2007. The largest market for the products offered, credit life and accident and health insurance, is installment loan customers for the banks. From 2002 to 2006, as the number of installment loan customers for the banks dropped significantly, insurance earnings for the Company fell accordingly. The numbers of new installment loan customers have begun to stabilize and as a result, the Company’s insurance income has also stabilized.

Index

Page Twenty Four

2006 compared to 2005

Non-interest income increased 19.65% from 2005 to 2006.

Contributing heavily to this increase was a $337,000 increase in deposit service charges, mainly resulting from a rise in insufficient fund charges to demand deposit customers.  This rise in insufficient funds charges was the result of both an increase in average balances of demand deposits and also the implementation in late 2005 by Capon Valley Bank of a courtesy overdraft program. .

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

Non-interest Expense

2007 compared to 2006

Non-interest expense increased 5.37% from 2006 to 2007.

Employee salary and benefits expense increased 4.96%. The table below summarizes the changes in salaries and benefits expense (all dollar amounts expressed in thousands of dollars):

	Increase	Percent
Increases in salary expense and related payroll tax due to changes in average number of full time equivalent employees	$155
Increases in salary expense and related payroll tax due to average pay rate increases	100
Total increase in salary expense and related payroll tax	255	6.22%

Increase in the cost of employee insurance benefits	95	12.91%
Increase in the cost of executive retirement benefits related to investments in insurance contracts	(89)	(37.25%)
Increase in the cost of employee post retirement benefit plans	20	3.33%

The Company’s physical plant remained relatively unchanged from 2006 to 2007 other than normal and customary upgrades of equipment and technology. As a result, occupancy and equipment expense remained relatively flat from 2006 to 2007.

Data processing increased 5.30% as the volume of accounts, both loan and deposit, increased.

Legal and professional fees increased 9.76% from 2006 to 2007 largely as a result of increases in consulting engagements relating to regulatory compliance issues, most notably Sarbanes Oxley Rule 404.

Index

Page Twenty Five

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

The amortization of core deposit intangibles increased $137,000 from 2005 to 2006.

Legal and professional fees fell slightly from 2005 to 2006 as a result of lessened consulting engagements relating to regulatory compliance issues.

Securities

The Company's securities portfolio serves several purposes.  Portions of the portfolio are used to secure certain public and trust deposits.  The remaining portfolio is held as investments or used to assist the Company in liquidity and asset liability management.  Total securities, including restricted securities, represented 7.24% of total assets at December 31, 2007.

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

The Company identifies at the time of acquisition those securities that are available for sale. These securities are valued at their market value with any difference in market value and amortized cost shown as an adjustment in stockholders' equity.  Changes within the year in market values are reflected as changes in other comprehensive income, net of the deferred tax effect.  As of December 31, 2007, the faire value of the securities available for sale exceeded their cost basis by $270,000 ($169,000 after tax effect of $101,000).

Index

Page Twenty Six

The following table summarizes the carrying value of the Company’s securities at December 31, 2007, 2006 and 2005 (in thousands of dollars):

	Held to Maturity			Available for Sale
	Carrying Value			Carrying Value
	December 31,			December 31,
	2007	2006	2005	2007	2006	2005
U.S. Treasuries and Agencies	$0	$0	$0	$15,245	$14,403	$17,234
Obligations of states and political subdivisions	0	170	491	3,039	2,744	2,705
Mortgage backed securities	0	0	0	7,784	6,554	7,163
Marketable equities	0	0	0	22	28	28
Total	$0	$170	$491	$26,090	$23,729	$27,130

The carrying amount and estimated market value of debt securities (in thousands of dollars) at December 31, 2007 by contractual maturity are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value	Equivalent Average Yield

Securities Available for Sale
Due in 3 months or less	$2,309	$2,312	5.04%
Due in 3 months through one year	6,825	6,842	4.90%
Due after one year through five years	15,782	16,035	5.22%
Due after five years through ten years	838	840	4.15%
Due after ten years	38	39	5.56%
Equity securities with no maturity	28	22	8.40%
Total Available For Sale	$25,820	$26,090	5.08%

Yields on tax exempt securities are stated at actual yields.

Management has generally kept the maturities of investments relatively short providing for flexibility in investing.  Such a philosophy allows the Company to better match deposit maturities with investment maturities, and thus, react  more quickly to interest rate changes.

Deposits

The Company's primary source of funds is local deposits.  The Company's deposit base is comprised of demand deposits, savings and money market accounts and other time deposits. The majority of the Company's deposits are provided by individuals and businesses located within the communities served.

Total balances of deposits increased 7.74% from December 31, 2006 to December 31, 2007.

Although the Company does not actively solicit large certificates of deposit (those more than $100,000) due to the unstable nature of these deposits, the balances of such deposits increased 19.35% from December 31, 2006 to December 31, 2007. This increase is, in part, attributable to rate specials offered by the subsidiary Banks during the year.

A summary of the maturity range of deposits over $100,000 is as follows (in thousands of dollars):

	At December 31,
	2007	2006	2005
Three months or less	$19,609	$9,533	$7,662
Four to twelve months	30,204	30,810	14,835
One year to three years	10,067	8,156	17,736
Four years to five years	5,606	6,368	5,222
Total	$65,486	$54,867	$45,455

Index

Page Twenty Seven

Borrowed Money

Long Term Borrowings

The Company borrows funds from the Federal Home Loan Bank (“FHLB”) to reduce market rate risks, provide liquidity, and to fund capital additions.  These borrowings may have fixed or variable interest rates and are amortized over a period of one to twenty years, or may be comprised of single payment borrowings with periodic interest payments and principal amounts due at maturity. Borrowings from this institution allow the Banks to offer long-term, fixed rate loans to their customers and match the interest rate exposure of the receivable and the liability and to meet liquidity needs and to manage interest rate risk through the use of long-term fixed rate borrowings.  During 2007, the Company borrowed an additional $1,000,000 from the FHLB and made payments of $ 4,173,000 on outstanding balances.

Short Term Borrowings

At either December 31, 2006 or 2007, the Company had no balances of short-term borrowings. Though this funding tool may be required in coming periods, Management prefers to fund growth through longer-term vehicles and expects instances of overnight borrowings to be limited.

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

The capital management function is an ongoing process.  Central to this process is internal equity generation accomplished by earnings retention.  During 2007, 2006, and 2005, total stockholders' equity increased by $3,517,000, $3,084,000 and $2,337,000, respectively, as a result of earnings retention and changes in the other comprehensive income.  The return on average equity was 12.03% in 2007 compared to 12.67% for 2006 and 11.53% for 2005.  Total cash dividends declared represent 30.88% of net income for 2007 compared to 29.91% of net income for 2006 and 30.99% for 2005.  Book value per share was $28.25 at December 31, 2007 compared to $25.80 at December 31, 2006.

Index

Page Twenty Eight

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

The parent Company’s operating funds, funds with which to pay shareholder dividends and funds for the exploration of new business ventures have been supplied primarily through dividends paid by the Company’s two subsidiary Banks, Capon Valley Bank and The Grant County Bank.  The various regulatory authorities impose restrictions on dividends paid by a state bank.  A state bank cannot pay dividends without the consent of the relevant banking authorities in excess of the total net profits of the current year and the combined retained profits of the previous two years.  As of January 1, 2008, the subsidiary Banks could pay dividends to Highlands Bankshares, Inc. of approximately $6,505,000 without permission of the regulatory authorities. The special dividend in October 2005 from The Grant County Bank to Highlands Bankshares to fund the acquisition of The National Bank of Davis exceeded Grant’s dividend limit as of the date of the dividend. As part of the regulatory application process for the acquisition, the applicable banking authorities approved this dividend and the Company believes that the special, one time, dividend will not restrict Grant’s ability to pay dividends to the parent company in the coming periods.

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

Page Twenty Nine

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

Interest rate market conditions may also affect portfolio composition of both assets and liabilities. Traditionally, the Company’s subsidiary Banks have primarily offered one-year adjustable rate mortgages (ARMs) to its mortgage loan customers. However, the low interest rate environment during 2003, 2004 and 2005 created intense competition, especially from larger banking institutions and finance companies offering long term fixed rate mortgages. As a result, the Company, in recent periods, has begun to write more mortgage loans with adjustable rates and maturities greater than one year. This increase in average maturity lengths may effect the timing of the repricing of the loan portfolio as compared to the timing of the repricing of the deposit portfolio.

Competition for new loans remains heavy. The result of this competition has also had the effect of causing increases in rates earned on loans to lag behind the increase in those seen on interest bearing liabilities. Should these influences continue into the future, the Company may experience a decrease in its net interest margin.

As a result of the low interest rate environment in past years, depositors seemed reluctant to commit to longer-term time deposits and in many instances appeared to hold monies temporarily in interest bearing transaction accounts in anticipation of rising rates in the future. This trend began to reverse in 2005 and the reversal continued into 2006 and 2007 and time deposit balances increased as customers began moving deposits from the lower earning transaction accounts and into time deposits. Also, because of increasing competition for depositors, the Company’s subsidiary banks were required to, during 2006 and into 2007, in order to fund loan growth, frequently offer deposit rates above those of competitors. As a result, average rates paid on time deposits increased significantly during 2007 as compared to the increases in average rates on earning assets.

At present, the Company’s largest challenge in managing its net interest income is in managing its short term portfolio. As loan growth has slowed and deposit demand remained strong, the Company, during 2007, experienced increases in the balances of short-term, liquid earning assets like federal funds sold. The impact of this increase in short term earning assets was seen during the last periods of 2007 when the Fed decreased the target rate on federal funds sold. The result of this increase was that these short term assets repriced quickly downward, reducing interest income, while the interest bearing liability portfolio will not reprice downward as quickly.

The recent decreases in the rates earned on short term assets and the possibility of further future decreases, coupled with the pontential of the Company having continued elevated balances of short-term earning assets might further erode net interest income should demand for new loans continue to remain flat. This combination of occurrances would have the effect of reducing the Company’s ability to convert short term earning assets, which typically have lower average rates of return to loans which typically carry comparatively higher rates of return. Also, should demand for new loans continue to remain flat, the Company may be required to slow its demand for new deposits by lowering the rates paid on these deposits.

Index

Page Thirty

The following table illustrates the Company’s sensitivity to interest rate changes as of December 31, 2007 (in thousands of dollars):

	1-90 Days	91-365 Days	1 to 3 Years	3 to 5 Years	More that 5 years or no Maturity	Total
EARNING ASSETS
Loans	$50,434	$112,514	93,253	22,498	31,500	310,199
Federal funds sold	14,246					14,246
Securities	8,938	4,228	8,826	1,087	3,011	26,090
Deposits in other banks	1,544	100	209			1,853
Total	75,162	116,842	102,288	23,585	34,511	352,388

INTEREST BEARING LIABILITIES
Interest bearing demand deposits	23,967					23,967
Savings deposits	49,769					49,769
Time deposits	56,008	92,610	35,187	17,592		201,397
Borrowed money	154	426	1,941	6,965	2,333	11,819
Total	129,898	93,036	37,128	24,557	2,333	286,952

Rate sensitivity gap	$(54,736)	$23,806	$65,160	$(972)	$32,178	$65,436

Cumulative gap	$(54,736)	$(30,930)	$34,230	$33,258	$65,436

Index

Page Thirty One

Item 8.	Financial Statements and Supplementary Data

HIGHLANDS BANKSHARES, INC.
CONSOLIDATED BALANCE SHEETS
December 31, 2007 and 2006
(In thousands of dollars)
	2007	2006
ASSETS
Cash and due from banks	$7,935	$7,111
Interest bearing deposits in banks	1,853	1,624
Federal funds sold	14,246	12,210
Investment securities held to maturity	0	170
Investment securities available for sale	26,090	23,729
Restricted investments	1,498	1,570
Loans	310,199	292,816
Allowance for loan losses	(3,577)	(3,482)
Bank premises and equipment	8,104	8,131
Interest receivable	2,273	2,173
Investment in life insurance contracts	6,300	6,066
Goodwill	1,534	1,534
Other intangible assets	1,572	1,498
Other assets	2,909	2,166
Total Assets	$380,936	$357,316

LIABILITIES
Deposits
Non-interest bearing deposits	48,605	$46,726
Interest bearing transaction and savings accounts	73,736	71,590
Time deposits over $100,000	65,486	54,867
All other time deposits	135,911	127,301
Total Deposits	323,738	300,484

Long term debt	11,819	14,992
Accrued expenses and other liabilities	4,786	4,764
Total Liabilities	340,343	320,240

STOCKHOLDERS’ EQUITY
Common Stock, $5 par value, 3,000,000 shares authorized, 1,436,874 shares issued and outstanding	7,184	7,184
Surplus	1,662	1,662
Retained earnings	32,032	28,816
Other accumulated comprehensive loss	(285)	(586)
Total Stockholders’ Equity	40,593	37,076

Total Liabilities and Stockholders’ Equity	$380,936	$357,316

The accompanying notes are an integral part of these statements

Index

Page Thirty Two

HIGHLANDS BANKSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 and 2005
(in thousands of dollars, except per share data)
	2007	2006	2005
Interest and Dividend Income
Loans, including fees	$25,295	$22,118	$18,622
Federal funds sold	801	500	343
Interest bearing deposits	142	72	38
Investment securities	1,426	1,204	810
Total Interest Income	27,664	23,894	19,813

Interest Expense
Interest on deposits	10,107	7,202	5,130
Interest on borrowed money	596	707	631
Total Interest Expense	10,703	7,909	5,761

Net Interest Income	16,961	15,985	14,052

Provision for Loan Losses	837	682	875

Net Interest Income after Provision for Loan Losses	16,124	15,303	13,177

Non-interest Income
Service charges	1,391	1,213	876
Insurance commissions and income	132	126	227
Life insurance investment income	235	380	234
Gain on securities transactions	1	0	6
Other operating income	321	278	326
Total Non-interest Income	2,080	1,997	1,669

Non-interest Expenses
Salaries and benefits	5,952	5,671	4,973
Occupancy expense	517	467	412
Equipment expense	867	879	836
Data processing expense	854	811	632
Legal and professional fees	461	420	440
Directors fees	371	392	341
Other operating expenses	1,930	1,754	1,494
Total Non-interest Expenses	10,952	10,394	9,128

Income Before Income Tax Expense	7,252	6,906	5,718

Income Tax Expense	2,599	2,391	1,916

Net Income	$4,653	$4,515	$3,802

Earnings Per Share	$3.24	$3.14	$2.65
Dividends Per Share	1.00	.94	.82
Weighted Average Shares Outstanding	1,436,874	1,436,874	1,436,874

The accompanying notes are an integral part of these statements

Index

Page Thirty Three

HIGHLANDS BANKSHARES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands of dollars)
	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total

Balances January 1, 2005	$7,184	$1,662	$23,028	$(219)	$31,655

Comprehensive Income:
Net income			3,802		3,802
Change in other comprehensive income				(286)	(286)
Total Comprehensive Income					3,516

Cash Dividends			(1,179)		(1,179)

Balances December 31, 2005	7,184	1,662	25,651	(505)	33,992

Comprehensive Income:
Net income			4,515		4,515
Change in other comprehensive income				(81)	(81)
Total Comprehensive Income					4,434

Cash Dividends			(1,350)		(1,350)

Balances December 31, 2006	7,184	1,662	28,816	(586)	37,076

Comprehensive Income:
Net income			4,653		4,653
Change in other comprehensive income				301	301
Total Comprehensive Income					4,954

Cash Dividends			(1,437)		(1,437)

Balances December 31, 2007	$7,184	$1,662	$32,032	$(285)	$40,593

The accompanying notes are an integral part of these statements

Index

Page Thirty Four

HIGHLANDS BANKSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 and 2005
(In thousands of dollars)
	Years Ended December 31,
	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$4,653	$4,515	$3,802
Adjustments to reconcile net income to net cash provided by operating activities
Gain on securities transactions	(1)	0	(6)
(Gain) loss on sale of property	38	(7)	(19)
Depreciation	704	691	692
Income from life insurance contracts	(234)	(380)	(234)
Net amortization of securities premiums	(142)	(182)	39
Provision for loan losses	837	682	875
Deferred income tax benefit	(131)	(115)	(170)
Amortization of intangibles	176	176	38
Decrease (Increase) in interest receivable	(100)	(355)	(294)
Decrease (Increase) in other assets	(585)	1	95
Increase (Decrease) in accrued expenses	22	938	207
Purchase of Intangibles	(250)	0	0
Net Cash Provided by Operating Activities	4,987	5,964	5,025

CASH FLOWS FROM INVESTING ACTIVITIES
Sale of property	0	7	19
Proceeds from maturity of securities held to maturity	170	320	670
Proceeds from maturity of securities available for sale	10,918	11,539	12,654
Purchase of securities available for sale	(12,862)	(7,870)	(8,083)
Net change in other investments	72	(320)	(77)
Net change in interest bearing deposits in other banks	(229)	(661)	(312)
Net increase in loans	(18,125)	(23,125)	(13,442)
Settlement on insurance contract, net of gain	0	555	0
Net change in federal funds sold	(2,036)	(1,402)	(768)
Purchase of property and equipment	(715)	(1,117)	(281)
Purchase of branch operations, net of cash received	0	0	(893)
Net Cash Provided by (Used in) Investing Activities	(22,807)	(22,074)	(10,513)

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in time deposits	19,229	25,826	5,793
Net change in other deposit accounts	4,025	(10,034)	(1,150)
Additional long term debt	1,000	2,300	8,200
Repayment of long term debt	(4,173)	(2,371)	(1,513)
Additional (repayment of) short term borrowings	0	0	(2,000)
Dividends paid in cash	(1,437)	(1,350)	(1,179)
Net Cash Provided by (Used in) Financing Activities	18,644	14,371	8,151

CASH AND CASH EQUIVALENTS
Net increase (decrease) in cash and due from banks	824	(1,739)	2,663
Cash and due from banks, beginning of year	7,111	8,850	6,187

Cash and due from banks, end of year	$7,935	$7,111	$8,850

Supplemental Disclosures, Cash Paid For:
Interest Expense	$10,141	$7,529	$5,523
Income Taxes	$3,085	$2,381	$1,984

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

(b)	Use of Estimates in the Preparation of Financial Statements

In preparing the financial statements and related disclosures, management is required to make estimates and assumptions that affect the reported amounts in those statements and disclosures; actual results could differ significantly from those estimates.  A material estimate that is particularly susceptible to significant changes in the near term is the determination of the allowance for loan losses, which is sensitive to changes in local economic conditions.

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

Index

Page Thirty Six

f)	Securities

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

(j)	Comprehensive Income

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income.  Certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities and accrued pension liabilities, are reported along with net income as the components of comprehensive income.

Index

Page Thirty Seven

(k)	Recent Accounting Standards

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

In 2006, the FASB issued EITF 06-04 and 06-10. This EITF requires that companies which own life insurance policies insuring employees and for which the employees receive a portion of the death benefits of the policies (commonly referred to as “split dollar” policies) and for which these death benefits to the employee continue post retirement record a liability for the present value of the cost of these post retirement death benefits. These EITF pronouncements become effective for Highlands Bankshares on January 1, 2008. The effects on Highlands’ financial statements as of January 1, 2008 will be to reduce shareholders’ equity by approximately $330,000 and increase liabilities by the same amount.

(l)	Income Taxes

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

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained.  The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any.  Tax positions taken are not offset or aggregated with other positions.  Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority.  The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above would be reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination.

Interest and penalties associated with unrecognized tax benefits would be classified as additional income taxes in the statement of income.

At December 31, 2007 there was no liability for unrecognized tax benefits.

(m)	Advertising

Advertising costs are expensed as they are incurred.  Advertising expense for the years ended December 31, 2007, 2006 and 2005 was $ 193,000, $198,000 and $158,000 respectively.

Index

Page Thirty Eight

(n)	Bank Owned Life Insurance Contracts

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

Goodwill represents the cost in excess of the fair value of net assets acquired (including identifiable intangibles) in transactions accounted for as purchases.  In accordance with provisions of SFAS No. 142, "Goodwill and Other Intangible Assets", goodwill is not amortized over an estimated useful life, but rather will be tested at least annually for impairment.  As of December 31, 2007, the Company found the goodwill acquired in the Davis acquisition to not be impaired.

Core deposit and other intangible assets include premiums paid for acquisitions of core deposits (core deposit intangibles) and other identifiable intangible assets related to business acquisitions. In addition to the intangible assets associated with the purchase of banking organizations, the company also carries intangible assets related to the relating to the purchase of naming rights to a performing arts center currently under construction in Petersburg, WV. The naming rights to this performing arts center were purchased on December 31, 2007 for $250,000 and will be amortized over a ten-year period beginning in 2008.

Intangible assets other than goodwill, which are determined to have finite lives, are amortized based upon the estimated economic benefits received, which is ten years for the core deposit intangibles.

(p)	Reclassifications

Certain reclassifications have been made to prior period balances to conform with the current years’ presentation format.

Note Three: Securities

The income derived from taxable and non-taxable securities for the years ended December 31, 2007, 2006 and 2005 is shown below (in thousands of dollars):

	Year Ended December 31,
	2007	2006	2005
Investment securities, taxable	$1,314	$1,095	$707
Investment securities, nontaxable	112	109	103

Index

Page Thirty  Nine

The Company’s balance sheet included no securities classified as Held to Maturity at December 31, 2007. The carrying amount and estimated fair value of securities held to maturity at December 31, 2006 is as follows (in thousands of dollars):

Held to Maturity Securities
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

December 31, 2006
State and municipals	$170	$--	$--	$170
Total Securities Held to Maturity	$170	$--	$--	$170

Securities having a carrying value of $6,859,000 at December 31, 2007 and $7,273,000 at December 31, 2006 were pledged to secure public deposits and for other purposes required by law.

The carrying amount and estimated fair value of securities available for sale at December 31, 2007 and 2006 are as follows (in thousands of dollars):

Available for Sale Securities
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
December 31, 2007

U.S. Treasuries and Agencies	$15,040	$207	$2	$15,245
Mortgage backed securities	7,718	74	8	7,784
State and municipals	3,034	8	3	3,039
Marketable equities	28	---	6	22
Total Securities Available for Sale	$25,820	$289	$19	$26,090

December 31, 2006

U.S. Treasuries and Agencies	$14,397	$46	$40	$14,403
Mortgage backed securities	6,547	32	25	6,554
State and municipals	2,763	3	22	2,744
Marketable equities	28	---	---	28
Total Securities Available for Sale	$23,735	$81	$87	$23,729

The carrying amount and fair value of debt securities at December 31, 2007, by contractual maturity are shown below (in thousands of dollars). Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Securities Available for Sale
	Amortized Cost	Fair Value
Due in one year or less	$7,705	$7,583
Due after one year through five years	9,839	10,169
Due after five years through ten years	530	532
Mortgage backed securities	7,718	7,784
Equity securities with no maturity	28	22

Total Securities Available for Sale	$25,820	$26,090

Index

Page Forty

Information pertaining to securities with gross unrealized losses at December 31, 2007 and 2006, aggregated by investment category and length of time that individual securities have been in a continuous loss position is shown in the table below (in thousands of dollars):

	Total		Less than 12 Months		12 Months or Greater
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
December 31, 2007
Investment Category
U.S. Treasury and Agency	$1,497	$(2)	$0	$0	$1,497	$(2)
Mortgage backed securities	2,574	(8)	1,005	(1)	1,569	(7)
State and municipals	575	(3)	0	0	575	(3)
Other equity securities	22	(6)	22	(6)	0	0
Total	$4,668	$(19)	$1,027	$(7)	$3,641	$(12)

December 31, 2006
Investment Category
U.S. Treasury and Agency	$9,635	$(40)	$3,426	$(6)	$6,209	$(34)
Mortgage backed securities	3,233	(25)	34	(1)	3,199	(24)
State and municipals	2,106	(22)	891	(7)	1,215	(15)
Total	$14,974	$(87)	$4,351	$(14)	$10,623	$(73)

The number of securities available for sale that were in an unrealized loss position at December 31, 2007 is summarized in the table below:

	Total	Loss Position less than 12 Months	Loss Position greater than 12 Months
U.S. Treasuries and Agencies	3	0	3
Mortgage backed securities	9	2	7
States and municipals	3	0	3
Other equity securities	1	1	0
Total	16	3	13

It is management’s determination that all securities held at December 31, 2007, which have fair values less than the amortized cost, have gross unrealized losses related to increases in the current interest rates for similar issues of securities, and that no material impairment for any securities in the portfolio exists because of downgrades of the securities or as a result of a change in the financial condition of any of the issuers.

Index

Page Forty One

Note Four: Restricted Investments

Restricted investments at December 31, 2007 consist of investments in the Federal Reserve Bank (FRB), Federal Home Loan Bank (FHLB) and West Virginia Bankers’ Title Insurance Company. These investments are carried at face value. The level of investments in the FRB and FHLB is dictated by the level of participation with each institution. All of these investments are restricted as to transferability. Investments in the FHLB act as a collateral against the outstanding borrowings from that institution.

Note Five: Loans

Loans outstanding as of December 31, 2007 and 2006 are summarized as follows (in thousands of dollars):

	2007	2006
Commercial	$79,892	$70,408
Real Estate Construction	15,560	14,828
Real Estate Mortgage	169,122	164,243
Consumer Installment	45,625	43,337
Total Loans	$310,199	$292,816

The following is a summary of information pertaining to impaired and non accrual loans at December 31, 2007, 2006 and 2005 (in thousands of dollars):

	2007	2006	2005
Year end balance, impaired loans	$1,216	$1,895	$1,494
Allowance for impairments, year end	243	720	353
Average balance impaired loans, year ended December 31	1,995	1,773	1,576
Income recorded on impaired loans, year ended December 31	160	131	104

No loans were identified as impaired as of December 31 2007 or 2006 for which an allowance was not provided.

Certain loans identified as impaired are placed into non-accrual status, based upon the loans’ performance compared with contractual terms. Not all loans identified as impaired are placed upon non-accrual status. The interest on loans identified as impaired and also placed in non-accrual status and not recognized as income throughout the year was of an immaterial amount in both 2007 and 2006.

Balances of non-accrual loans and loans past due ninety days or greater and still accruing interest at December 31, 2007 and 2006 are shown below (in thousands of dollars):

	2007	2006
Non-accrual loans at year end	$916	$244
Loans past due ninety days or greater and still accruing interest at year end	2,244	1,457

Index

Page Forty Two

Note Six: Allowance For Loan Losses

A summary of the changes in the allowance for loan losses for the years ended December 31, 2007, 2006 and 2005 is show below (in thousands of dollars):

	2007	2006	2005
Balance at beginning of year	$3,482	$3,129	$2,530
Provision charged to operating expenses	837	682	875
Other additions	0	0	166
Loan recoveries	339	250	178
Loans charged off	(1,081)	(579)	(620)
Balance at end of year	$3,577	$3,482	$3,129

Allowance for Loan Losses as percentage of outstanding loans at year end	1.15%	1.19%	1.16%

Note Seven: Bank Premises and Equipment

Bank premises and equipment as of December 31, 2007 and 2006 are summarized as follows (in thousands of dollars):

	2007	2006
Land	$1,549	$1,398
Buildings and improvements	7,963	7,897
Furniture and equipment	4,789	5,415

Total Cost	14,301	14,710
Less accumulated depreciation	(6,197)	(6,579)

Net Book Value	$8,104	$8,131

Provisions for depreciation charged to operations during 2007, 2006 and 2005 were as follows (in thousands of dollars):

Year	Provision for Depreciation
2007	$704
2006	691
2005	692

Index

Page Forty Three

Note Eight: Deposits

At December 31, 2007, the scheduled maturities of time deposits were as follows (in thousands of dollars):

Year	Amount Maturing
2008	$148,618
2009	24,968
2010	10,219
2011	10,133
2012	7,459
Total	$201,397

Interest expense on time deposits of $100,000 and over aggregated $3,078,000, $2,042,000 and $1,453,000 for 2007, 2006 and 2005, respectively.

The aggregate amount of demand deposit overdrafts reclassified as loan balances were $285,000 and $138,000 at December 31, 2007 and 2006, respectively.

Note Nine: Borrowed Money

The Company has borrowed money from the Federal Home Loan Bank of Pittsburgh (FHLB). These borrowings have typically been for maturities of six months or longer. The various borrowings mature from 2008 to 2020.  The interest rates on the various borrowings at December 31, 2007 range from 3.80% to 6.12%. The weighted average interest rate on the borrowings at December 31, 2007 was 4.54%. The Company has total borrowing capacity from the FHLB of $181,099,000. The Banks have pledged certain investments and mortgage loans as collateral on the FHLB borrowings in the approximate amount of $ 181,224,000 at December 31, 2007.

The subsidiary Banks also have short term borrowing capacity from each of their respective correspondent banks. As of December 31, 2007 the Company has total borrowing capacity from its correspondent banks of $31,200,000. The interest rates on these lines are variable and are subject to change daily based on current market conditions.

Repayments of long-term debt are due monthly, quarterly or in a single payment at maturity. The maturities of long-term debt as of December 31, 2007 are as follows (in thousands of dollars):

Year	Balance
2008	$580
2009	460
2010	1,481
2011	1,263
2012	5,703
Thereafter	2,332
Total	$11,819

Index

Page Forty Four

Note Ten: Restrictions on Dividends of Subsidiary Banks

The principal source of funds of Highlands Bankshares, Inc. is dividends paid by its subsidiary Banks.  The various regulatory authorities impose restrictions on dividends paid by a state bank.  A state bank cannot pay dividends (without the consent of state banking authorities) in excess of the total net profits (net income less dividends paid) of the current year to date and the combined retained profits of the previous two years. As of January 1, 2008, the Banks could pay dividends to Highlands Bankshares, Inc. of approximately $6,505,000 without permission of the regulatory authorities.

Note Eleven: Income Tax Expense

Highlands files an income tax return in the U.S. federal jurisdiction and an income tax return in the State of West Virginia. With few exceptions, the Company is no longer subject to U.S. federal, state or local income tax examinations by tax authorities for years before 2004.

The Company adopted the provisions of FASB Interpretations No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007 with no impact on the financial statements.

Included in the balance sheet at December 31, 2007 are tax positions related to loan charge offs for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.  Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

The components of income tax expense for the years ended December 31, 2007, 2006 and 2005 are summarized in the table below (in thousands of dollars):

	2007	2006	2005
Current Expense
Federal	$2,400	$2,154	$1,814
State	330	352	272
Total Current Expense	2,730	2,506	2,086

Deferred Expense (Benefit)
Federal	(121)	(107)	(149)
State	(10)	(8)	(21)
Total Current Expense (Benefit)	(131)	(115)	(170)

Income Tax Expense	$2,599	$2,391	$1,916

The deferred tax effects of temporary differences for the years ended December 31, 2007, 2006 and 2005 are as follows (in thousands of dollars):

	2007	2006	2005
Provision for loan losses	$(18)	$(140)	$(193)
Depreciation	(45)	(45)	(45)
Deferred compensation	(59)	(39)	59
Loss carry forward	0	71	0
Miscellaneous	(9)	38	9
Net (increase) decrease in deferred income tax benefit	$(131)	$(115)	$(170)

Index

Page Forty Five

The net deferred tax assets arising from temporary differences as of December 31, 2007 and 2006 are as follows (in thousands of dollars):

	2007	2006
Deferred Tax Assets
Provision for loan losses	$1,022	$1,008
Insurance commissions	41	39
Deferred compensation	870	817
Pension obligation	175	244
Unrealized loss on securities available for sale		1
Other	16	4
Total Assets	2,124	2,113

Deferred Tax Liabilities
Accretion income	70	69
Unrealized gain on securities available for sale	101	0
Depreciation	352	397
Total Liabilities	523	466

Net Deferred Tax Asset	$1,601	$1,647

The following table summarizes the differences between income tax expense and the amount computed by applying the federal statutory rate for the three years ended December 31, 2007, 2006 and 2005 (in thousands of dollars):

	2007	2006	2005
Amounts at federal statutory rates	$2,466	$2,348	$1,944

Additions (reductions) resulting from:
Tax exempt income	(38)	(63)	(50)
Partially exempt income	(26)	(25)	(40)
State income taxes, net	208	222	178
Income from life insurance contracts	(89)	(143)	(91)
Non deductible income related to branch acquisitions	68	68	3
Other	10	(16)	(22)

Income tax expense	$2,599	$2,391	$1,916

Index

Page Forty Six

Note Twelve: Transactions with Related Parties

During the year, officers and directors (and companies controlled by them) of the Company and subsidiary Banks were customers of and had transactions with the subsidiary Banks in the normal course of business.  These transactions were made on substantially the same terms as those prevailing for other customers and did not involve any abnormal risk. Aggregate loan balances include open lines of credit, which are included in the balances above inclusive of unused amounts. The table below summarizes changes to balances of loans made to related parties during the years ended December 31, 2007 and 2006 (in thousands of dollars):

	2007	2006
Loans to related parties, beginning of year	$5,143	$5,065
New loans	719	549
Repayments	(679)	(558)
Other changes related to changes in executive officer or director status	0	87
Loans to related parties, end of year	$5,183	$5,143

At December 31, 2007, deposits of related parties including directors, executive officers, and their related interests of Highlands Bankshares, Inc. and subsidiaries approximated $7,465,000, and at December 31, 2006, deposits of related parties including directors, executive officers, and their related interests of Highlands Bankshares, Inc. and subsidiaries approximated $6,665,000.

Note Thirteen: Concentrations

The Banks grant commercial, residential real estate and consumer loans to customers located primarily in the eastern portion of the State of West Virginia.  Although the Banks have a diversified loan portfolio, a substantial portion of the debtors' ability to honor their contracts is dependent upon the agribusiness, mining, trucking and logging sectors.  Collateral required by the Banks is determined on an individual basis depending on the purpose of the loan and the financial condition of the borrower.  The ultimate collectibility of the loan portfolios is susceptible to changes in local economic conditions.  Of the $310,199,000 and $292,816,000 loans held by the Company at December 31, 2007 and 2006, respectively, $240,208,000 and $226,313,000 are secured by real estate.

The Company’s subsidiaries had cash deposited in and federal funds sold to other commercial banks totaling $16,599,000 and $14,192,000 at December 31, 2007 and 2006, respectively. Deposits with other correspondent banks are generally unsecured and have limited insurance under current banking insurance regulations, which management considers to be a normal business risk.

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

Expenses related to all retirement benefit plans charged to operations totaled $762,000 in 2007, $832,000 in 2006 and $505,000 in 2005.

Index

Page Forty Seven

Capon Valley Bank

Capon has a defined contribution pension plan with 401(k) features that is funded with discretionary contributions. Capon matches on a limited basis the contributions of the employees. Investment of employee balances is done through the direction of each employee. Employer contributions are vested over a six-year period.

The Grant County Bank

Grant is a member of the West Virginia Bankers’ Association Retirement Plan (“the Plan”). This plan is a defined benefit plan with benefits under the plan based on compensation and years of service with full vesting after seven years of service. Prior to 2002, the Plan’s assets were in excess of the projected benefit obligations and thus Grant was not required to make contributions to the Plan. Since 2004, Grant has been required to make contributions and expects to be required to make contributions in 2008. At December 31, 2007, Grant has recognized liabilities of $481,000 relating to unfunded pension liabilities. As  a result of the Plan’s inability to meet expected returns in recent years, a portion of this liability is reflected as a decrease in other comprehensive income of $456,000 (net of $267,000 tax benefit).

The following table provides a reconciliation of the changes in the Plan’s obligations and fair value of assets as of December 31, 2007 and 2006 using a measurement date of November 1, 2007 (in thousands of dollars):

	2007	2006
Change in Benefit Obligation
Benefit obligation, beginning	$3,527	$3,310
Service Cost	139	131
Interest Cost	222	192
Actuarial Loss (Gain)	70	(52)
Benefits Paid	(99)	(54)
Benefit obligation, ending	$3,859	$3,527

Accumulated Benefit Obligation	$3,310	$3,088

Change in Plan Assets
Fair value of assets, beginning	$2,861	$2,422
Actual return on assets, net of administrative expenses	433	307
Employer contributions	186	186
Benefits paid	(99)	(54)
Fair value of assets, ending	$3,381	$2,861

Funded Status
Fair value of plan assets	$3,381	$2,861
Projected benefit obligation	3,859	3,527
Funded status	(478)	(666)

Liabilities Recognized in the Statement of Financial Position	$(478)	$(666)

Amounts Recognized in Accumulated Other Comprehensive Income
Transition Obligation (Asset)
Prior Service Cost	$3	$14
Net (Gain)/Loss	720	914
Total	$723	$928

Index

Page Forty Eight

The following table provides the components of the net periodic pension expense for the Plan for the years ended December 31, 2007, 2006 and 2005 (in thousands of dollars):

	2007	2006	2005
Service cost	$139	$131	$123
Interest cost	221	192	179
Expected return on plan assets	(235)	(212)	(176)
Amortization of net obligation at transition
Recognized net actuarial loss	66	61	27
Amortization of prior service cost	11	11	11
Net Periodic Pension Expense	$202	$183	$164

The expected pension expense for 2008 is $153,000. The amount of the Company’s minimum contribution for 2008 is $250,000.

The table below summarizes the benefits expected to be paid to participants in the plan (in thousands of dollars):

Year	Expected Benefit Payments
2008	$111
2009	144
2010	149
2011	167
2012	181
Years 2013 - 2017	1,388

The weighted average assumption used in the measurement of Grant’s benefit obligation and net periodic pension expense is as follows:

	2007	2006	2005
Discount rate	6.00%	5.75%	6.5%
Expected return on plan assets	8.50%	8.50%	8.50%
Rate of compensation increase	3.00%	3.00%	3.50%

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

Index

Page Forty Nine

The following table provides the pension plan’s asset allocation as of December 31, 2007 and 2006:

	2007	2006
Equity Securities	68%	74%
Debt Securities	27%	20%
Other	5%	6%

The trust fund is sufficiently diversified to maintain a reasonable level of risk without imprudently sacrificing return. The targeted asset allocation and allowable range of allocation is set forth in the table below:

	Target Allocation	Allowable Allocation Range
Equity Securities	70%	40%-80%
Debt Securities	25%	20%-40%
Other	5%	3%-10%

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

The Grant County Bank also maintains a profit sharing plan covering substantially all employees to which contributions are made at the discretion of the board of directors.  Portions of employer contributions to this plan are, at individual employees’ discretion, available to employees as immediate cash payment while portions are allocated for deferred payment to the employee. The portions of the plan contribution by the employer which are allocated for deferred payment to the employee are vested over a five year period.

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

As of December 31, 2007 and 2006, the Banks had outstanding the following commitments (in thousands of dollars):

	2007	2006
Commitments to extend credit	$20,536	$18,933
Standby letter of credit	709	957

Index

Page Fifty

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

Life Insurance
The carrying amount of life insurance contracts is assumed to be a reasonable fair value. Life insurance contracts are carried on the balance sheet at their redemption value as of December 31, 2007.  This redemption value is based on existing market conditions and therefore represents the fair value of the contract.

Off-Balance-Sheet Items
The carrying amount and estimated fair value of off-balance-sheet items were not material at December 31, 2007 or 2006.

Index

Page Fifty One

The carrying amount and estimated fair values of financial instruments as of December 31, 2007 and 2006 are as follows (in thousands of dollars):

	2007		2006
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets:
Cash and due from banks	$7,935	$7,935	$7,111	$7,111
Interest bearing deposits	1,853	1,853	1,624	1,624
Federal funds sold	14,246	14,246	12,210	12,210
Securities held to maturity	0	0	170	170
Securities available for sale	26,090	26,090	23,729	23,729
Restricted investments	1,498	1,498	1,570	1,570
Loans, net	310,199	311,217	292,816	293,661
Interest receivable	2,273	2,273	2,173	2,173
Life insurance contracts	6,300	6,300	6,066	6,066

Financial Liabilities:
Demand and savings deposits	122,341	122,341	118,316	118,316
Time deposits	201,397	203,414	182,168	183,505
Long term debt	11,819	11,921	14,992	14,641
Interest payable	1,132	1,132	1,014	1,014

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

Index

Page Fifty Two

The Company’s actual and required capital amounts and ratios at December 31, 2007is presented in the following table (in thousands of dollars):

	December 31, 2007
			Regulatory Requirements
	Actual		Adequately Capitalized		Well Capitalized
	Amount	Percentage	Amount	Percentage	Amount	Percentage

Total Risk Based Capital Ratio
Highlands Bankshares	$41,329	14.53%	$22,754	8.00%
Capon Valley Bank	15,334	14.78%	8,299	8.00%	$10,374	10.00%
The Grant County Bank	23,877	13.23%	14,437	8.00%	18,047	10.00%

Tier 1 Leverage Ratio
Highlands Bankshares	37,773	9.95%	15,185	4.00%
Capon Valley Bank	14,035	10.00%	5,611	4.00%	7,014	5.00%
The Grant County Bank	21,816	9.09%	9,598	4.00%	11,997	5.00%

Tier 1 Risk Based Capital Ratio
Highlands Bankshares	37,773	13.28%	11,377	4.00%
Capon Valley Bank	14,035	13.53%	4,150	4.00%	6,225	6.00%
The Grant County Bank	21,816	12.09%	7,219	4.00%	10,828	6.00%

The Company’s actual and required capital amounts and ratios at December 31, 2006 is presented in the following table (in thousands of dollars):

	December 31, 2006
			Regulatory Requirements
	Actual		Adequately Capitalized		Well Capitalized
`	Amount	Percentage	Amount	Percentage	Amount	Percentage

Total Risk Based Capital Ratio
Highlands Bankshares	$35,692	13.45%	$21,231	8.00%
Capon Valley Bank	14,237	14.56%	7,825	8.00%	$9,781	10.00%
The Grant County Bank	21,151	12.63%	13,395	8.00%	16,744	10.00%

Tier 1 Leverage Ratio
Highlands Bankshares	32,392	9.26%	13,998	4.00%
Capon Valley Bank	13,011	9.53%	5,463	4.00%	6,829	5.00%
The Grant County Bank	19,076	8.85%	8,624	4.00%	10,780	5.00%

Tier 1 Risk Based Capital Ratio
Highlands Bankshares	32,392	12.21%	10,616	4.00%
Capon Valley Bank	13,011	13.30%	3,912	4.00%	5,869	6.00%
The Grant County Bank	19,076	11.39%	6,697	4.00%	10,046	6.00%

Capital ratios and amounts are applicable both at the individual Bank level and on a consolidated basis.  At December 31, 2007 both subsidiary Banks had capital levels in excess of minimum requirements.

In addition, HBI Life Insurance Company is subject to certain capital requirements and dividend restrictions. At present, HBI Life is well within any capital limitations and no conditions or events have occurred to change this capital status, nor does management expect any such occurrence in the foreseeable future.

Index

Page Fifty Three

Note Eighteen:  Changes in Other Comprehensive Income

The components of changes in other comprehensive income and related tax effects for the years ended December 31, 2007, 2006 and 2005 are as follows (in thousands of dollars):

	2007	2006	2005
Balance January 1	$(586)	$(505)	$(219)

Unrealized holding gains (losses) on available for sale securities net of income taxes of $101,000 for 2007, $50,000 for 2006 and $27,000 for 2005	173	86	46)
Accrued pension obligation net of income taxes of $(76,000) for 2007, $97,000 for 2006 and $141,000 for 2005	128	(167)	(240)
Net change for the year	301	(81)	(286)

Balance December 31	$(285)	$(586)	$(505)

Note Nineteen:  Intangible Assets

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

The Agreement was consummated on October 31, 2005 and the shareholders of Davis were paid a cash purchase price of $5,200,000. In addition to this amount, Highlands incurred additional expenses of $56,000 related to the purchase. Shortly after the purchase, Davis offices became branches of The Grant County Bank. Funding for the purchase was provided by a special, one time dividend from The Grant County Bank to Highlands Bankshares. The purchase of Davis added two banking locations and 11 full time equivalent employees to the operations of Highlands. All operations of Davis subsequent to October 31, 2005 are reflected in the operations of the Company.

Upon acquisition, the net assets of Davis were recorded at fair value. Portions of the cost of acquisition, including expenses incurred relating to the purchase, were allocated as intangible assets. These intangible assets are comprised of both core deposit intangibles and goodwill. The amount of core deposit intangibles was valued based on comparable premiums paid on deposits for purchases of banking branches by other financial institutions in Virginia, West Virginia, and the entire Southeast region of the United States.  After tangible assets were valued at fair value and the allocation made to core deposit intangibles, the remainder of the purchase price was allocated to goodwill. The amount of core deposit intangibles will be amortized over a ten-year period. Goodwill will not be amortized and will be tested for impairment on an annual basis. The goodwill acquired in the acquisition of Davis was not deemed to be impaired at December 31, 2007, 2006 nor 2005.

Amortization of intangibles charged to operations was $176,000 in 2007, $176,000 in 2006 and $38,000 in 2005.

In addition to the intangible assets acquired with the Davis purchase, the Company, at December 31, 2007 has a core deposit intangible of $28,000 (net of accumulated amortization) related to a branch acquisition in the year 2000.

During the fourth quarter of 2007, The Grant County Bank entered into an agreement to contribute $250,000 toward the erection of a performing arts center located within the Company’s primary business area. In return, the bank has been granted naming rights for this performing arts center. The bank is treating this contribution as an intangible asset and is amortizing over a ten year period, beginning in 2008, with a 10% residual asset to remain at the end of the amortization period.

Index

Page Fifty Four

A summary of the Company’s intangible assets at December 31, 2007 and 2006 is shown in the table below (in thousands of dollars):

	Core deposit intangible associated with purchase of Stockman’s Bank	Core deposit intangible associated with purchase of National Bank of Davis	Goodwill associated with purchase of National Bank of Davis	Advertising intangible associated with purchased naming rights	Total
Balance at 12/31/06	$39	$1,459	$1,534	$0	$3,032
Amortization	(11)	(165)	0	0	(176)
Impairment allowance	0	0	0	0	0
Purchase	0	0	0	250	250
Balance at 12/31/07	$28	$1,294	$1,534	$250	$3,106

The expected amortization of the intangible balances at December 31, 2007 for the next five years is summarized in the table below (in thousands of dollars):

Year	Expected Expense
2008	$198
2009	198
2010	194
2011	188
2012	188
Total	$966

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

A summary of the changes to the balance of investments in insurance contracts for the twelve month periods ended December 31, 2006 and December 31, 2007 are shown in the table below (in thousands of dollars):

	2007	2006
Balance, beginning of period	$6,066	$6,396
Increases in value of policies	234	225
Settlement payout	0	(555)
Balance, end of period	$6,300	$6,066

Index

Page Fifty Five

Note Twenty One:   Parent Corporation Only Financial Statements

Balance Sheets
(in thousands of dollars)
	December 31,
	2007	2006
Assets
Cash	$112	$187
Investment in subsidiaries	40,142	37,025
Income taxes receivable	276	0
Other assets	63	40
Total Assets	$40,593	$37,252

Liabilities
Accrued expenses	$0	$71
Income taxes payable	0	105
Other liabilities	0	0
Total Liabilities	0	176

Stockholders’ Equity
Common stock, par value $5 per share, 3,000,000 shares authorized, 1,436,874 issued and outstanding	7,184	7,184
Surplus	1,662	1,662
Retained earnings	32,032	28,816
Other accumulated comprehensive income	(285)	(586)
Total Stockholders’ Equity	40,593	37,076

Total Liabilities and Stockholders’ Equity	$40,593	$37,252

Index

Page Fifty Six

Statements of Income and Retained Earnings
(in thousands of dollars)
	2007	2006	2005
Income
Dividends from subsidiaries	$1,637	$1,651	$1,528
Management fees from subsidiaries	204	240	63
Total Income	1,841	1,891	1,591

Expenses
Salary and benefits expense	358	302	203
Professional fees	175	191	231
Directors fees	73	74	65
Other expenses	131	70	106
Total Expenses	737	637	605

Net income before income tax benefit and undistributed subsidiary net income	1,104	1,254	986

Income tax benefit	211	162	214

Income before undistributed subsidiary net income	1,315	1,416	1,200

Undistributed subsidiary net income	3,338	3,099	2,602

Net Income	$4,653	$4,515	$3,802

Retained earnings, beginning of period	$28,816	$25,651	$23,028
Dividends paid in cash	(1,437)	(1,350)	(1,179)
Net income	4,653	4,515	3,802
Retained earnings, end of period	$32,032	$28,816	$25,651

Index

Page Fifty Seven

Statements of Cash Flows
(in thousands of dollars)

	Years Ended December 31,
	2007	2006	2005
Cash Flows From Operating Activities

Net Income	$4,653	$4,515	$3,802

Adjustments to net income
Undistributed subsidiary income	(3,338)	(3,099)	(2,602)
Depreciation and amortization	8	7	6
Increase (decrease) in payables	(176)	126	(24)
(Increase) decrease in receivables	(271)	24	33
(Increase) decrease in other assets	(36)	(1)	5

Net Cash Provided by Operating Activities	840	1,572	1,220

Cash Flows From Investing Activities

Advances from (payments to) subsidiaries	(777)	(417)	(199)
Received from subsidiaries	1,300	229	177
Purchase of property and equipment	(1)	(1)	(21)
Special dividend from subsidiary	0	0	5,200

Net Cash Provided by (used in) Investing Activities	522	(189)	5,157

Cash Flows From Financing Activities

Purchase of branch operations	0	0	(5,200)
Dividends paid in cash	(1,437)	(1,350)	(1,179)

Net Cash Used in Financing Activities	(1,437)	(1,350)	(6,379)

Net Increase (Decrease) in Cash	(75)	33	(2)

Cash, beginning of year	187	154	156

Cash, end of year	$112	$187	$154

Index

Page Fifty Eight

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Highlands Bankshares, Inc.
Petersburg, West Virginia

We have audited the accompanying consolidated statements of income, stockholders’ equity, and cash flows for the year ended December 31, 2005.   These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of Highlands Bankhares, Inc.’s operations and its cash flows for the year ended December 31, 2005 in conformity with U.S. generally accepted accounting principles.

/s/ S. B. Hoover & Company, L.L.P.

February 28, 2006
Harrisonburg, VA

Index

Page Fifty Nine

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of
Highlands Bankshares, Inc.
Petersburg, West Virginia

We have audited the accompanying consolidated balance sheets of Highlands Bankshares, Inc. and subsidiaries as of December 31, 2007and 2006, and the related consolidated statements of income, stockholders' equity and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the corporation's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The consolidated financial statements of Highlands Bankshares, Inc. for the period ended December 31, 2005, were audited by other auditors whose report dated February 28, 2006, expressed an unqualified opinion on those financial statements.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The corporation is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the corporation’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the 2007 and 2006 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Highlands Bankshares, Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Notes 2 and 14 to the financial statements, Highlands Bankshares, Inc. changed its policy for accounting for its defined benefit pension plan in 2006 to conform with Statement of Financial Accounting Standards No. 158.

/s/ SMITH ELLIOTT KEARNS & COMPANY, LLC

Chambersburg, Pennsylvania
March 27, 2008

Index

Page Sixty

MANAGEMENT’S REPORT ON INTERNAL CONTROLS

Highlands Bankshares, Inc. is responsible for the preparation, integrity, and fair presentation of the consolidated financial statements included in this annual report. The consolidated financial statements and notes included in this annual report have been prepared in conformity with United States generally accepted accounting principles and necessarily include some amounts that are based on management’s best estimates and judgments.

The management of Highland’s Bankshares, Inc. and its wholly owned subsidiaries is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) of the Exchange Act. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements or may not prevent the possibility that a control can be circumvented or overridden Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on the assessment using those criteria, management concluded that the internal control over financial reporting was effective as of December 31, 2007.

/s/ C.E. Porter
C.E. Porter
Chief Executive Officer
March 27, 2008

/s/ R. Alan Miller
R. Alan Miller
Chief Financial Officer
March 27, 2008

Index

Page Sixty One

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A(T).	Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2007. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company’s periodic SEC filings.

This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in the Annual Report.

Changes in Internal Controls

During the period reported upon, there were no significant changes in internal controls of Highlands Bankshares, Inc. pertaining to its financial reporting and control of its assets or in other factors that materially affected or are reasonably likely to materially affect such control.

Item 9B.	Other Information

None.

Index

Page Sixty Two

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information required by this item is set forth as portions of our 2008 Proxy Statement, to be filed within 120 days after the end of the Company’s fiscal year end, and is incorporated herein by reference. Applicable information required by this item can be found in the 2008 Proxy Statement under the following captions:

•	“Compliance with Section 16(a) of the Securities Exchange Act”
•	“ELECTION OF DIRECTORS”
•	“INFORMATION CONCERNING DIRECTORS AND NOMINEES”
•	“REPORT OF THE AUDIT COMMITTEE”

The Company has adopted a Code of Ethics that applies to the Company’s Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer and all directors, officers and employees of the Company.  A copy of the Company’s Code of Ethics covering all employees will be mailed without charge upon request to Corporate Governance, Highlands Bankshares, Inc., P.O. Box 929, Main Street, Petersburg, West Virginia  26847.  Any amendments to or waiver from any provision of the Code of Ethics, applicable to the Company’s Chief Executive Officer, Chief Financial Officer, or Chief Accounting Officer will be disclosed in a timely fashion via the Company’s filing of a Current Report on Form 8-K regarding and amendments to, or waivers of, any provision of the Code of Ethis applicable to the Company’s Chief Executive Officer, Chief Financial Officer or Chief Accounting Officer.

Item 11.	Executive Compensation

Information required by this item is set forth under the caption “EXECUTIVE COMPENSATION” of our 2008 Proxy Statement, to be filed within 120 days after the end of the Company’s fiscal year end, and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this item is set forth under the caption “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT” of our 2008 Proxy Statement, to be filed within 120 days after the end of the Company’s fiscal year end, and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions and Director Independence

Information required by this item is set forth under the caption “CERTAIN RELATED TRANSACTIONS” of our 2008 Proxy Statement, to be filed within 120 days after the end of the Company’s fiscal year end, and is incorporated herein by reference.

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

Index

Page Sixty Three

Item 14.	Principal Accounting Fees and Services

Information required by this item is set forth under the caption “Fees of Independent Registered Certified Public Accountants” of our 2008 Proxy Statement, to be filed within 120 days after the end of the Company’s fiscal year end, and is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)(1)	Financial Statements: Reference is made to Part II, Item 8 of the Annual Report on Form 10-K
(a)(2)	Financial Statement Schedules: These schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes

(a)(3)	Exhibits. The exhibits listed in the “Exhibits Index” on Page 65 of this Annual Report on Form 10-K included herein are filed herewith or are incorporated by reference from previous filings.

(b)	See (a)(3) above
(c)	See (a)(1) and (a)(2) above

Index

Page Sixty Four

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly cause this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HIGHLANDS BANKSHARES, INC.

/s/ C. E. Porter	/s/ R. Alan Miller
C.E. Porter	R. Alan Miller
President & Chief Executive Officer	Chief Financial Officer

Date: March 27, 2008	Date: March 27, 2008

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Signature	Title	Date

Leslie A. Barr		Director

Jack H. Walters	/s/ Jack H. Walters	Director	March 11, 2008

Thomas B. McNeill, Sr.	/s/ Thomas B. McNeill, Sr.	Director	March 11, 2008

L. Keith Wolfe	/s/ L. Keith Wolfe	Director	March 11, 2008

Kathy G. Kimble	/s/ Kathy G. Kimble	Director	March 11, 2008

Steven C. Judy	/s/ Steven C. Judy	Director	March 11, 2008

Courtney R. Tusing	/s/ Courtney R. Tusing	Director	March 11, 2008

John G. Van Meter		Director Chairman of The Board

Alan L. Brill		Director Secretary

C. E. Porter	/s/ C.E. Porter	Director President & CEO Treasurer	March 11, 2008

Index

Page Sixty Five

EXHIBIT INDEX
Exhibit Number	Description
3(i)	Articles of Incorporation of Highlands Bankshares, Inc., as restated, are hereby incorporated by reference to Exhibit 3(i) to Highlands Bankshares Inc.’s Form 10-Q filed November 13, 2007 .
3(ii)	Amended Bylaws of Highlands Bankshares, Inc. are incorporated by reference to Exhibit 3(ii) to Highlands Bankshares Inc.’s Report on Form 8-K filed January 9, 2008
14
Code of Ethics. The HIGHLANDS BANKSHARES, INC. CODE OF BUSINESS CONDUCT AND ETHICS is hereby incorporated by reference filed as Exhibit 14.1 with Highlands Bankshares Inc.’s Report on Form 8-K filed January 14, 2008

21	Subsidiaries of the Registrant (filed herewith)
31.1	Certification of Chief Executive Officer Pursuant to section 302 of the Sarbanes-Oxley Act of 2002 Chapter 63, Title 18 USC Section 1350 (A) and (B).
31.2	Certification of Chief Financial Officer Pursuant to section 302 of the Sarbanes-Oxley Act of 2002 Chapter 63, Title 18 USC Section 1350 (A) and (B).
32.1	Statement of Chief Executive Officer Pursuant to 18 U.S.C. §1350.
32.2	Statement of Chief Financial Officer Pursuant to 18 U.S.C. §1350.

Exhibit 21 Subsidiaries of the Registrant
(a)	The Grant County Bank (incorporated in West Virginia) doing business as The Grant County Bank
(b)	Capon Valley Bank (incorporated in West Virginia) doing business as Capon Valley Bank
(c)	HBI Life Insurance Company (incorporated in Arizona) doing business as HBI Life