Form 10-Q
period 2008-03-31
HIGHLANDS BANKSHARES INC /WV/
filed 2008-05-14
CIK 756862

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filed, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes           ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date. As of April 30, 2007:  1,436,874 shares of Common Stock, $5 Par Value

Index

Page Two

PART I                           FINANCIAL INFORMATION
Item 1.                 Financial Statements

HIGHLANDS BANKSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands of Dollars, Except Per Share Data)

	Three Months Ended March, 31
	2008	2007
	(unaudited)	(unaudited)
Interest Income
Interest and fees on loans	$6,390	$6,069
Interest on federal funds sold	148	157
Interest on deposits in other banks	17	30
Interest and dividends on securities	282	310
Total Interest Income	6,837	6,566

Interest Expense
Interest on deposits	2,448	2,290
Interest on borrowed money	134	158
Total Interest Expense	2,582	2,448

Net Interest Income	4,255	4,118

Provision for Loan Losses	179	173

Net Interest Income After Provision for Loan Losses	4,076	3,945

Non-interest Income
Service Charges	379	288
Gains on securities	87	0
Other non-interest income	191	183
Total Non-interest Income	657	471

Non-interest Expense
Salaries and employee benefits	1,560	1,448
Equipment and occupancy expense	350	355
Data processing expense	208	210
Directors fees	96	97
Legal and professional fees	137	134
Other non-interest expense	435	414
Total Non-interest Expense	2,786	2,658

Income Before Provision For Income Taxes	1,947	1,758

Provision for Income Taxes	709	637

Net Income	$1,238	$1,121

Per Share Data
Net Income	$.86	$.78
Cash Dividends	$.27	$.25
Weighted Average Common Shares Outstanding	1,436,874	1,436,874
The accompanying notes are an integral part of these statements.

Index

Page Three

HIGHLANDS BANKSHARES, INC.
CONSOLIDATED BALANCE SHEETS
(In Thousands of Dollars)

	March 31, 2008	December 31, 2007
	(unaudited)	(audited)
ASSETS
Cash and due from banks—non-interest bearing	$8,637	$7,935
Deposits in other banks—interest bearing	2,669	1,853
Federal funds sold	21,714	14,246
Securities available for sale, at market value	19,626	26,090
Restricted investments	1,519	1,498
Loans	311,287	310,199
Allowance for loan losses	(3,574)	(3,577)
Bank premises and equipment, net of depreciation	8,175	8,104
Interest receivable	2,152	2,273
Investment in life insurance contracts	6,360	6,300
Goodwill	1,534	1,534
Other intangible assets	1,523	1,572
Other Assets	2,832	2,909

Total Assets	$384,454	$380,936

LIABILITIES
Non-interest bearing deposits	$51,952	$48,605
Savings and interest bearing demand deposits	74,317	73,736
Time deposits	199,647	201,397
Total Deposits	325,916	323,738

Long term debt	11,665	11,819
Accrued expenses and other liabilities	5,678	4,786

Total Liabilities	343,259	340,343

STOCKHOLDERS’ EQUITY
Common Stock, $5 par value, 3,000,000 shares authorized, 1,436,874 shares issued and outstanding	7,184	7,184
Surplus	1,662	1,662
Retained Earnings	32,535	32,032
Other accumulated comprehensive loss	(186)	(285)
Total Stockholders’ Equity	41,195	40,593

Total Liabilities and Stockholders’ Equity	$384,454	$380,936

The accompanying notes are an integral part of these statements.

Index

Page Four

HIGHLANDS BANKSHARES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In Thousands of Dollars)

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balances at December 31, 2006	$7,184	$1,662	$28,816	$(586)	$37,076

Net Income			1,121		1,121
Change in other comprehensive income				27	27

Total Comprehensive Income					1,148

Dividends Paid			(359)		(359)

Balances March 31, 2007	$7,184	$1,662	$29,578	$(559)	$37,865

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balances at December 31, 2007	$7,184	$1,662	$32,032	$(285)	$40,593

Net Income			1,238		1,238
Cumulative effect adjustment to retained earnings for change in accounting principle			(347)		(347)
Change in other comprehensive income				99	99

Total Comprehensive Income					990

Dividends Paid			(388)		(388)

Balances March 31, 2008	$7,184	$1,662	$32,535	$(186)	$41,195
The accompanying notes are an integral part of these statements.

Index

Page Five

HIGHLANDS BANKSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands of Dollars)
	Three Months Ended March 31,
	2008	2007
	(unaudited)	(unaudited)
Cash Flows From Operating Activities
Net Income	$1,238	$1,121
Adjustments to reconcile net income to net
cash provided by operating activities
(Gain) on investment securities	(87)	0
Depreciation	170	172
Income from insurance contracts	(60)	(55)
Net amortization of securities	(116)	(52)
Provision for loan losses	179	173
Amortization of intangibles	49	44
Decrease in interest receivable	121	45
Decrease (increase) in other assets	77	(7)
Increase in accrued expenses and other liabilities	544	687
Net Cash Provided by Operating Activities	2,115	2,128

Cash Flows From Investing Activities
Increase in federal funds sold	(7,468)	(7,444)
Proceeds from maturities of securities available for sale	10,117	2,258
Purchase of securities available for sale	(3,350)	(772)
Decrease (increase) in restricted investments	(21)	76
(Increase) in interest bearing deposits in other banks	(816)	(1,511)
Purchase of property and equipment	(241)	(46)
Net Increase in Loans	(1,270)	(5,257)
Net Cash Used in Investing Activities	(3,049)	(12,696)

Cash Flows From Financing Activities
Net increase in deposits	2,178	14,422
Repayment of long term debt	(154)	(2,442)
Dividends paid in cash	(388)	(359)
Net Cash Provided by Financing Activities	1,636	11,621

Net Increase in Cash and Cash Equivalents	702	1,053

Cash and Cash Equivalents, Beginning of Period	7,935	7,111

Cash and Cash Equivalents, End of Period	$8,637	$8,164

Supplemental Disclosures
Cash paid for income taxes	$0	$140
Cash paid for interest	$2,685	$2,366
The accompanying notes are an integral part of these statements.

Index

Page Six

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1	ACCOUNTING PRINCIPLES

The consolidated financial statements conform to U. S. generally accepted accounting principles and to general industry practices.  In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting solely of normal recurring adjustments, necessary to present fairly the financial position as of March 31, 2008 and the results of operations for the three month periods ended March 31, 2008 and 2007.

The results of operations for the three month periods ended March 31, 2008 and 2007 are not necessarily indicative of the results to be expected for the full year.

The notes included herein should be read in conjunction with the notes to financial statements included in the Company’s 2007 annual report on Form 10-K.

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

The amortized cost and market value of securities as of March 31, 2008 and December 31, 2007 is shown in the table below (in thousands of dollars). All of the securities on the Company’s balance sheet are classified as available for sale.

	March 31, 2008		December 31, 2007
	Amortized	Market	Amortized	Market
	Cost	Value	Cost	Value
Available For Sale Securities
U.S. Treasuries and Agencies	$8,588	$8,801	$15,040	$15,245
Mortgage backed securities	7,823	8,005	7,718	7,784
Obligations of states and municipalities	2,759	2,794	3,034	3,039
Marketable equities	28	26	28	22
Total Available For Sale Securities	$19,198	$19,626	$25,820	$26,090

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

NOTE 3	INVESTMENT IN INSURANCE CONTRACTS

Investment in insurance contracts consist of single premium insurance contracts which have the dual purposes of providing a rate of return to the Company which approximately equals the Company’s average cost of funds and of providing life insurance and retirement benefits to certain executives.

Index

Page Seven

NOTE 4	LOANS

A summary of loans outstanding as of March 31, 2008 and December 31, 2007 is shown in the table below (in thousands of dollars):

	March 31,	December 31,
	2008	2007
Loan Type
Commercial	$81,871	$79,892
Real Estate construction	16,757	15,560
Real Estate mortgage	167,629	169,122
Consumer installment	45,030	45,625
Total Loans	$311,287	$310,199

In addition to loans to fund construction and traditional mortgage loans, portions of the portfolio identified as commercial are also secured by real estate.  At March 31, 2008, the total balance of loans in the portfolio secured by real estate was $242,103,000.

NOTE 5	ALLOWANCE FOR LOAN LOSSES

A summary of the transactions in the allowance for loan losses for the three month periods ended March 31, 2008 and 2007 is shown below (in thousands of dollars):

	2008	2007
Balance, beginning of period	$3,577	$3,482
Provisions charged to operations	179	173
Loan recoveries	39	94
Loan charge-offs	(221)	(162)
Balance, end of period	$3,574	$3,587

NOTE 6	DEPOSITS

Balances of time deposits over $100,000 and of all other time deposits at March 31, 2008 and December 31, 2007 are shown below (in thousands of dollars):

	March 31,	December 31,
	2008	2007
Time deposits over $100,000	$65,160	$65,486
All other time deposits	134,487	135,911
Total Time Deposits	$199,647	$201,397

Interest expense for time deposits over $100,000 and for all other time deposits for the three month periods ended March 31, 2008 and 2007 is shown below (in thousands of dollars):

	2008	2007
Time deposits over $100,000	$780	$673
All other time deposits	1,480	1,617
Total interest paid on time deposits	$2,260	$2,290

Index

Page Eight

NOTE 7	EMPLOYEE BENEFITS

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

The Grant County Bank is a member of the West Virginia Bankers' Association Retirement Plan.  Benefits under the plan are based on compensation and years of service with 100% vesting after seven years of service.  Prior to 2002, the Plan's assets were in excess of the projected benefit obligations and thus the Bank was not required to make contributions to the Plan in 2003, 2002 or 2001. The bank was required to make contributions in 2005, 2006 and 2007 and made a contribution to the plan during the first quarter of 2008.  The Bank has recognized liabilities of $117,000 at March 31, 2008 as a result of this shortfall.  The following table provides the components of the net periodic benefit cost for the plan for the three month periods ended March 31, 2008 and 2007 (in thousands of dollars):

	2008	2007
Service cost	$31	$34
Interest cost	50	49
Expected return on plan assets	(53)	(50)
Amortization of unrecognized prior service costs	2	2
Recognized net actuarial loss	16	7

Net periodic expense	$46	$42

NOTE 8	DEBT INSTRUMENTS

As it becomes necessary, the Company borrows money from the Federal Home Loan Bank of Pittsburgh (FHLB) to meet specific funding needs.  The interest rates of the notes payable as of March 31, 2008 range from 3.80% to 6.12%.  The weighted average interest rate was 4.54% at March 31, 2008. The debt is secured by the general assets of the Banks.

NOTE 9	EARNINGS PER SHARE

There have been no changes in the Company’s outstanding shares of common stock since the third quarter of 2002. In April 2008, the Company announced a share repurchase program authorizing repurchase of up to 100,000 shares of the Company’s common stock. Should shares be repurchased under this plan, it will affect the Company’s outstanding shares and the number of weighted average shares outstanding for the purpose of earnings per share calculations in future periods.

NOTE 10	ADJUSTMENT TO RETAINED EARNINGS FOR CHANGE IN ACCOUNTING PRINCIPLE

In 2006, the FASB issued EITF 06-04 and 06-10. These EITF pronouncements require that companies which own life insurance policies insuring employees and for which the employees receive a portion of the death benefits of the policies (commonly referred to as “split dollar” policies) and for which these death benefits to the employee continue post retirement record a liability for the present value of the cost of these post retirement death benefits. These EITF pronouncements became effective for Highlands Bankshares on January 1, 2008.

Index

Page Nine

These EITF pronouncements provided an option for affected companies to record the resulting liability as a cumulative effect adjustment to retained earnings at the beginning of the period in which recorded or to record through retrospective application to prior periods. Highlands Bankshares opted to record the liability as a cumulative effect adjustment to prior period retained earnings and as such recorded a liability and corresponding reduction of prior period retained earnings of $347,000. There is no corresponding deferred tax consequence relating to this liability. The recording of the cumulative effect adjustment to prior period retained earnings is reflected in the March 31, 2008 balance of retained earnings and is shown as an adjustment to retained earnings in the Consolidated Statement of Changes in Stockholders’ Equity.

NOTE 11	FAIR VALUE MEASUREMENTS

SFAS No. 157, Fair Value Measurements, defines fair value, establishes a framework for measuring fair value, establishes a three-level valuation hierarchy for disclosure of fair value measurement and enhances disclosure requirements for fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined as follow:

•	Level One: Inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.
•
Level Two: Inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

•	Level Three: Inputs to the valuation methodology are unobservable and significant to the fair value measurement.

Following is a description of the valuation methodologies used for instruments measured at fair value on the Company’s balance sheet, as well as the general classification of such instruments pursuant to the valuation hierarchy:

Securities

Where quoted prices are available in an active market, securities are classified within level 1 of the valuation hierarchy. Level 1 securities would include highly liquid government bonds, mortgage products and exchange traded equities. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics, or discounted cash flow. Level 2 securities would include U.S. agency securities, mortgage-backed agency securities, obligations of states and political subdivisions and certain corporate, asset backed and other securities. In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within level 3 of the valuation hierarchy.  Currently, all of the Company’s securities are considered to be Level 2 securities.

Impaired loans

SFAS No. 157 applies to loans measured for impairment using the practical expedients permitted by SFAS No. 114, Accounting by Creditors for Impairment of a Loan, including impaired loans measured at an observable market price (if available), or at the fair value of the loan’s collateral (if the loan is collateral dependent). Fair value of the loan’s collateral, when the loan is dependent on collateral, is determined by appraisals or independent valuation which is then adjusted for the cost related to liquidation of the collateral.

Other Real Estate Owned

Certain assets such as other real estate owned (OREO) are measured at fair value less cost to sell. We believe that the fair value component in its valuation follows the provisions of SFAS No. 157.

Index

Page Ten

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following discussion focuses on significant results of the Company’s operations and significant changes in our financial condition or results of operations for the periods indicated in the discussion. This discussion should be read in conjunction with the preceding financial statements and related notes, as well as the Company’s Annual Report on Form 10-K for the period ended December 31, 2007.  Current performance does not guarantee, and may not be indicative of, similar performance in the future.

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

Disclosure of the Company’s significant accounting policies is included in Note Two to the Consolidated Financial Statements of the Company’s Annual Report on Form 10-K for the period ended December 31, 2007. Some of the policies are particularly sensitive, requiring significant judgments, estimates and assumptions by management.

The allowance for loan losses is an estimate of the losses that may be sustained in the loan portfolio. The allowance is based on two basic principles of accounting: (i) SFAS No. 5, Accounting for Contingencies, which requires that losses be accrued when they are probable of occurring and estimable and (ii) SFAS No. 114, Accounting by Creditors for Impairment of a Loan, which requires that losses be accrued based on the differences between the value of collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance. Additional information pertaining to the allowance for loan losses and provision for loan losses is contained on pages 14 and 15 of this report.

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

Index

Page Eleven

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS 157).  SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  SFAS 157 does not require any new fair value measurements, but provides enhanced guidance to other pronouncements that require or permit assets or liabilities to be measured at fair value.  This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those years.  As of December 1, 2007, the FASB has proposed a one-year deferral for the implementation of the Statement for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis.  SFAS 157 had no material impact on the Company’s March 31, 2008 financial statements. Additional disclosure information required by this pronouncement is included as a footnote to the financial statements.

In 2006, the FASB issued EITF 06-04 and 06-10. These EITF pronouncements require that companies which own life insurance policies insuring employees and for which the employees receive a portion of the death benefits of the policies (commonly referred to as “split dollar” policies) and for which these death benefits to the employee continue post retirement record a liability for the present value of the cost of these post retirement death benefits. These EITF pronouncements became effective for Highlands Bankshares on January 1, 2008. These EITF pronouncements provided an option for affected companies to record the resulting liability as a cumulative effect adjustment to retained earnings at the beginning of the period in which recorded or to record through retrospective application to prior periods. Highlands Bankshares opted to record the liability as a cumulative effect adjustment to prior period retained earnings and as such recorded a liability and corresponding reduction of prior period retained earnings of $347,000. There is no corresponding deferred tax consequence relating to this liability.

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

Index

Page Twelve

Overview of First Quarter Results

Income for the quarter increased 10.44% as compared to the first quarter of 2007. Annualized return on average assets was 1.30% compared to 1.24% a year ago and annualized return on average equity for the quarter was 12.20% compared to 12.00% for the first quarter of 2007.

Net interest income, on a fully taxable equivalent basis increased 3.26% over the first quarter of 2007 as earning assets continued to increase.  Although total net interest income, on a fully taxable equivalent basis increased, the Company’s net interest margin decreased twelve basis points as declines in average rates earned on earning assets outpaced declines in average rates paid on interest bearing liabilities.

Non-interest income increased largely as a result of increases in income from deposit account service charges. Also, the Company recorded non-recurring income of $87,000 during the first quarter of 2008 relating to the recording of gains on called debt securities.

Non-interest expense increased in large part due to an increase in employee costs.

Net Interest Income

Net interest income, on a fully taxable equivalent basis, increased 3.26% from the first quarter of 2007 to the first quarter of 2008.

Although total net interest income increased, the Company has experienced a slight decline in its net interest margin. The ratio of balances of average earning assets to average balances of interest bearing liabilities was unchanged from 2007 to 2008 at 1.24, however, average rates on earning assets decreased 12 basis points from the first quarter of 2007 to the same period in 2008 while average rates paid on interest bearing liabilities was substantially unchanged. The larger decrease in average rates earned on earning assets occurred because of a decrease in the percentage of loans, which typically earn a higher rate of return as compared to the Company’s other earning assets, of total earning assets and because as the Federal Reserve Board (the “Fed”) lowered interest rates throughout 2007, other earning assets, which typically have shorter maturities than loans or time deposits, repriced downward quickly.

In addition, the Company’s largest portion of interest expense is comprised of time deposits. Although time deposits, due to maturities, are expected by the Company to reprice downward in the coming periods, this repricing has lagged behind the decrease in rates earned on earning assets other than loans. As of March 31, 2008, the Company had balances of liquid funds, mostly in the form of federal funds sold, greater than seen during previous quarters. Because of larger balances of liquid funds, Management anticipates that, in the immediately upcoming quarters, the need for offering above market rates to attract new deposits will lessen. Therefore, although management expects a continued slight decline in net interest margins, the expectation is that the decrease will not be significant, and that net interest income will continue to increase.

Index

Page Thirteen

The table below sets forth an analysis of net interest income for the three month periods ended March 31, 2008 and 2007 (Average balances and interest/expense shown in thousands of dollars):

	2008			2007
	Average	Income/		Average	Income/
	Balance	Expense	Rate	Balance	Expense	Rate
Interest Income
Loans[1,2]	$310,635	$6,390	8.23%	$296,342	$6,069	8.19%
Federal funds sold	20,110	148	2.94%	13,418	157	4.68%
Interest bearing deposits	2,306	17	2.95%	2,383	30	5.04%
Taxable investment securities	20,522	255	4.97%	21,994	283	5.15%
Nontaxable investment securities[3]	3,009	42	5.58%	2,879	44	6.11%
Total Earning Assets	356,582	6,852	7.69%	337,016	6,583	7.81%

Cash and cash equivalents	7,510			7,661
Allowance for loan losses	(3,580)			(3,533)
Insurance contracts	6,323			6,086
Non-earning assets	15,999			15,384
Total Assets	$382,834			$362,614

Interest Expense
Interest bearing demand deposits	$23,939	$35	.58%	$26,450	$58	.88%
Savings and money markets	49,876	146	1.17%	44,627	147	1.32%
Time deposits	201,324	2,267	4.50%	187,028	2,085	4.41%
Long term debt	11,751	134	4.56%	13,724	158	4.61%
Total Interest Bearing Liabilities	286,890	2,582	3.60%	271,829	2,448	3.60%

Demand deposits	50,003			48,200
Other liabilities	5,124			5,126
Stockholders’ equity	40,817			37,459
Total liabilities and stockholders’ equity	$382,834			$362,614

Net Interest Income		$4,270			$4,135

Net Yield on Earning Assets[3]			4.79%			4.91%

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

Index

Page Fourteen

Credit Quality and Allowance for Loan Losses

Non-performing loans decreased 28.32% from December 31, 2007 to March 31, 2008. Non-performing loans represented .77% of gross loans at March 31, 2008 and 1.08% of gross loans at December 31, 2007.

The following table summarizes the Company’s non-performing loans at March 31, 2008 and December 31, 2007 (in thousands of dollars):

	March 31,	December 31,
	2008	2007
Non-accrual loans	$1,151	$916
Loans past due 90 days and still accruing interest	1,256	2,244
Restructured loans	0	198
Total non-performing loans	$2,407	$3,358

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

Page Fifteen

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

The following table shows the allocation for loans in the loan portfolio and the corresponding amounts of the allowance allocated by loan type as of March 31, 2008 and December 31, 2007 (in thousands of dollars):

	March 31, 2008		December 31, 2007
		Percent of		Percent of
	Amount	Loans	Amount	Loans
Loan Type
Commercial	$1,153	26%	$1,140	26%
Mortgage and construction	1,074	60%	1,200	59%
Consumer	1,220	14%	1,172	15%
Unallocated	127		65
Totals	$3,574		$3,577

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

The following table summarizes the Company’s net charge-offs by loan type for the three month periods ended March 31, 2008 and 2007 (in thousands of dollars):

	2008	2007
Charge-offs
Commercial	$(14)	$(12)
Mortgage and construction	(78)	(5)
Consumer	(129)	(145)
Total Charge-offs	(221)	(162)

Recoveries
Commercial	13	30
Mortgage	0	0
Consumer	26	64
Total Recoveries	39	94

Total Net Charge-offs	$(182)	$(68)

The provision for loan losses taken during the first quarter of 2008 was $6,000 greater than that taken during the same quarter in 2007. The ratio of the allowance for loan losses to gross loans remained steady from December 31, 2007 to March 31, 2008 at 1.15%.  The ratio of allowance for loan losses to nonperforming loans was 1.48 at March 31, 2008 compared to 1.07 at December 31, 2007.

Index

Page Sixteen

Non-interest Income

Non-interest income increased 39.49% for the first quarter of 2008 as compared to the same period in 2007. This increase was impacted most by an increase in income received from customer deposit account service charges, due to continued growth in deposit balances and the implementation by The Grant County Bank during the last quarter of 2007 of a courtesy overdraft program, which resulted in an increase in non-sufficient funds fees collected by that bank.

In addition, as interest rates continue to fall, the Company has experienced an increase in debt securities with call features in its portfolio being called before the expected maturity dates, which resulted in realized gains of $87,000 recorded during the first quarter of 2008 as compared to no similar recorded gains during the first three months of 2007.

Non-interest Expense

Non-interest expense increased 4.82% for the first three months of 2008 as compared to 2007.

Equipment and occupancy and data processing expense declined slightly from 2007 to 2008, as did legal and professional fees. This decrease was offset by a 7.73% increase in the costs of employee salaries and benefits which arose largely as a result of customary employee salary increases and inflationary effects on the cost of employee benefit insurance.
.
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

The parent Company’s operating funds, funds with which to pay shareholder dividends and funds for the exploration of new business ventures have been supplied primarily through dividends paid by the Company’s subsidiary banks Capon Valley Bank (CVB) and The Grant County Bank (GCB).  The various regulatory authorities impose restrictions on dividends paid by a state bank.  A state bank cannot pay dividends without the consent of the relevant banking authorities in excess of the total net profits of the current year and the combined retained profits of the previous two years.  As of April 1, 2008, the subsidiary banks could pay dividends to Highlands Bankshares, Inc. of approximately $7,235,000 without permission of the regulatory authorities.

Index

Page Seventeen

Capital

The Company seeks to maintain a strong capital base to expand facilities, promote public confidence, support current operations and grow at a manageable level.  As of March 31, 2008, the Company was above the regulatory minimum levels of capital. The table below summarizes the capital ratios for the Company and its subsidiary banks as of March 31, 2008 and December 31, 2007:

	March 31, 2008		December 31, 2007
	Actual	Regulatory	Actual	Regulatory
	Ratio	Minimum	Ratio	Minimum
Total Risk Based Capital Ratio
Highlands Bankshares	14.69%	8.00%	14.53%	8.00%
Capon Valley Bank	14.48%	8.00%	14.78%	8.00%
The Grant County Bank	13.63%	8.00%	13.23%	8.00%

Tier 1 Leverage Ratio
Highlands Bankshares	10.09%	4.00%	9.95%	4.00%
Capon Valley Bank	9.90%	4.00%	10.00%	4.00%
The Grant County Bank	9.36%	4.00%	9.09%	4.00%

Tier 1 Risk Based Capital Ratio
Highlands Bankshares	13.44%	4.00%	13.28%	4.00%
Capon Valley Bank	13.23%	4.00%	13.53%	4.00%
The Grant County Bank	12.48%	4.00%	12.09%	4.00%

In April of 2008, Highlands Bankshares announced that its Board of Directors had authorized the Company’s management to repurchase up to 100,000 shares of the Company’s outstanding common stock. Repurchase of the Company’s common stock outstanding will have the effect of lowering capital. The relative size of the reduction in capital will depend upon the actual number of shares repurchased under the announced repurchase plan. Management and the board of directors feels that the Company and both subsidiary banks current levels of capitalization as compared to regulatory minimums are such that the effects on capital of this repurchase program will not reduce capital to an extent that any type of regulatory action will occur as a result of lowered capital levels.

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

Page Eighteen

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in Quantitative and Qualitative Disclosures about Market Risk as reported in the Company’s Annual Report on Form 10-K for the period ended December 31, 2007.

Item 4. Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2008. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective as of March 31, 2008. The company has established procedures undertaken during the normal course of business in an effort to reasonably ensure that fraudulent activity of either an amount material to these results or in any amount is not occurring.

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

Item 1A. Risk Factors

There have been no material changes to the Company’s risk factors since these factors were previously disclosed in the Company’s Annual Report on Form 10-K for the period ended December 31, 2007.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.    Defaults Upon Senior Securities

None

Item 4.    Submission of Matters to a Vote of Security Holders

None

Item 5.    Other Information

None

Index

Page Nineteen

Item 6.     Exhibits

EXHIBIT INDEX
Exhibit Number	Description
3(i)	Articles of Incorporation of Highlands Bankshares, Inc., as restated, are hereby incorporated by reference to Exhibit 3(i) to Highlands Bankshares Inc.’s Form 10-Q filed November 13, 2007 .
3(ii)	Amended Bylaws of Highlands Bankshares, Inc. are incorporated by reference to Exhibit 3(ii) to Highlands Bankshares Inc.’s Report on Form 8-K filed January 9, 2008.
31.1	Certification of Chief Executive Officer Pursuant to section 302 of the Sarbanes-Oxley Act of 2002 Chapter 63, Title 18 USC Section 1350 (A) and (B).
31.2	Certification of Chief Financial Officer Pursuant to section 302 of the Sarbanes-Oxley Act of 2002 Chapter 63, Title 18 USC Section 1350 (A) and (B).
32.1	Statement of Chief Executive Officer Pursuant to 18 U.S.C. §1350.
32.2	Statement of Chief Financial Officer Pursuant to 18 U.S.C. §1350.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HIGHLANDS BANKSHARES, INC.

/s/ C.E. Porter
C.E. Porter
President & Chief Executive Officer

/s/ R. Alan Miller
R. Alan Miller
Chief Financial Officer
May 13, 2008