Form 10-Q
period 2008-06-30
HIGHLANDS BANKSHARES INC /WV/
filed 2008-08-14
CIK 756862

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008

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

Large Accelerated Filer [ ]	Accelerated Filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   [  ] Yes  [X] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date. As of July 31, 2008:  1,336,873 shares of Common Stock, $5 Par Value

Index

Page Two
PART I	FINANCIAL INFORMATION
Item 1.	Financial Statements

HIGHLANDS BANKSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands of Dollars, Except Per Share Data)

	Six Months Ended June 30
	2008	2007
	(unaudited)	(unaudited)
Interest Income
Interest and fees on loans	$12,612	$12,359
Interest on federal funds sold	223	405
Interest on deposits in other banks	31	70
Interest and dividends on securities	541	650
Total Interest Income	13,407	13,484

Interest Expense
Interest on deposits	4,551	4,806
Interest on borrowed money	235	303
Total Interest Expense	4,786	5,109

Net Interest Income	8,621	8,375

Provision for Loan Losses	398	341

Net Interest Income After Provision for Loan Losses	8,223	8,034

Non-interest Income
Service Charges	819	632
Gains on securities	109	0
Gains on sale of fixed assets	25	0
Other non-interest income	384	333
Total Non-interest Income	1,337	965

Non-interest Expense
Salaries and employee benefits	3,141	2,963
Equipment and occupancy expense	679	691
Data processing expense	416	428
Directors fees	198	183
Legal and professional fees	265	277
Other non-interest expense	962	918
Total Non-interest Expense	5,661	5,460

Income Before Provision For Income Taxes	3,899	3,539

Provision for Income Taxes	1,440	1,295

Net Income	$2,459	$2,244

Per Share Data
Net Income	$1.72	$1.56
Cash Dividends	$.54	$.50
Weighted Average Common Shares Outstanding	1,429,295	1,436,874
The accompanying notes are an integral part of these statements.

Index

Page Three

HIGHLANDS BANKSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands of Dollars, Except Per Share Data)

	Three Months Ended June 30
	2008	2007
	(unaudited)	(unaudited)
Interest Income
Interest and fees on loans	$6,222	$6,290
Interest on federal funds sold	75	249
Interest on deposits in other banks	14	40
Interest and dividends on securities	259	338
Total Interest Income	6,570	6,917

Interest Expense
Interest on deposits	2,103	2,515
Interest on borrowed money	101	145
Total Interest Expense	2,204	2,660

Net Interest Income	4,366	4,257

Provision for Loan Losses	219	168

Net Interest Income After Provision for Loan Losses	4,147	4,089

Non-interest Income
Service Charges	440	345
Gains on securities	22	0
Gain on sale of fixed assets	25	0
Other non-interest income	193	150
Total Non-interest Income	680	495

Non-interest Expense
Salaries and employee benefits	1,581	1,515
Equipment and occupancy expense	329	336
Data processing expense	208	219
Directors fees	102	86
Legal and professional fees	128	143
Other non-interest expense	527	504
Total Non-interest Expense	2,875	2,803

Income Before Provision For Income Taxes	1,952	1,781

Provision for Income Taxes	731	658

Net Income	$1,221	$1,123

Per Share Data
Net Income	$.86	$.78
Cash Dividends	$.27	$.25
Weighted Average Common Shares Outstanding	1,421,548	1,436,874
The accompanying notes are an integral part of these statements.

Index

Page Four

HIGHLANDS BANKSHARES, INC.
CONSOLIDATED BALANCE SHEETS
(In Thousands of Dollars)

	June 30, 2008	December 31, 2007
	(unaudited)	(audited)
ASSETS
Cash and due from banks—non-interest bearing	$8,486	$7,935
Deposits in other banks—interest bearing	689	1,853
Federal funds sold	5,786	14,246
Securities available for sale, at market value	24,389	26,090
Restricted investments	1,575	1,498
Loans	313,460	310,199
Allowance for loan losses	(3,682)	(3,577)
Bank premises and equipment, net of depreciation	8,081	8,104
Interest receivable	2,321	2,273
Investment in life insurance contracts	6,420	6,300
Goodwill	1,534	1,534
Other intangible assets	1,473	1,572
Other Assets	2,677	2,909

Total Assets	$373,209	$380,936

LIABILITIES
Non-interest bearing deposits	$50,626	$48,605
Savings and interest bearing demand deposits	74,478	73,736
Time deposits	194,073	201,397
Total Deposits	319,177	323,738

Long term debt	10,083	11,819
Accrued expenses and other liabilities	4,738	4,786

Total Liabilities	333,998	340,343

STOCKHOLDERS’ EQUITY
Common stock ($5 par value, 3,000,000 shares authorized, 1,436,874 shares issued)	7,184	7,184
Surplus	1,662	1,662
Retained earnings	33,369	32,032
Other accumulated comprehensive loss	(454)	(285)
Treasury stock (at cost, 76,441 shares at June 30, 2008)	(2,550)	0
Total Stockholders’ Equity	39,211	40,593

Total Liabilities and Stockholders’ Equity	$373,209	$380,936

The accompanying notes are an integral part of these statements.

Index

Page Five

HIGHLANDS BANKSHARES, INC
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In Thousands of Dollars)

	Common Stock	Surplus	Treasury Stock	Retained arnings	Accumulated Other Comprehensive Income	Total
Balances at December 31, 2006	$7,184	$1,662	$0	$28,816	$(586)	$37,076

Net Income				2,244		2,244
Change in other comprehensive income					(33)	(33)
Total comprehensive income						2,211

Dividends Paid				(718)		(718)

Balances at June 30, 2007	$7,184	$1,662	$0	$30,342	$(619)	$38,569

	Common Stock	Surplus	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balances at December 31, 2007	$7,184	$1,662	$0	$32,032	$(285)	$40,593

Net Income				2,459		2,459
Change in other comprehensive income					(169)	(169)
Cumulative effect adjustment to retained earnings for change in accounting principle				(347)		(347)
Total comprehensive Income						1,943

Treasury stock repurchased			(2,550)			(2,550)
Dividends paid				(775)		(775)

Balances at June 30, 2008	$7,184	$1,662	$(2,550)	$33,369	$(454)	$39,211

Index

Page Six

HIGHLANDS BANKSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands of Dollars)
	Six Months Ended June 30,
	2008	2007
	(unaudited)	(unaudited)
Cash Flows From Operating Activities
Net Income	$2,459	$2,244
Adjustments to reconcile net income to net
cash provided by operating activities
(Gain) on investment securities	(109)	0
(Gain) on sale of fixed asset	(25)	0
Depreciation	340	345
Income from insurance contracts	(120)	(115)
Net amortization of securities	41	(51)
Provision for loan losses	398	341
Amortization of intangibles	99	88
Decrease (increase) in interest receivable	(48)	(273)
Decrease (increase) in other assets	232	(154)
Increase (decrease) in accrued expenses and other liabilities	(395)	76
Net Cash Provided by Operating Activities	2,872	2,501

Cash Flows From Investing Activities
Increase (decrease) in federal funds sold	8,460	(3,517)
Proceeds from maturities of securities available for sale	14,138	4,733
Purchase of securities available for sale	(12,537)	(7,532)
Decrease (increase) in restricted investments	(77)	67
Decrease (increase) in interest bearing deposits in other banks	1,164	(422)
Purchase of property and equipment	(293)	(303)
Net Increase in Loans	(3,554)	(10,450)
Net Cash Provided by (Used in) Investing Activities	7,301	(17,424)

Cash Flows From Financing Activities
Net change in deposits	(4,561)	20,785
Repayment of long term debt	(1,736)	(2,584)
Purchase of treasury stock	(2,550)	0
Dividends paid in cash	(775)	(718)
Net Cash Provided (Used in) by Financing Activities	(9,622)	17,483

Net Increase (decrease) in Cash and Cash Equivalents	551	2,560

Cash and Cash Equivalents, Beginning of Period	7,935	7,111

Cash and Cash Equivalents, End of Period	$8,486	$9,671

Supplemental Disclosures
Cash paid for income taxes	$1,287	$1,626
Cash paid for interest	$4,986	$5,029
The accompanying notes are an integral part of these statements.

Index

Page Seven

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1	ACCOUNTING PRINCIPLES

These consolidated financial statements conform to U. S. generally accepted accounting principles and to general industry practices.  In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting solely of normal recurring adjustments, necessary to present fairly the financial position as of June 30, 2008 and the results of operations for the three and six month periods ended June 30, 2008 and 2007.

The results of operations for the three and six month periods ended June 30, 2008 and 2007 are not necessarily indicative of the results to be expected for the full year.

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

The amortized cost and market value of securities as of June 30, 2008 and December 31, 2007 is shown in the table below (in thousands of dollars). All of the securities on the Company’s balance sheet are classified as available for sale.

	June 30, 2008		December 31, 2007
	Amortized	Market	Amortized	Market
	Cost	Value	Cost	Value
Available For Sale Securities
U.S. Treasuries and Agencies	$8,750	$8,788	$15,040	$15,245
Mortgage backed securities	11,521	11,487	7,718	7,784
Obligations of states and municipalities	4,087	4,087	3,034	3,039
Marketable equities	28	27	28	22
Total Available For Sale Securities	$24,386	$24,389	$25,820	$26,090

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

Index

Page Eight

NOTE 4	LOANS

A summary of loans outstanding as of June 30, 2008 and December 31, 2007 is shown in the table below (in thousands of dollars):

	June 30,	December 31,
	2008	2007
Loan Type
Commercial	$84,379	$79,892
Real Estate construction	21,380	15,560
Real Estate mortgage	161,676	169,122
Consumer installment	46,025	45,625
Total Loans	$313,460	$310,199

In addition to loans to fund construction and traditional mortgage loans, portions of the portfolio identified as commercial are also secured by real estate.  At June 30, 2008, the total balance of loans in the portfolio secured by real estate was $244,312,000.

NOTE 5	ALLOWANCE FOR LOAN LOSSES

A summary of the transactions in the allowance for loan losses for the six month periods ended June 30, 2008 and 2007 is shown below (in thousands of dollars):

	2008	2007
Balance, beginning of period	$3,577	$3,482
Provisions charged to operations	398	341
Loan recoveries	81	176
Loan charge-offs	(374)	(319)
Balance, end of period	$3,682	$3,680

NOTE 6	DEPOSITS

Balances of time deposits over $100,000 and of all other time deposits at June 30, 2008 and December 31, 2007 are shown below (in thousands of dollars):

	June 30,	December 31,
	2008	2007
Time deposits over $100,000	$62,957	$65,486
All other time deposits	131,116	135,911
Total Time Deposits	$194,073	$201,397

Interest expense for time deposits over $100,000 and for all other time deposits for the six month and three month periods ended June 30, 2008 and 2007 is shown below (in thousands of dollars):

	Six months ended June 30,		Three months ended June 30,
	2008	2007	2008	2007
Time deposits over $100,000	$1,463	$1,425	$683	$752
All other time deposits	2,769	2,953	1,289	1,539
Total interest paid on time deposits	$4,232	$4,378	$1,972	$2,291

Index

Page Nine

NOTE 7	EMPLOYEE BENEFITS

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

The Grant County Bank is a member of the West Virginia Bankers' Association Retirement Plan.  Benefits under the plan are based on compensation and years of service with 100% vesting after seven years of service.  Prior to 2002, the Plan's assets were in excess of the projected benefit obligations and thus the Bank was not required to make contributions to the Plan in 2003, 2002 or 2001. The bank was required to make contributions in 2004, 2005, 2006 and 2007 and made a contribution to the plan during the first quarter of 2008.  The Bank has recognized liabilities of $160,000 at June 30, 2008 as a result of this shortfall.  The following table provides the components of the net periodic benefit cost for the plan for the six month periods ended June 30, 2008 and 2007 (in thousands of dollars):

	2008	2007
Service cost	$82	$63
Interest cost	129	100
Expected return on plan assets	(156)	(106)
Amortization of unrecognized prior service costs	2	5
Recognized net actuarial loss	25	30

Net periodic expense	$82	$92

NOTE 8	DEBT INSTRUMENTS

As it becomes necessary, the Company borrows money from the Federal Home Loan Bank of Pittsburgh (FHLB) to meet specific funding needs.  The interest rates of the notes payable as of June 30, 2008 range from 3.94% to 5.96%.  The weighted average interest rate was 4.61% at June 30, 2008. The debt is secured by the general assets of the Banks.

NOTE 9	EARNINGS PER SHARE

During the first six months of 2007, there were no changes to the outstanding shares of common stock. During the second quarter of 2008, the Company purchased, at varying intervals, 76,441 shares of outstanding common stock. The weighted average shares, upon which earnings per share calculations for the three and six month periods ended June 30, 2008, were calculated based upon the date repurchased and the number of shares repurchased on that date, as a percentage of the total period represented.

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

Index

Page Ten

These EITF pronouncements provided an option for affected companies to record the resulting liability as a cumulative effect adjustment to retained earnings at the beginning of the period in which recorded or to record through retrospective application to prior periods. Highlands Bankshares opted to record the liability as a cumulative effect adjustment to prior period retained earnings and as such recorded a liability and corresponding reduction of prior period retained earnings of $347,000. There is no corresponding deferred tax consequence relating to this liability. The recording of the cumulative effect adjustment to prior period retained earnings is reflected in the June 30, 2008 balance of retained earnings and is shown as an adjustment to retained earnings in the Consolidated Statement of Changes in Stockholders’ Equity.

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

Impaired loans

SFAS No. 157 applies to loans measured for impairment using the practical expedients permitted by SFAS No. 114, Accounting by Creditors for Impairment of a Loan, including impaired loans measured at an observable market price (if available), or at the fair value of the loan’s collateral (if the loan is collateral dependent). Fair value of the loan’s collateral, when the loan is dependent on collateral, is determined by appraisals or independent valuation which is then adjusted for the cost related to liquidation of the collateral. There were no fair value adjustments made for impaired loans at June 30, 2008.

Other Real Estate Owned

Certain assets such as other real estate owned (OREO) are measured at fair value less cost to sell. We believe that the fair value component in its valuation follows the provisions of SFAS No. 157. There were no fair value measurements made for the six months ended June 30, 2008.

Index

Page Eleven

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

The allowance for loan losses is an estimate of the losses that may be sustained in the loan portfolio. The allowance is based on two basic principles of accounting: (i) SFAS No. 5, Accounting for Contingencies, which requires that losses be accrued when they are probable of occurring and estimable and (ii) SFAS No. 114, Accounting by Creditors for Impairment of a Loan, which requires that losses be accrued based on the differences between the value of collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance. Additional information pertaining to the allowance for loan losses and provision for loan losses is contained on pages 13 and 14 of this report.

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

Index

Page Twelve

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS 157).  SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  SFAS 157 does not require any new fair value measurements, but provides enhanced guidance to other pronouncements that require or permit assets or liabilities to be measured at fair value.  This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those years.  As of December 1, 2007, the FASB has proposed a one-year deferral for the implementation of the Statement for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis.  SFAS 157 had no material impact on the Company’s June 30, 2008 financial statements. Additional disclosure information required by this pronouncement is included as a footnote to the financial statements.

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

Index

Page Thirteen

Overview of First Half Results

Income for the first six months of 2008 increased 9.58% as compared to the same period in 2007. During this period, the Company recorded recurring one time gains of $134,000, pretax, related to both calls of available for sale securities and to the sale of a parcel of real property held by the Company. Annualized return on average assets was 1.30% compared to 1.23% a year ago and annualized return on average equity for the first half of 2008 was 12.09% compared to 11.96% for the first half of 2007.

Net interest income, on a fully taxable equivalent basis, increased 2.95% over the first half of 2007. Average balances of both earning assets and interest bearing liabilities increased, and, as the continued result of the effects of decreases in the target rate for federal funds sold by the Federal Reserve Board in 2007, average rates earned on assets and average rates paid on interest bearing liabilities both decreased as compared to 2007.

Non-interest income increased largely as a result of increases in income from deposit account service charges, and the one time non recurring gains discussed above.

Non-interest expense increased 3.68% as decreases in data processing expense and legal and professional fees were offset by increases in costs of employee salaries and benefits.

Net Interest Income

Net interest income for the first half of 2008, on a fully taxable equivalent basis, increased 2.95% as compared to the same period in 2007.

Average balances of both earning assets and interest bearing liabilities increased approximately the same amount in 2008 as compared to 2007, with average balances of earning assets growing 3.68% and average balances of interest bearing liabilities increasing 2.85%. The ratio of earning asset to interest bearing liabilities, remained roughly the same for the first half of 2008 as for the same period in 2007.

As a result of the Federal Reserve Board’s (the “Fed”) lowering of the target rate for federal funds sold throughout 2007 and into early 2008, average rates earned on earning assets and paid on interest bearing liabilities both decreased. The decrease in average rates for 2008 as compared to 2007 was approximately equivalent, with the average rate earned on earning assets decreasing 32 basis points and the average rate paid on interest bearing liabilities falling 33 basis points.

The approximately parallel increase in balances of earning assets and interest bearing liabilities, coupled with the approximately parallel decrease in rates earned on earning assets and those paid on interest bearing liabilities resulted in the Company’s net interest margin remaining almost flat from 2007 to 2008, while the overall increase in average balances caused total net interest income, on a fully taxable equivalent basis, to increase.

During 2008, the Company has experienced continued increases in demand for its loan products, the greatest source of the Company’s interest income. However, the increases in loan balances have been less than in recent prior years. From December 31, 2007 to June 30, 2008, balances of gross loans increased 2.10% on an annualized basis. As a result of slowing loan demand, coupled with large balances of liquid funds, in the form of federal funds sold, during the early months of 2008, the Company has been able to reduce its costs of deposits and borrowed funds through reduction in balances of these funding sources. As a result of the management of the balance sheet, should loan balances continue to increase, or remain flat, throughout the remainder of 2008, Management expects that net interest income and net interest margin will continue at current levels.

Index

Page Fourteen

The table below sets forth an analysis of net interest income for the six month periods ended June 30, 2008 and 2007 (Average balances and interest/expense shown in thousands of dollars):

	2008			2007
	Average	Income/		Average	Income/
	Balance	Expense	Rate	Balance	Expense	Rate
Interest Income
Loans[1,2]	$311,756	$12,612	8.09%	$298,548	$12,359	8.28%
Federal funds sold	17,603	223	2.53%	15,851	405	5.11%
Interest bearing deposits	2,240	31	2.77%	2,428	70	5.77%
Taxable investment securities	20,236	484	4.78%	22,457	594	5.29%
Nontaxable investment securities[3]	2,990	91	6.09%	2,931	88	6.00%
Total Earning Assets	354,825	13,441	7.58%	342,215	13,516	7.90%

Cash and cash equivalents	7,349			8,033
Allowance for loan losses	(3,595)			(3,591)
Insurance contracts	6,352			6,123
Non-earning assets	16,285			15,042
Total Assets	$381,216			$367,822

Interest Expense
Interest bearing demand deposits	$24,116	$55	0.46%	$26,148	$113	0.86%
Savings and money markets	50,571	251	0.99%	46,964	315	1.34%
Time deposits	198,787	4,245	4.27%	190,564	4,378	4.59%
Long term debt	11,183	235	4.20%	13,091	303	4.63%
Total Interest Bearing Liabilities	284,657	4,786	3.36%	276,767	5,109	3.69%

Demand deposits	50,114			48,410
Other liabilities	5,545			4,798
Stockholders’ equity	40,900			37,847
Total liabilities and stockholders’ equity	$381,216			$367,822

Net Interest Income		$8,655			$8,407

Net Yield on Earning Assets[3]			4.88%			4.91%

1Balances of loans include loans in non accrual status
2Interest income on loans includes fees
3Yields are on a fully taxable equivalent basis

Index

Page Fifteen

The table below sets forth an analysis of net interest income for the three month periods ended June 30, 2008 and 2007 (Average balances and interest/expense shown in thousands of dollars):

	2008			2007
	Average	Income/		Average	Income/
	Balance	Expense	Rate	Balance	Expense	Rate
Interest Income
Loans[1,2]	$312,877	$6,222	7.95%	$300,550	$6,290	8.37%
Federal funds sold	15,097	75	1.99%	18,402	249	5.41%
Interest bearing deposits	2,174	14	2.58%	2,504	40	6.39%
Taxable investment securities	19,950	230	4.61%	23,056	310	5.38%
Nontaxable investment securities[3]	2,971	47	6.33%	2,924	45	6.16%
Total Earning Assets	353,069	6,588	7.46%	347,436	6,934	7.98%

Cash and cash equivalents	7,187			8,429
Allowance for loan losses	(3,611)			(3,638)
Insurance contracts	6,382			6,152
Non-earning assets	16,571			15,103
Total Assets	$379,598			$373,482

Interest Expense
Interest bearing demand deposits	$24,294	$20	0.33%	$25,897	$56	0.86%
Savings and money markets	51,266	105	0.82%	48,179	168	1.39%
Time deposits	196,249	1,978	4.03%	195,040	2,291	4.70%
Long term debt	10,615	101	3.81%	12,478	145	4.65%
Total Interest Bearing Liabilities	282,424	2,204	3.12%	281,594	2,660	3.75%

Demand deposits	50,225			48,923
Other liabilities	5,965			4,734
Stockholders’ equity	40,984			38,231
Total liabilities and stockholders’ equity	$379,598			$373,482

Net Interest Income		$4,384			$4,274

Net Yield on Earning Assets[3]			4.97%			4.92%

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

Index

Page Sixteen

Credit Quality and Allowance for Loan Losses

Non-performing loans decreased 29.78% from December 31, 2007 to June 30, 2008. Non-performing loans represented .75% of gross loans at June 30, 2008 and 1.08% of gross loans at December 31, 2007.

The following table summarizes the Company’s non-performing loans at June 30, 2008 and December 31, 2007 (in thousands of dollars):

	June 30,	December 31,
	2008	2007
Non-accrual loans	$1,207	$916
Loans past due 90 days and still accruing interest	1,151	2,244
Restructured loans	0	198
Total non-performing loans	$2,358	$3,358

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

Page Seventeen

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

The following table shows the allocation for loans in the loan portfolio and the corresponding amounts of the allowance allocated by loan type as of June 30, 2008 and December 31, 2007 (in thousands of dollars):

	June 30, 2008		December 31, 2007
		Percent of		Percent of
	Amount	Loans	Amount	Loans
Loan Type
Commercial	$1,227	27%	$1,140	26%
Mortgage and construction	1,101	59%	1,200	59%
Consumer	1,322	14%	1,172	15%
Unallocated	32		65
Totals	$3,682		$3,577

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

The following table summarizes the Company’s net charge-offs by loan type for the six month periods ended June 30, 2008 and 2007 (in thousands of dollars):

	2008	2007
Charge-offs
Commercial	$(35)	$(20)
Mortgage and construction	(83)	(38)
Consumer	(256)	(261)
Total Charge-offs	(374)	(319)

Recoveries
Commercial	13	49
Mortgage	2	0
Consumer	66	127
Total Recoveries	81	176

Total Net Charge-offs	$(293)	$(143)

The provision for loan losses taken during the first half of 2008 was $57,000 greater than that taken during the same period in 2007. The ratio of the allowance for loan losses to gross loans increased from 1.15% at December 31, 2007 to 1.17% at June 30, 2008.  The ratio of allowance for loan losses to nonperforming loans was 1.56 at June 30, 2008 compared to 1.07 at December 31, 2007.

Index

Page Eighteen

Non-interest Income

Non-interest income increased 38.55% for the half of 2008 as compared to the same period in 2007.

Income received from customer deposit account service charges increased $187,000, due to continued growth in deposit balances and also to the implementation by The Grant County Bank during the last quarter of 2007 of a courtesy overdraft program, which resulted in an increase in non-sufficient funds fees collected by that bank.

Non interest income was also impacted by $134,000 in non recurring gains. As interest rates continued to fall from 2007 into early 2008, the Company experienced an increase in debt securities with call features in its portfolio being called before the expected maturity dates, which resulted in realized gains of $109,000 recorded during the first half of 2008. In addition, several years previous, the Company purchased a parcel of real property with the intent of establishing a branch on the property. One of the branches purchased during 2005 was adjacent to this parcel held by the Company, therefore, during the second quarter, the Company sold the parcel and recorded a gain on the sale.

Non-interest Expense

Non-interest expense increased 3.68% for the first six months of 2008 as compared to 2007.

Equipment and occupancy and data processing expense declined slightly from 2007 to 2008, as did legal and professional fees. This decrease was offset by a 6.01% increase in the costs of employee salaries and benefits which arose largely as a result of customary employee salary increases and inflationary effects on the cost of employee benefit insurance.
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

The parent Company’s operating funds, funds with which to pay shareholder dividends and funds for the exploration of new business ventures have been supplied primarily through dividends paid by the Company’s subsidiary banks Capon Valley Bank (CVB) and The Grant County Bank (GCB).  The various regulatory authorities impose restrictions on dividends paid by a state bank.  A state bank cannot pay dividends without the consent of the relevant banking authorities in excess of the total net profits of the current year and the combined retained profits of the previous two years.  As of July 1, 2008, the subsidiary banks could pay dividends to Highlands Bankshares, Inc. of approximately $5,626,000 without permission of the regulatory authorities.

Index

Page Nineteen

Capital

The Company seeks to maintain a strong capital base to expand facilities, promote public confidence, support current operations and grow at a manageable level.  As of June 30, 2008, the Company was above the regulatory minimum levels of capital. The table below summarizes the capital ratios for the Company and its subsidiary banks as of June 30, 2008 and December 31, 2007:

	June 30, 2008		December 31, 2007
	Actual	Regulatory	Actual	Regulatory
	Ratio	Minimum	Ratio	Minimum
Total Risk Based Capital Ratio
Highlands Bankshares	14.22%	8.00%	14.53%	8.00%
Capon Valley Bank	13.20%	8.00%	14.78%	8.00%
The Grant County Bank	13.76%	8.00%	13.23%	8.00%

Tier 1 Leverage Ratio
Highlands Bankshares	9.73%	4.00%	9.95%	4.00%
Capon Valley Bank	9.02%	4.00%	10.00%	4.00%
The Grant County Bank	9.39%	4.00%	9.09%	4.00%

Tier 1 Risk Based Capital Ratio
Highlands Bankshares	12.97%	4.00%	13.28%	4.00%
Capon Valley Bank	11.95%	4.00%	13.53%	4.00%
The Grant County Bank	12.52%	4.00%	12.09%	4.00%

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

Item 4.  Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2008. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective as of June 30, 2008. The company has established procedures undertaken during the normal course of business in an effort to reasonably ensure that fraudulent activity of either an amount material to these results or in any amount is not occurring.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)  None

(b) None

(c) On April 8, 2008 the Company announced a share repurchase plan whereby Management was authorized by the Board of Directors to repurchase up to 100,000 shares of the Company’s Common Stock, $5 par value, through open market transactions. If the maximum authorized repurchase is reached, this represents 6.96% of the Company’s outstanding shares of Common Stock as of the announcement date. The repurchase period will extend through December 31, 2008 unless said number of shares are repurchased prior to this date, or the Board of Directors of the Company elects to extend the repurchase period. The table on the following page summarizes the shares purchased from the announcement date through June 30, 2008.

Index

Page Twenty One

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan
April 9, 2008—April 30, 2008	3,100	$29.07	3,100	96,900
May 1, 2008—May 31, 2008	4,631	$31.21	4,631	92,269
June 1, 2008—June 30, 2008	68,710	$33.70	68,710	23,559
Total	76,441	$33.36	76,441	23,559

Item 3.   Defaults Upon Senior Securities

None

Item 4.   Submission of Matters to a Vote of Security Holders

On May 13, 2008 the Company held its annual meeting of stockholders. The following items were approved by the shareholders by the required majority or plurality.

1)	Election of the Board of Directors as proposed in the Proxy material, without any additions or exceptions

	Votes For	Withhold Authority
Alan L. Brill	1,001,876	10,606
Morris M. Homan, Jr.	1,005,126	7,356
Kathy G. Kimble	983,883	28,599
John G. Van Meter	1,002,429	10,053

2)	Ratification of Smith Elliott Kearns & Company, LLC as Independent Registered Public Accountant for 2008.

Votes For	Votes Against	Abstentions
1,009,779	0	2,703

Item 5.  Other Information

None

Index

Page Twenty Two

Item 6.        Exhibits

EXHIBIT INDEX
Exhibit Number	Description
3(i)	Articles of Incorporation of Highlands Bankshares, Inc., as restated, are hereby incorporated by reference to Exhibit 3(i) to Highlands Bankshares Inc.’s Form 10-Q filed November 13, 2007.
3(ii)	Amended Bylaws of Highlands Bankshares, Inc. are incorporated by reference to Exhibit 3(ii) to Highlands Bankshares Inc.’s Report on Form 8-K filed January 9, 2008.
31.1	Certification of Chief Executive Officer Pursuant to section 302 of the Sarbanes-Oxley Act of 2002 Chapter 63, Title 18 USC Section 1350 (A) and (B).
31.2	Certification of Chief Financial Officer Pursuant to section 302 of the Sarbanes-Oxley Act of 2002 Chapter 63, Title 18 USC Section 1350 (A) and (B).
32.1	Statement of Chief Executive Officer Pursuant to 18 U.S.C. §1350.
32.2	Statement of Chief Financial Officer Pursuant to 18 U.S.C. §1350.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HIGHLANDS BANKSHARES, INC.

/s/ C.E. Porter
C.E. Porter
President & Chief Executive Officer

/s/ R. Alan Miller
R. Alan Miller
Principal Financial Officer
August 13, 2008