Form 10-Q
period 2008-09-30
HIGHLANDS BANKSHARES INC /WV/
filed 2008-11-13
CIK 756862

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008.

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

Large Accelerated Filer [ ]	Accelerated Filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   [  ] Yes  [X] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date. As of July 31, 2008:  1,336,873 shares of Common Stock, $5 Par Value

Index

Page Two
PART I                           FINANCIAL INFORMATION
Item 1.                 Financial Statements

HIGHLANDS BANKSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands of Dollars, Except Per Share Data)

	Nine Months Ended September 30
	2008	2007
	(unaudited)	(unaudited)
Interest Income
Interest and fees on loans	$18,774	$18,830
Interest on federal funds sold	231	600
Interest on deposits in other banks	38	100
Interest and dividends on securities	835	1,033
Total Interest Income	19,878	20,563

Interest Expense
Interest on deposits	6,467	7,458
Interest on federal funds purchased	10	0
Interest on borrowed money	363	447
Total Interest Expense	6,840	7,905

Net Interest Income	13,038	12,658

Provision for Loan Losses	636	486

Net Interest Income After Provision for Loan Losses	12,402	12,172

Non-interest Income
Service Charges	1,286	979
Investment in insurance contracts	208	173
Gains on securities	109	0
Gains on sale of fixed assets	32	0
Other non-interest income	389	355
Total Non-interest Income	2,024	1,507

Non-interest Expense
Salaries and employee benefits	4,740	4,467
Equipment and occupancy expense	1,020	1,043
Data processing expense	616	649
Legal and professional fees	413	430
Other non-interest expense	1,782	1,728
Total Non-interest Expense	8,571	8,317

Income Before Provision For Income Taxes	5,855	5,362

Provision for Income Taxes	2,096	1,985

Net Income	$3,759	$3,377

Per Share Data
Net Income	$2.69	$2.35
Cash Dividends	$.81	$.75
Weighted Average Common Shares Outstanding	1,398,773	1,436,874
The accompanying notes are an integral part of these statements.

Index

Page Three

HIGHLANDS BANKSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands of Dollars, Except Per Share Data)

	Three Months Ended September 30
	2008	2007
	(unaudited)	(unaudited)
Interest Income
Interest and fees on loans	$6,162	$6,471
Interest on federal funds sold	8	195
Interest on deposits in other banks	7	30
Interest and dividends on securities	294	383
Total Interest Income	6,471	7,079

Interest Expense
Interest on deposits	1,916	2,652
Interest on federal funds purchased	10	0
Interest on borrowed money	128	144
Total Interest Expense	2,054	2,796

Net Interest Income	4,417	4,283

Provision for Loan Losses	238	145

Net Interest Income After Provision for Loan Losses	4,179	4,138

Non-interest Income
Service Charges	467	347
Investment in insurance contracts	89	57
Gain on sale of fixed assets	7	0
Other non-interest income	124	138
Total Non-interest Income	687	542

Non-interest Expense
Salaries and employee benefits	1,599	1,504
Equipment and occupancy expense	341	352
Data processing expense	200	221
Legal and professional fees	148	153
Other non-interest expense	622	627
Total Non-interest Expense	2,910	2,857

Income Before Provision For Income Taxes	1,956	1,823

Provision for Income Taxes	656	690

Net Income	$1,300	$1,133

Per Share Data
Net Income	$.97	$.79
Cash Dividends	$.27	$.25
Weighted Average Common Shares Outstanding	1,337,311	1,436,874
The accompanying notes are an integral part of these statements.

Index

Page Four

HIGHLANDS BANKSHARES, INC.
CONSOLIDATED BALANCE SHEETS
(In Thousands of Dollars)

	September 30, 2008	December 31, 2007
	(unaudited)	(audited)
ASSETS
Cash and due from banks—non-interest bearing	$6,774	$7,935
Deposits in other banks—interest bearing	492	1,853
Federal funds sold	828	14,246
Securities available for sale, at market value	23,398	26,090
Restricted investments	1,873	1,498
Loans	315,315	310,199
Allowance for loan losses	(3,651)	(3,577)
Bank premises and equipment, net of depreciation	8,085	8,104
Interest receivable	2,149	2,273
Investment in life insurance contracts	6,427	6,300
Goodwill	1,534	1,534
Other intangible assets	1,264	1,572
Other Assets	3,585	2,909

Total Assets	$368,073	$380,936

LIABILITIES
Non-interest bearing deposits	$49,011	$48,605
Savings and interest bearing demand deposits	69,364	73,736
Time deposits	192,707	201,397
Total Deposits	311,082	323,738

Long term debt	11,450	11,819
Federal funds purchased	775	0
Accrued expenses and other liabilities	5,323	4,786

Total Liabilities	328,630	340,343

STOCKHOLDERS’ EQUITY
Common stock ($5 par value, 3,000,000 shares authorized, 1,436,874 shares issued)	7,184	7,184
Surplus	1,662	1,662
Retained earnings	34,308	32,032
Other accumulated comprehensive loss	(339)	(285)
Treasury stock (at cost, 100,001 shares at September 30, 2008)	(3,372)	0
Total Stockholders’ Equity	39,443	40,593

Total Liabilities and Stockholders’ Equity	$368,073	$380,936

The accompanying notes are an integral part of these statements.

Index

Page Five

HIGHLANDS BANKSHARES, INC
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In Thousands of Dollars)

	Common Stock	Surplus	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balances at December 31, 2006	$7,184	$1,662	$0	$28,816	$(586)	$37,076

Net Income				3,377		3,377
Change in other comprehensive income					95	95
Total Comprehensive Income						3,472

Dividends Paid				(1,078)		(1,078)

Balances at September 30, 2007	$7,184	$1,662	$0	$31,115	$(491)	$39,470

	Common Stock	Surplus	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balances at December 31, 2007	$7,184	$1,662	$0	$32,032	$(285)	$40,593

Net Income				3,759		3,759
Change in other comprehensive income					(54)	(54)
Cumulative effect adjustment to retained earnings for change in accounting principle				(348)		(348)
Total comprehensive Income						3,357

Treasury stock repurchased			(3,372)			(3,372)
Dividends paid				(1,135)		(1,135)

Balances at September 30, 2008	$7,184	$1,662	$(3,372)	$34,308	$(339)	$39,443

Index

Page Six

HIGHLANDS BANKSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands of Dollars)
	Nine Months Ended September 30,
	2008	2007
	(unaudited)	(unaudited)
Cash Flows From Operating Activities
Net Income	$3,759	$3,377
Adjustments to reconcile net income to net
cash provided by operating activities
(Gain) on investment securities	(109)	0
(Gain) on sale of fixed asset	(32)	0
Other (Gain)/Loss	22	0
Depreciation	512	519
Income from insurance contracts	(209)	(173)
Net amortization of securities	3	(163)
Provision for loan losses	636	486
Deferred income tax benefit	(14)	0
Amortization of intangibles	133	132
Net purchase of intangibles	175
Decrease (increase) in interest receivable	124	(361)
Decrease (increase) in other assets	(685)	(429)
Increase (decrease) in accrued expenses and other liabilities	189	325
Net Cash Provided by Operating Activities	4,504	3,713

Cash Flows From Investing Activities
Increase (decrease) in federal funds sold	13,418	(342)
Settlement on insurance contract	82	0
Proceeds from maturities of securities available for sale	15,282	6,479
Purchase of securities available for sale	(12,537)	(10,827)
Decrease (increase) in restricted investments	(375)	71
Decrease (increase) in interest bearing deposits in other banks	1,361	(1,759)
Purchase of property and equipment	(461)	(428)
Net Increase in Loans	(5,678)	(15,476)
Net Cash Provided by (Used in) Investing Activities	11,092	(22,282)

Cash Flows From Financing Activities
Net change in deposits	(12,656)	23,088
Federal funds purchased	775	0
Additional long term debt	1,500	0
Repayment of long term debt	(1,869)	(2,727)
Purchase of treasury stock	(3,372)	0
Dividends paid in cash	(1,135)	(1,078)
Net Cash Provided (Used in) by Financing Activities	(16,757)	19,283

Net Increase (decrease) in Cash and Cash Equivalents	(1,161)	714
Cash and Cash Equivalents, Beginning of Period	7,935	7,111
Cash and Cash Equivalents, End of Period	$6,774	$7,825

Supplemental Disclosures
Cash paid for income taxes	$1,997	$2,315
Cash paid for interest	$6,746	$7,745
The accompanying notes are an integral part of these statements.

Index

Page Seven

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1	ACCOUNTING PRINCIPLES

These consolidated financial statements conform to U. S. generally accepted accounting principles and to general industry practices.  In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting solely of normal recurring adjustments, necessary to present fairly the financial position as of September 30, 2008 and the results of operations for the three and nine month periods ended September 30, 2008 and 2007.

The results of operations for the three and nine month periods ended September 30, 2008 and 2007 are not necessarily indicative of the results to be expected for the full year.

The notes included herein should be read in conjunction with the notes to financial statements included in the Company’s 2007 annual report on Form 10-K.

Certain reclassifications have been made to prior period balances to conform to the current year’s presentation format.

NOTE 2	LOANS

A summary of loans outstanding as of September 30, 2008 and December 31, 2007 is shown in the table below (in thousands of dollars):

	September 30,	December 31,
	2008	2007
Loan Type
Commercial	$89,156	$79,892
Real Estate construction	24,948	15,560
Real Estate mortgage	155,578	169,122
Consumer installment	45,633	45,625
Total Loans	$315,315	$310,199

In addition to loans to fund construction and traditional mortgage loans, portions of the portfolio identified as commercial are also secured by real estate.  At September 30, 2008, the total balance of loans in the portfolio secured by real estate was $248,980,000.

NOTE 3	INVESTMENT IN INSURANCE CONTRACTS

Investment in insurance contracts consist of single premium insurance contracts which have the dual purposes of providing a rate of return to the Company which approximately equals the Company’s average cost of funds and of providing life insurance and retirement benefits to certain executives.

A summary of the changes to the balance of investments in insurance contracts from December 31, 2007 to September 30, 2008 is shown in the table below (in thousands of dollars):

Balance December 31, 2007	$6,300
Increases in value of policies	179
Settlement payout	(52)
Balance September 30, 2008	$6,427

Index

Page Eight

NOTE 4	SECURITIES AND RESTRICTED INVESTMENTS

The Company’s securities portfolio serves several purposes. Portions of the portfolio secure certain public and trust deposits while the remaining portions are held as investments or used to assist the Company in liquidity and asset/liability management.

The amortized cost and market value of securities as of September 30, 2008 and December 31, 2007 is shown in the table below (in thousands of dollars). All of the securities on the Company’s balance sheet are classified as available for sale.

	September 30, 2008		December 31, 2007
	Amortized	Market	Amortized	Market
	Cost	Value	Cost	Value
Available For Sale Securities
U.S. Treasuries and Agencies	$8,704	$8,826	$15,040	$15,245
Mortgage backed securities	10,785	10,839	7,718	7,784
Obligations of states and municipalities	3,696	3,711	3,034	3,039
Marketable equities	28	22	28	22
Total Available For Sale Securities	$23,213	$23,398	$25,820	$26,090

Information pertaining to securities with gross unrealized losses at December 31, 2007 and September 30, 2007, aggregated by investment category and length of time that individual securities have been in a continuous loss position is shown in the table below (in thousands of dollars):

	Total		Less than 12 Months		12 Months or Greater
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
September 30, 2008
Investment Category
Mortgage backed securities	5,794	(40)	5,723	(39)	71	(1)
State and municipals	1,547	(10)	1,547	(10)	0	0
Other equity securities	22	(6)	0	0	22	(6)
Total	$7,363	$(56)	$7,270	$(49)	$93	$(7)

December 31, 2007
Investment Category
U.S. Treasury and Agency	$1,497	$(2)	$0	$0	$1,497	$(2)
Mortgage backed securities	2,574	(8)	1,005	(1)	1,569	(7)
State and municipals	575	(3)	0	0	575	(3)
Other equity securities	22	(6)	22	(6)	0	0
Total	$4,668	$(19)	$1,027	$(7)	$3,641	$(12)

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

Index

Page Nine

NOTE 5	ALLOWANCE FOR LOAN LOSSES

A summary of the transactions in the allowance for loan losses for the nine month periods ended September 30, 2008 and 2007 is shown below (in thousands of dollars):

	2008	2007
Balance, beginning of period	$3,577	$3,482
Provisions charged to operations	636	486
Loan recoveries	102	283
Loan charge-offs	(664)	(540)
Balance, end of period	$3,651	$3,711

NOTE 6	DEPOSITS

Balances of time deposits over $100,000 and of all other time deposits at September 30, 2008 and December 31, 2007 are shown below (in thousands of dollars):

	September 30,	December 31,
	2008	2007
Time deposits over $100,000	$61,993	$65,486
All other time deposits	130,714	135,911
Total Time Deposits	$192,707	$201,397

Interest expense for time deposits over $100,000 and for all other time deposits for the nine month and three month periods ended September 30, 2008 and 2007 is shown below (in thousands of dollars):

	Nine months ended September 30,		Three months ended September 30,
	2008	2007	2008	2007
Time deposits over $100,000	$2,072	$2,243	$609	$818
All other time deposits	3,982	4,540	1,213	1,587
Total interest paid on time deposits	$6,054	$6,783	$1,822	$2,405

NOTE 8	DEBT INSTRUMENTS

As it becomes necessary, the Company borrows money from the Federal Home Loan Bank of Pittsburgh (FHLB) to meet specific funding needs.  The interest rates of the long term notes payable as of September 30, 2008 range from 3.94% to 5.96%.  The weighted average interest rate was 4.62% at September 30, 2008. The debt is secured by the general assets of the Banks.

On multiple instances during the third quarter of 2008, the subsidiary banks of Highlands Bankshares, due to a need for liquid funds, utilized overnight borrowing facilities available to each of the subsidiary banks. The average balance of overnight and other short term borrowings during the third quarter was $1,478,000.

Index

Page Ten

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

The Grant County Bank is a member of the West Virginia Bankers' Association Retirement Plan.  Benefits under the plan are based on compensation and years of service with 100% vesting after seven years of service.  The bank was required to make contributions to the plan in 2007 and made a contribution to the plan during the first quarter of 2008.  The Bank has recognized liabilities of $206,000 at September 30, 2008 as a result of this shortfall.  The following table provides the components of the net periodic benefit cost for the plan for the nine month periods ended September 30, 2008 and 2007 (in thousands of dollars):

	2008	2007
Service cost	$127	$100
Interest cost	201	160
Expected return on plan assets	(244)	(170)
Amortization of unrecognized prior service costs	3	8
Recognized net actuarial loss	40	48
Net periodic expense	$127	$146

NOTE 9	EARNINGS PER SHARE

During the first nine months of 2007, there were no changes to the outstanding shares of common stock. During the second and third quarters of 2008, the Company purchased, at varying intervals, 100,001 shares of outstanding common stock. The weighted average shares, upon which earnings per share calculations for the three and nine month periods ended September 30, 2008, were calculated based upon the date repurchased and the number of shares repurchased on that date, as a percentage of the total period represented.

NOTE 10	INTANGIBLE ASSETS

The Company’s balance sheet contains several components of intangible assets. At September 30, 2008, the total balance of intangible assets was comprised of Goodwill and Core Deposit Intangible Assets acquired as a result of the acquisition of other banks and also an intangible asset related to the purchased naming rights for a performing arts center located within the Company’s primary business area.

During the fourth quarter of 2007, The Grant County Bank entered into an agreement to contribute $250,000 toward the erection of a performing arts center located within the Company’s primary business area. In return, the bank has been granted naming rights for this performing arts center. During the second quarter of 2008, the performing arts center reached an agreement with another party for the same rights but at better terms and cancelled the contractual agreement with The Grant County Bank. The $250,000 paid to the performing arts center was subsequently returned during the third quarter of 2008. After the cancellation of the original contract, the performing arts center and The Grant County Bank reached another agreement whereby a contribution of $75,000 was made in return for naming rights to only a portion of the same arts center.

A summary of the changes to the balance of goodwill and other intangible assets from December 31, 2007 to September 30, 2008 is shown below (in thousands of dollars):

Balance December 31, 2007	$3,106
Amortization of intangibles other than goodwill	(133)
Cancellation of original naming rights contract	(250)
Purchase of new naming rights contract	75
Balance September 30, 2008	$2,798

Index

Page Eleven

NOTE 11	ADJUSTMENT TO RETAINED EARNINGS FOR CHANGE IN ACCOUNTING PRINCIPLE

In 2006, the FASB issued EITF 06-04 and EITF 06-10. These EITF pronouncements require that companies which own life insurance policies insuring employees and for which the employees receive a portion of the death benefits of the policies (commonly referred to as “split dollar” policies) and for which these death benefits to the employee continue post retirement record a liability for the present value of the cost of these post retirement death benefits. These EITF pronouncements became effective for Highlands Bankshares on January 1, 2008.

These EITF pronouncements provided an option for affected companies to record the resulting liability as a cumulative effect adjustment to retained earnings at the beginning of the period in which recorded or to record through retrospective application to prior periods. Highlands Bankshares opted to record the liability as a cumulative effect adjustment to prior period retained earnings and as such recorded a liability and corresponding reduction of prior period retained earnings of $348,000. There is no corresponding deferred tax consequence relating to this liability. The recording of the cumulative effect adjustment to prior period retained earnings is reflected in the June 30, 2008 balance of retained earnings and is shown as an adjustment to retained earnings in the Consolidated Statement of Changes in Stockholders’ Equity.

NOTE 12	FAIR VALUE MEASUREMENTS

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

Page Twelve

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

Allowance for Loan Losses

The allowance for loan losses is an estimate of the losses that may be sustained in the loan portfolio. The allowance is based on two basic principles of accounting: (i) Statement of Financial Accounting Standards No. 5, Accounting for Contingencies (SFAS 5), which requires that losses be accrued when they are probable of occurring and estimable, and (ii) Statement of Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan (SFAS 114), which requires that losses be accrued based on the differences between the value of collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance.

The allowance for loan losses includes two basic components: estimated credit losses on individually evaluated loans that are determined to be impaired, and estimated credit losses inherent in the remainder of the loan portfolio. Under SFAS 114, an individual loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. An individually evaluated loan that is determined not to be impaired under SFAS 114 is evaluated under SFAS 5 when specific characteristics of the loan indicate that it is probable there would be estimated credit losses in a group of loans with those characteristics.

SFAS 114 does not specify how an institution should identify loans that are to be evaluated for collectibility, nor does it specify how an institution should determine that a loan is impaired. Each subsidiary of Highlands Bankshares uses its standard loan review procedures in making those judgments so that allowance estimates are based on a comprehensive analysis of the loan portfolio. For loans within the scope of SFAS 114 that are individually evaluated and found to be impaired, the associated allowance is based on upon the estimated fair value, less costs to sell, of any collateral securing the loan as compared to the existing balance of the loan as of the date of analysis.

All other loans, including individually evaluated loans determined not to be impaired under SFAS 114, are included in a group of loans that are measured under SFAS 5 to provide for estimated credit losses that have been incurred on groups of loans with similar risk characteristics. The methodology for measuring estimated credit losses on groups of loans with similar risk characteristics in accordance with SFAS 5 is based on each group’s historical net charge-off rate, adjusted for the effects of the qualitative or environmental factors that are likely to cause estimated credit losses as of the evaluation date to differ from the group’s historical loss experience.

Index

Page Thirteen

Investment in Life Insurance Policies

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

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS 157).  SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  SFAS 157 does not require any new fair value measurements, but provides enhanced guidance to other pronouncements that require or permit assets or liabilities to be measured at fair value.  This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those years.  As of December 1, 2007, the FASB has proposed a one-year deferral for the implementation of the Statement for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis.  SFAS 157 had no material impact on the Company’s September 30, 2008 financial statements. Additional disclosure information required by this pronouncement is included as a footnote to the financial statements.

In 2006, the FASB issued EITF 06-04 and 06-10. These EITF pronouncements require that companies which own life insurance policies insuring employees and for which the employees receive a portion of the death benefits of the policies (commonly referred to as “split dollar” policies) and for which these death benefits to the employee continue post retirement record a liability for the present value of the cost of these post retirement death benefits. These EITF pronouncements became effective for Highlands Bankshares on January 1, 2008. These EITF pronouncements provided an option for affected companies to record the resulting liability as a cumulative effect adjustment to retained earnings at the beginning of the period in which recorded or to record through retrospective application to prior periods. Highlands Bankshares opted to record the liability as a cumulative effect adjustment to prior period retained earnings and as such recorded a liability and corresponding reduction of prior period retained earnings of $348,000. There is no corresponding deferred tax consequence relating to this liability.

No other recent accounting pronouncements had a material impact on the Company’s consolidated financial statements, and it is believed that none will have a material impact on the Company’s operations in future years.

Index

Page Fourteen

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

Overview

Income for the first nine months of 2008 increased 11.31% compared to the first nine months of 2007. For the same nine month periods, earnings per weighted average share outstanding (EPS) increased 14.47%. The Company’s increase in net income was due largely to continued increases in net interest income and increases in other non interest income, offset slightly by increases in operational expenses. Loan growth has slowed compared to recent years, however, balances of loans were 1.65% greater at September 30, 2008 than at December 31, 2007. This slowing loan growth and changes in relative rates of earning assets and liabilities prompted certain measures of balance sheet management by the Company, namely a reduction in time deposits, which allowed net interest income, before provision for loan loss, to increase 3.00% in spite of the slowing loan demand.

Income for the three months ended September 30, 2008 increased 14.74% as compared to the third quarter of 2007. For the same three month periods, EPS increased 22.78%

The increase in EPS for each of the comparative periods indicated above is larger than the increase in net income for the same periods due to a reduction in shares outstanding as the result of the Company’s repurchase of 100,001 shares during the second and third quarters of 2008.This share repurchase also had the effect of increasing the Company’s Return on Average Equity, as the effect of the share repurchase was to reduce shareholders’ equity by $3,372,000.

The Company’s assets at September 30, 2008 as compared to December 31, 2007 decreased by 3.38%. This reduction in assets came as a result of both the share repurchase program referenced above and also as a result of management efforts to maintain net interest income margins through closer management of earning assets and liabilities which is discussed further under the heading “Net Interest Income.”

Index

Page Fifteen

Performance Measures

The table below compares selected commonly used measures of bank performance for the three and nine month periods ended September 30, 2007 and 2008:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Annualized return on average assets	1.41%	1.20%	1.33%	1.21%
Annualized return on average equity	12.46%	11.76%	13.38%	11.80%
Net interest margin (1)	5.16%	4.88%	4.97%	4.90%
Efficiency Ratio (2)	57.02%	59.21%	56.91%	58.72%
Earnings per share (3)	$.97	$.79	$2.69	$2.35

(1) On a fully taxable equivalent basis and including loan origination fees
(2) Non-interest expenses for the period indicated divided by the sum of net interest income and non-interest income for the period indicated
(3) Per weighted average shares of common stock outstanding for the period indicated. Earnings per share for the three and nine month periods ended September 30, 2008 reflect share repurchase of 100,001 shares during the second and third quarters of 2008.

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

Securities Portfolio

The Company's securities portfolio serves several purposes.  Portions of the portfolio are used to secure certain public and trust deposits.  The remaining portfolio is held as investments or used to assist the Company in liquidity and asset liability management.  Total securities, including restricted securities, represented 6.87% of total assets and 64.07% of total shareholders’ equity at September 20, 2008.

The securities portfolio typically will consist of three components:  securities held to maturity, securities available for sale and restricted securities.  Securities are classified as held to maturity when management has the intent and the Company has the ability at the time of purchase to hold the securities to maturity.  Held to maturity securities are carried at cost, adjusted for amortization of premiums and accretion of discounts. Securities to be held for indefinite periods of time are classified as available for sale and accounted for at market value.  Securities available for sale include securities that may be sold in response to changes in market interest rates, changes in the security's prepayment risk, increases in loan demand, general liquidity needs and other similar factors.  Restricted securities are those investments purchased as a requirement of membership in certain governmental lending institutions and cannot be transferred without the issuer’s permission.  The Company's purchases of securities have generally been limited to securities of high credit quality with short to medium term maturities.

Index

Page Sixteen

The Company identifies at the time of acquisition those securities that are available for sale. These securities are valued at their market value with any difference in market value and amortized cost shown as an adjustment in stockholders' equity.  Changes in market values of securities which are considered temporary changes due to changes in the market rate of interest are reflected as changes in other comprehensive income, net of the deferred tax effect.  Any changes in market values of securities deemed by management to be attributable to reasons other than changes in market rates of interest would be recorded through results of operations  It is management’s determination that all securities held at September 30, 2008 which have fair values less than the amortized cost, have these gross unrealized losses related to increases in the current interest rates for similar issues of securities, and that no material impairment for any securities in the portfolio exists because of downgrades of the securities or as a result of a change in the financial condition of any of the issuers. A summary of the length of time of unrealized losses for all securities held at September 30, 2008 can be found in the footnotes to the financial statements. Management reviews all securities with unrealized losses, and all securities in the portfolio on a regular basis to determine whether the potential for other than temporary impairment exists. One of the criteria for making this determination is the rating given to each bond by the major ratings agencies Moodys and Standard & Poors. A summary of the Company’s securities portfolio at September 30, 2008, based on the ratings of the securities in the portfolio given by these ratings agencies is shown below (in thousands of dollars):

		Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
Ratings Provided by Ratings Agencies
Moody’s	S&P

U.S. Treasuries and Agencies
Aaa	AAA	$8,704	$122	$0	$8,826

Mortgage Backed Securities
Aaa	AAA	$10,785	$94	$40	$10,839

State and Municipals
Aaa	AAA	$1,618	$14	$9	$1,623
Aa2	AA	608	5	0	613
Aa3	AA-	514	0	3	512
A2	A	205	1	0	206
A3	A-	140	2	0	142
Baa1	BBB+	155	0	0	155
No Rating		456	4	0	460

Marketable Equities
No Rating		$28	$0	$6	$22

Index

Page Seventeen

Credit Quality and Allowance for Loan Losses

The following table illustrates certain ratios related to quality of the Company’s loan portfolio:

	September 30, 2008	December 31, 2007
Allowance for loan losses as a percentage of gross loans	1.16%	1.15%
Non performing loans as a percentage of gross loans	0.93%	1.08%
Ratio of allowance for loan losses to non-performing loans	1.25	1.07

The following table summarizes the Company’s non-performing loans at September 30, 2008 and December 31, 2007 (in thousands of dollars):

	September 30,	December 31,
	2008	2007
Non-accrual loans	$659	$916
Loans past due 90 days and still accruing interest	1,560	2,244
Restructured loans	705	198
Total non-performing loans	$2,924	$3,358

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

The following table shows the allocation for loans in the loan portfolio and the corresponding amounts of the allowance allocated by loan type as of September 30, 2008 and December 31, 2007 (in thousands of dollars):

	September 30, 2008		December 31, 2007
		Percent of		Percent of
	Amount	Loans	Amount	Loans
Loan Type
Commercial	$1,301	28%	$1,140	26%
Mortgage and construction	864	57%	1,200	59%
Consumer	1,311	15%	1,172	15%
Unallocated	175		65
Totals	$3,651		$3,577

As certain loans identified as impaired are paid current, collateral values increase or loans are removed from watch lists for other reasons, and as other loans become identified as impaired, and because delinquency levels within each of the portfolios change, the allocation of the allowance among the loan types may change. Management feels that the allowance is a fair representation of the losses present in the portfolio given historical loss trends, economic conditions and any known credit problems as of a given date. Management believes that the allowance is to be taken as a whole, and allocation between loan types is an estimation of potential losses within each type given information known at the time. Due to concerns by management regarding deterioration of the economy and the potential effects of this deterioration on the quality of the loan portfolio, it was deemed appropriate by management that a larger unallocated portion of the allowance exist.

Index

Page Eighteen

The following table summarizes the Company’s net charge-offs by loan type for the nine month periods ended September 30, 2008 and 2007 (in thousands of dollars):

	2008	2007
Charge-offs
Commercial	$(170)	$(141)
Mortgage and construction	(155)	(38)
Consumer	(339)	(361)
Total Charge-offs	(664)	(540)

Recoveries
Commercial	19	50
Mortgage	2	4
Consumer	81	229
Total Recoveries	102	283

Total Net Charge-offs	$(562)	$(257)

Year to date in 2008, the Company has experienced a significant increase in net charge-offs as compared to 2007. The recoveries experienced during 2007 on previously charged off loans was greater than the organization has typically historically experienced, with the result being that net charge-off rates for the nine month period ended September 30, 2007 were lower than often historically experienced by the Company.

Because of the large impact on the local economy, Management continuously monitors the economic health of the poultry industry.  The Company has direct loans to poultry growers and the industry is a large employer in the Company’s trade area.  In recent periods, the Company’s loan portfolio has begun to reflect a concentration in loans collateralized by heavy equipment, particularly in the trucking, timber and coal extraction industries. In part because of rising fuel costs, and because of continued slow economic growth, the trucking and timber sectors have experienced recent downturns, and profitability growth within this sector still appears to be sluggish. While close monitoring of this sector is necessary, management expects no significant losses in the foreseeable future.

Net Interest Income

Net interest income for the first nine months of 2008, on a fully taxable equivalent basis, increased 3.05% as compared to the same period in 2007.

The Company’s loan demand, as compared to recent years, has slowed. Although demand is slowing compared to recent periods, the call for new loans in the Company’s market area has still been enough to maintain modest growth in loan balances and average loan balances during the first nine months of 2008 were 4.15% higher than during the same period in 2007 and total loan balances increased 2.20% (annualized) from December 31, 2007 to September 30, 2008.

Due do the slowing loan demand and to reductions in the relative earnings potential of other earning assets like federal funds sold as compared to costs of new deposits, management, during the second and third quarters of 2008 maintained rates on deposit products less than the rates offered by local competition for similar products. The effect of this action was a reduction in balances of deposits, mainly time deposits. Although average balances of time deposits during the first nine months of 2008 were higher than during the same period in 2007, the Company’s total balances of time deposits have decreased 4.31% from December 31, 2007 to September 30, 2008 and a corresponding effect of lowered balances of lesser earning assets such as federal funds sold, interest bearing deposits in other banks, and, to a lesser degree, securities available for sale.

Index

Page Nineteen

Management’s efforts to increase the relative weight of loans, a higher earning asset, to total average balances of earning assets through the reduction of assets earning a lower rate of interest and reduction of interest costs through the reduction of balances of time deposits contributed to increases in the Company’s net interest margin for the first nine months and for the third quarter of 2008 as compared to the same periods in 2007.

During the latter parts of the third quarter, reduction in deposits also required the Company to begin short term borrowing of overnight federal funds purchased. Historically, management of Highlands has not frequently utilized short term borrowing facilities. However, the relative opportunity cost of these sources of funding as compared to deposits or longer term debt vehicles made this an attractive funding option given current trends in rates on both earning assets and interest bearing liabilities and trends in the Company’s loan growth. Although not considered a permanent funding option by the Company, management will continue to evaluate the relative cost of funding options as compared to growth opportunities for earning assets and will utilize overnight borrowings as feasible.

The table below illustrates the effects on net interest income, on a fully taxable equivalent basis, and for the first nine months of each year, of changes in average volumes of interest bearing liabilities and earning assets from 2007 to 2008 and changes in average rates on interest bearing liabilities and earning assets from 2007 to 2008 (in thousands of dollars):

EFFECT OF RATE-VOLUME CHANGES ON NET INTEREST INCOME
(On a fully taxable equivalent basis)
(In thousands of dollars)

Increase (Decrease) Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007

	Due to change in:
	Average Volume	Average Rate	Total Change
Interest Income
Loans	$781	$(837)	$(56)
Federal funds sold	(136)	(233)	(369)
Interest bearing deposits	(30)	(32)	(62)
Taxable investment securities	(115)	(91)	(206)
Nontaxable investment securities	14	0	14
Total Interest Income	514	(1,193)	(679)

Interest Expense
Demand deposits	(12)	(83)	(95)
Savings deposits	25	(193)	(168)
Time deposits	76	(804)	(728)
Federal funds purchased	10	0	10
Borrowed money	(57)	(27)	(84)
Total Interest Expense	42	(1,107)	(1,065)

Net Interest Income	$472	$(86)	$386

Index

Page Twenty

The table below sets forth an analysis of net interest income for the nine month periods ended September 30, 2008 and 2007 (Average balances and interest/expense shown in thousands of dollars):

	2008			2007
	Average	Income/		Average	Income/
	Balance	Expense	Rate	Balance	Expense	Rate
Interest Income
Loans[1,2]	$313,392	$18,774	7.99%	$300,905	$18,830	8.34%
Federal funds sold	12,157	231	2.53%	15,715	600	5.09%
Interest bearing deposits	1,747	38	2.90%	2,490	100	5.35%
Taxable investment securities	20,717	742	4.78%	23,581	948	5.36%
Nontaxable investment securities[3]	3,239	148	6.09%	2,927	134	6.10%
Total Earning Assets	351,252	19,933	7.57%	345,618	20,612	7.95%

Cash and cash equivalents	7,339			8,006
Allowance for loan losses	(3,605)			(3,626)
Insurance contracts	6,368			6,151
Non-earning assets	16,337			15,535
Total Assets	$377,692			$371,684

Interest Expense
Interest bearing demand deposits	$23,700	$73	0.41%	$25,528	$168	0.88%
Savings and money markets	50,144	339	0.90%	47,744	507	1.42%
Time deposits	196,328	6,055	4.11%	194,156	6,783	4.66%
Long term debt	11,217	363	4.31%	12,841	447	4.64%
Short term borrowings	496	10	2.69%	0	0
Total Interest Bearing Liabilities	281,885	6,840	3.24%	280,269	7,905	3.76%

Demand deposits	50,020			48,249
Other liabilities	5,499			4,923
Stockholders’ equity	40,288			38,243
Total liabilities and stockholders’ equity	$377,692			$371,684

Net Interest Income		$13,094			$12,707

Net Yield on Earning Assets[3]			4.97%			4.90%

1Balances of loans include loans in non accrual status
2Interest income on loans includes fees
3Yields are on a fully taxable equivalent basis

Index

Page Twenty One

The table below sets forth an analysis of net interest income for the three month periods ended September 30, 2008 and 2007 (Average balances and interest/expense shown in thousands of dollars):

	2008			2007
	Average	Income/		Average	Income/
	Balance	Expense	Rate	Balance	Expense	Rate
Interest Income
Loans[1,2]	$316,627	$6,162	7.78%	$305,542	$6,471	8.47%
Federal funds sold	1,383	8	2.31%	15,449	195	5.05%
Interest bearing deposits	773	7	3.63%	2,660	30	4.51%
Taxable investment securities	21,669	257	4.74%	25,792	354	5.49%
Nontaxable investment securities[3]	3,535	57	6.45%	2,860	46	6.43%
Total Earning Assets	343,987	6,491	7.55%	352,303	7,096	8.06%

Cash and cash equivalents	7,260			7,950
Allowance for loan losses	(3,698)			(3,693)
Insurance contracts	6,423			6,205
Non-earning assets	16,749			16,518
Total Assets	$370,721			$379,283

Interest Expense
Interest bearing demand deposits	$22,878	$19	0.33%	$24,538	$55	0.90%
Savings and money markets	49,300	88	0.71%	49,278	191	1.55%
Time deposits	191,463	1,809	3.78%	201,223	2,406	4.78%
Long term debt	11,283	128	4.54%	12,416	144	4.64%
Short term borrowings	1,478	10	2.71%	0	0
Total Interest Bearing Liabilities	276,402	2,054	2.97%	287,275	2,796	3.89%

Demand deposits	49,832			47,435
Other liabilities	5,410			5,550
Stockholders’ equity	39,077			39,023
Total liabilities and stockholders’ equity	$370,721			$379,283

Net Interest Income		$4,437			$4,300

Net Yield on Earning Assets[3]			5.16%			4.88%

1Balances of loans include loans in non accrual status
2Interest income on loans includes fees
3Yields are on a fully taxable equivalent basis

Index

Page Twenty Two

Non-interest Income

Non-interest income increased 34.31% for the first nine months of 2008 as compared to the same period in 2007.

Income received from customer deposit account service charges increased $307,000 due to continued growth in balances of demand deposits, a large source of these charges, and also to the implementation by The Grant County Bank, during the last quarter of 2007, of a courtesy overdraft program, which resulted in an increase in non-sufficient funds fees collected by that bank.

Non interest income was also impacted by $177,000 in non recurring gains. The table below summarizes the components of non-recurring income recorded during the first nine months of 2008:

Description of non-recurring income	Amount
Gains recorded on called securities available for sale	$109
Gain on life insurance settlement	30
Gain on sale of fixed assets	30
Gain on sale of other real estate owned	8

Non-interest Expense

Non-interest expense increased 3.05% for the first nine months of 2008 as compared to 2007.

Salary and benefits expense

The following table compares the components of salary and benefits expense for the nine month periods ended September 30, 2007 and 2008 (in thousands of dollars):

Salary and Benefits Expense
	Nine month periods ended September 30,
	2008	2007	Increase (Decrease)
Employee salaries	$3,159	$2,986	$173
Employee benefit insurance	683	640	43
Payroll taxes	232	209	23
Post retirement plans	666	632	34
Total	$4,740	$4,467	$273

The table below illustrates the change in salary expense between the first nine months of 2008 compared to salary expense for the same period in 2007 occurring because of increases in average pay per employee and increases in the average number of full time employees (in thousands of dollars):

Amount
Changes due to increase in average salary per full time equivalent employee	$142
Changes due to increase in the average full time equivalent employees for the periods	31
Total increase in salary expense	$173

Data processing expense

Data processing expense decreased 5.08%. As the company has moved toward increased electronic transfer of information between branch locations and centralized data processing locations, data processing costs have been reduced.

Index

Page Twenty Three

Occupancy and equipment expense

The following table illustrates the components of occupancy and equipment expense for the nine month periods ended September 30, 2008 and 2007 (in thousands of dollars):

	2008	2007	Increase (Decrease)
Depreciation of buildings and equipment	$512	$519	$(7)
Maintenance expense on buildings and equipment	316	327	(11)
Utilities expense	67	73	(6)
Real estate and personal property tax	62	62	0
Other expense related to occupancy and equipment	63	62	1
Total occupancy and equipment expense	$1,020	$1,043	$(23)

Other non interest expense

Other non interest expense remained comparatively flat for the first three quarters of 2008 as compared to the same period in 2007. The typical increases in costs associated with inflation and the increasing size of the organization were offset by decreases in state franchise tax expense as a result of a reduction in the effective rate of this tax and also decreases in advertising and marketing expense and a slight decline in legal and professional fees.

The table below illustrates components of other non interest expense for the nine month periods ended September 30, 2008 and 2007 (in thousands of dollars). All components of other non interest expense comprising over 5% of the total are itemized.

	2008	2007	Increase (Decrease)
Legal and professional fees	$413	$430	$(17)
Directors fees	274	283	(9)
Amortization of intangible assets	134	132	2
Office supplies and postage	382	370	12
ATM expense	146	141	5
Advertising and marketing expense	134	154	(20)
State franchise tax expense	79	108	(29)
Miscellaneous components of other non interest expense	633	540	93
Total	$2,195	$2,158	$37

.
Borrowed Funds

The Company borrows funds from the Federal Home Loan Bank (“FHLB”) to reduce market rate risks or to provide operating liquidity.  Management typically will initiate these borrowings in response to a specific need for managing market risks or for a specific liquidity need and will attempt to match features of these borrowings to best suit the specific need. Therefore, the borrowings on the Company’s balance sheet as of September 30, 2008 and throughout the three and nine month periods ended September 30, 2008 have varying features of amortization or single payment with periodic, regular interest payment and also have interest rates which vary based on the terms and on the features of the specific borrowing.

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

Index

Page Twenty Four

Historically, the Company’s primary need for additional levels of operational liquidity has been to fund increases in loan balances. The Company has normally funded increases in loans by increasing deposits and with decreases in liquid assets such as balances of federal funds sold and balances of securities. The Company also utilizes existing borrowing facilities for additional levels of operating liquidity. In choosing which sources of operating liquidity to utilize, management evaluates the implications of each liquidity source and its impact on profitability, balance sheet stability and potential future liquidity needs.

The parent Company’s operating funds, funds with which to pay shareholder dividends and funds for the exploration of new business ventures have been supplied primarily through dividends paid by the Company’s subsidiary banks Capon Valley Bank (CVB) and The Grant County Bank (GCB).  The various regulatory authorities impose restrictions on dividends paid by a state bank.  A state bank cannot pay dividends without the consent of the relevant banking authorities in excess of the total net profits of the current year and the combined retained profits of the previous two years.  As of October 1, 2008, the subsidiary banks could pay dividends to Highlands Bankshares, Inc. of approximately $5,723,000 without permission of the regulatory authorities.

Capital

The Company seeks to maintain a strong capital base to expand facilities, promote public confidence, support current operations and grow at a manageable level.  As of September 30, 2008, the Company was above the regulatory minimum levels of capital. The table below summarizes the capital ratios for the Company and its subsidiary banks as of September 30, 2008 and December 31, 2007:

	September 30, 2008		December 31, 2007
	Actual	Regulatory	Actual	Regulatory
	Ratio	Minimum	Ratio	Minimum
Total Risk Based Capital Ratio
Highlands Bankshares	14.24%	8.00%	14.53%	8.00%
Capon Valley Bank	13.10%	8.00%	14.78%	8.00%
The Grant County Bank	13.98%	8.00%	13.23%	8.00%

Tier 1 Leverage Ratio
Highlands Bankshares	10.05%	4.00%	9.95%	4.00%
Capon Valley Bank	9.07%	4.00%	10.00%	4.00%
The Grant County Bank	9.85%	4.00%	9.09%	4.00%

Tier 1 Risk Based Capital Ratio
Highlands Bankshares	13.00%	4.00%	13.28%	4.00%
Capon Valley Bank	11.85%	4.00%	13.53%	4.00%
The Grant County Bank	12.75%	4.00%	12.09%	4.00%

In April of 2008, Highlands Bankshares announced that its Board of Directors had authorized the Company’s management to repurchase up to 100,000 shares of the Company’s outstanding common stock and in early July of 2008 announced that the repurchase of 100,000 shares had been completed.  This repurchase of the Company’s common stock outstanding has had the effect of lowering capital. Management and the board of directors feels that the Company and both subsidiary banks’ current levels of capitalization as compared to regulatory minimums are such that the effects on capital of this repurchase program have not reduced capital to an extent that any type of regulatory action will occur as a result of lowered capital levels.

Index

Page Twenty Five

Subsequent to September 30, 2008, U.S. Treasury announced a Troubled Asset Relief Program (“TARP”) which includes provisions whereby the US Treasury could infuse capital into qualifying banks via a capital purchase program. The amount of capital available under TARP is limited to a minimum of 1% of risk weighted assets and a maximum of 3% of risk weighted assets and would be available to qualifying banks via sale of senior preferred stock, in combination with warrants on common stock, to the United States Treasury.  After careful consideration of the potential outcomes relating to participating in this capital purchase program versus not participating, Management and the Board of Directors of Highlands Bankshares have decided not to participate in the capital purchase program.

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

Index

Page Twenty Six

Item 4. Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2008. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective as of September 30, 2008. The company has established procedures undertaken during the normal course of business in an effort to reasonably ensure that fraudulent activity of either an amount material to these results or in any amount is not occurring.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

(a)  None

(b) None

(c)  On April 8, 2008 the Company announced a share repurchase plan whereby Management was authorized by the Board of Directors to repurchase up to 100,000 shares of the Company’s Common Stock, $5 par value, through open market transactions. On July 8, 2008 the Company announced that it had successfully completed the share repurchase plan at a total cost of $3,372,000 to repurchase 100,001 shares of the Company’s shares of common stock outstanding. The table below summarizes the shares purchased from the announcement date through September 30, 2008.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan
April 9, 2008—April 30, 2008	3,100	$29.07	3,100	96,900
May 1, 2008—May 31, 2008	4,631	$31.21	4,631	92,269
June 1, 2008—June 30, 2008	68,710	$33.70	68,710	23,559
July 1, 2008—July 31, 2008	23,560	$34.88	23,560	0
Total	100,001	$33.72	100,001	0

Index

Page Twenty Seven

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
November 12, 2008