Form 10-K
period 2008-12-31
HIGHLANDS BANKSHARES INC /WV/
filed 2009-03-26
CIK 756862

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008

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

Securities registered pursuant to Section 12(g) of the Act:  Common Stock, $5 par value

Indicate by check mark if the registrant is a well-know seasoned issuer, as defined in Rule 405 or the Securities Act    [  ] Yes  [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act  [  ]  Yes  [X] No

Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]  No [   ]

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.[  ] Large Accelerated Filer[  ] Accelerated Filer [X] Non-accelerated filer [ ] Smaller Reporting Company

Indicate by check mark whether the registrant is a shell company (as defined in rule 126-2 of the Act)   Yes [   ]        No [ X ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:

The aggregate market value of the 1,241,108 shares of common stock of the registrant, issued and outstanding, held by non- affiliates on June 30, 2008, was approximately $41,701,232 based on the closing sale price of $33.60 per share on June 30, 2008.  For the purposes of this calculation, the term “affiliate” refers to all directors and executive officers of the registrant.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the last practicable date: As of March 15, 2009: 1,336,873 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2009 Annual Shareholders’ Meeting, to be held May 12, 2009, are incorporated by reference into Part III, Items 10,11,12,13 and 14.

Index

Page One

PART I
Item 1. Business

General

Highlands Bankshares, Inc. (hereinafter referred to as “Highlands,” or the “Company”), incorporated under the laws of  the state of West Virginia in 1985, is a multi bank holding company subject to the provisions of the Bank Holding Company Act of 1956, as amended. Highlands owns 100% of the outstanding stock of its subsidiary banks, The Grant County Bank and Capon Valley Bank (hereinafter referred to as the “Banks” or “Capon” and/or “Grant”), and its life insurance subsidiary, HBI Life Insurance Company (hereinafter referred to as “HBI Life”).

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

Employees

As of December 31, 2008, The Grant County Bank had 72 full time equivalent employees, Capon Valley Bank had 52 full time equivalent employees and Highlands had 3 full time equivalent employees. No person is employed by HBI Life on a full time basis.

Competition

The Banks' primary trade area is generally defined as Grant, Hardy, Mineral, Randolph, Pendleton and Tucker Counties in West Virginia, the western portion of Frederick County in Virginia and portions of Western Maryland. This area includes the towns of Petersburg, Wardensville, Moorefield and Keyser and several rural towns. The Banks' secondary trade area includes portions of Hampshire County in West Virginia. The Banks primarily compete with four state chartered banks, three national banks and three credit unions. In addition, the Banks compete with money market mutual funds and investment brokerage firms for deposits in their service area.  No financial institution has been chartered in the area within the last five years although other state and nationally chartered banks have opened branches in this area within this time period.  Competition for new loans and deposits in the Banks' service area is quite intense.

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

Index

Page Two

As a bank holding company registered under the Bank Holding Company Act of 1956, as amended (the “BHCA”), the Company is subject to regulation by the Federal Reserve Board.  Federal banking laws require a bank holding company to serve as a source of financial strength to its subsidiary depository institutions and to commit resources to support such institutions in circumstances where it might not do so otherwise.  Additionally, the Federal Reserve Board has jurisdiction under the BHCA to approve any bank or non-bank acquisition, merger or consolidation proposed by a bank holding company.  The BHCA generally limits the activities of a bank holding company and its subsidiaries to that of banking, with the managing or controlling of banks as to be a proper incident thereto.  The BHCA also prohibits a bank holding company, with certain exceptions, from acquiring more than 5% of the voting shares of any company and from engaging in any business other than banking or managing or controlling banks.  The Federal Reserve Board has determined by regulation that certain activities are closely related to banking within the meaning of the BHCA.  These activities include:  operating a mortgage company, finance company, credit card company or factoring company; performing certain data processing operations; providing investment and financial advice; and acting as an insurance agent for certain types of credit-related insurance.

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

The International Money Laundering Abatement and Anti-Terrorist Financing Act of 2001 (“Patriot Act”) was adopted in response to the September 11, 2001 terrorist attacks.  The Patriot Act provides law enforcement with greater powers to investigate terrorism and prevent future terrorist acts.  Among the broad-reaching provisions contained in the Patriot Act are several designed to deter terrorists’ ability to launder money in the United States and provide law enforcement with additional powers to investigate how terrorists and terrorist organizations are financed.  The Patriot Act creates additional requirements for banks, which were already subject to similar regulations.  The Patriot Act authorizes the Secretary of Treasury to require financial institutions to take certain “special measures” when the Secretary suspects that certain transactions or accounts are related to money laundering.  These special measures may be ordered when the Secretary suspects that a jurisdiction outside of the United States, a financial institution operating outside of the United States, a class of transactions involving a jurisdiction outside of the United States or certain types of accounts are of “primary money laundering concern.”  The special measures include the following:  (a) require financial institutions to keep records and report on transactions or accounts at issue; (b) require financial institutions to obtain and retain information related to the beneficial ownership of any account opened or maintained by foreign persons; (c) require financial institutions to identify each customer who is permitted to use the account; and (d) prohibit or impose conditions on the opening or maintaining of correspondence or payable-through accounts.  Failure of a financial institution to maintain and implement adequate programs to combat money laundering and terrorist financing or to comply with all of the relevant laws or regulations could have serious legal and reputational consequences for an institution.

The operations of the insurance subsidiary are subject to the oversight and review by the State of Arizona Department of Insurance.

Index

Page Three

On July 30, 2002, the United States Congress enacted the Sarbanes-Oxley Act of 2002, a law that addresses corporate governance, auditing and accounting, executive compensation and enhanced timely disclosure of corporate information.  As Sarbanes-Oxley directs, the Company’s Chief Executive Officer and Chief Financial Officer are each required to certify that the Company’s quarterly and annual reports do not contain any untrue statement of a material fact.  Additionally, these individuals must certify the following:  they are responsible for establishing, maintaining and regularly evaluating the effectiveness of the Company’s internal controls; they have made certain disclosures to the Company’s auditors and the Audit Committee of the Board of Directors about the Company’s internal controls; and they have included information in the Company’s quarterly and annual reports about their evaluation and whether there have been significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the evaluations.

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

Additionally, federal banking laws require regulatory authorities to take “prompt corrective action” with respect to depository institutions that do not satisfy minimum capital requirements.  The extent of these powers depends upon whether the institutions in question are “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” or “critically undercapitalized,” as such terms are defined under uniform regulations defining such capital levels issued by each of the federal banking agencies.  As an example, a depository institution that is not well capitalized is generally prohibited from accepting brokered deposits and offering interest rates on deposits higher than the prevailing rate in its market.  Additionally, a depository institution is generally prohibited from making any capital distribution (including payment of a dividend) or paying any management fee to its holding company, may be subject to asset growth limitations and may be required to submit capital restoration plans if the depository institution is considered undercapitalized.

Index

Page Four

The Company’s and its subsidiaries’ regulatory capital ratios are presented in the table below:

	Actual Ratio	Actual Ratio	Regulatory
	December 31, 2008	December 31, 2007	Minimum
Total Risk Based Capital
Highlands Bankshares	14.20%	14.53%
The Grant County Bank	13.99%	13.23%	8.00%
Capon Valley Bank	12.77%	14.78%	8.00%

Tier 1 Leverage Ratio
Highlands Bankshares	10.18%	9.95%
The Grant County Bank	10.00%	9.09%	4.00%
Capon Valley Bank	9.11%	10.00%	4.00%

Tier 1 Risk Based Capital Ratio
Highlands Bankshares	12.98%	13.28%
The Grant County Bank	12.79%	12.09%	4.00%
Capon Valley Bank	11.52%	13.53%	4.00%

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

Grant County Bank and Capon Valley Bank are subject to various statutory restrictions on their ability to pay dividends to the Company.  Specifically, the approval of the appropriate regulatory authorities is required prior to the payment of dividends by Grant County Bank and Capon Valley Bank in excess of earnings retained in the current year plus retained net profits for the preceding two years.  The payment of dividends by the Company, Grant County Bank and Capon Valley Bank may also be limited by other factors, such as requirements to maintain adequate capital above regulatory guidelines.  The Federal Reserve Board and the Federal Deposit Insurance Corporation have the authority to prohibit any bank under their jurisdiction from engaging in an unsafe and unsound practice in conducting its business.  Depending upon the financial condition of Grant County Bank and Capon Valley Bank, the payment of dividends could be deemed to constitute such an unsafe or unsound practice.  The Federal Reserve Board and the FDIC have indicated their view that it’s generally unsafe and unsound practice to pay dividends except out of current operating earnings.  The Federal Reserve Board has stated that, as a matter of prudent banking, a bank or bank holding company should not maintain its existing rate of cash dividends on common stock unless (1) the organization’s net income available to common shareholders over the past year has been sufficient to fund fully the dividends and (2) the prospective rate or earnings retention appears consistent with the organization’s capital needs, asset quality, and overall financial condition.  Moreover, the Federal Reserve Board has indicated that bank holding companies should serve as a source of managerial and financial strength to their subsidiary banks.  Accordingly, the Federal Reserve Board has stated that a bank holding company should not maintain a level of cash dividends to its shareholders that places undue pressure on the capital of bank subsidiaries, or that can be funded only through additional borrowings or other arrangements that may undermine the bank holding company’s ability to serve as a source of strength.

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

Financial Market and Economic Conditions May Adversely Affect Our Business.

The United States is considered to be in a recession, and many businesses are having difficulty due to reduced consumer spending and the lack of liquidity in the credit markets.  Unemployment has increased significantly.

Because of declines in home prices and the values of subprime mortgages across the country, financial institutions and the securities markets have been adversely affected by significant declines in the values of most asset classes and by a serious lack of liquidity.  These conditions have led to the failure or merger of a number of prominent financial institutions.  In 2008, the U.S. government, the Federal Reserve and other regulators have taken numerous steps to increase liquidity and to restore investor confidence, but asset values have continued to decline and access to liquidity continues to be very limited.

Highlands’ financial performance and the ability of borrowers to pay interest on and repay principal of outstanding loans and the value of collateral securing those loans depends on the business environment in the markets where Highlands operates.

An Increase in FDIC Assessments Could Impact Our Financial Performance.

The FDIC imposes an assessment against all depository institutions for deposit insurance.  See “Supervision and Regulation – FDIC Assessments.”  In the current economic environment, it is likely that this assessment will increase in general for financial institutions across the country, including the Bank, thereby increasing operating costs.

The FDIC imposes an assessment against all depository institutions for deposit insurance.  This assessment is based on the risk category of the institution and, prior to 2009, ranged from five to 43 basis points of an institution’s deposits.  On October 7, 2008, as a result of decreases in the reserve ratio of the DIF, the FDIC issued a proposed rule establishing a Restoration Plan for the DIF.  The rulemaking proposed that, effective January 1, 2009, assessment rates would increase uniformly by seven basis points for the first quarter 2009 assessment period.  The rulemaking proposed to alter the way in which the FDIC’s risk-based assessment system differentiates for risk and set new deposit insurance assessment rates, effective April 1, 2009.  Under the proposed rule, the FDIC would first establish an institution’s initial base assessment rate.  This initial base assessment rate would range, depending on the risk category of the institution, from 10 to 45 basis points.  The FDIC would then adjust the initial base assessment (higher or lower) to obtain the total base assessment rate.  The adjustment to the initial base assessment rate would be based upon an institution’s levels of unsecured debt, secured liabilities, and brokered deposits.  The total base assessment rate would range from eight to 77.5 basis points of the institution’s deposits.  On December 22, 2008, the FDIC published a final rule raising the current deposit insurance assessment rates uniformly for all institutions by seven basis points (to a range from 12 to 50 basis points) for the first quarter of 2009.  However, the FDIC approved an extension of the comment period on the parts of the proposed rulemaking that would become effective on April 1, 2009.  The FDIC expects to issue a second final rule early in 2009, to be effective April 1, 2009, to change the way that the FDIC’s assessment differentiates for risk and to set new assessment rates beginning with the second quarter of 2009.  On February 27, 2009, the FDIC proposed an emergency assessment charged to all financial institutions of 0.20% of insured deposits as of June 30, 2009, payable on September 30, 2009.  In March of 2009, the FDIC reduced the amount of the proposed assessment to 0.10% of insured deposits as of June 30, 2009.

Index

Page Six

Troubled Asset Relief Program – Capital Purchase Program

On October 3, 2008, the Federal government enacted the Emergency Economic Stabilization Act of 2008 (“EESA”).  EESA was enacted to provide liquidity to the U.S. financial system and lessen the impact of looming economic problems.  The EESA included broad authority.  The centerpiece of the EESA is the Troubled Asset Relief Program (“TARP”).  EESA’s broad authority was interpreted to allow the U.S. Treasury to purchase equity interests in both healthy and troubled financial institutions.  The equity purchase program is commonly referred to as the Capital Purchase Program (“CPP”).  The company elected not to participate in the CPP.

America Recovery and Reinvestment Act of 2009

On February 17, 2009, President Obama signed into law the American Recovery and Reinvestment Act of 2009 (“ARRA”), more commonly known as the economic stimulus or economic recovery package.  ARRA includes a wide variety of programs intended to stimulate the economy and provide for extensive infrastructure, energy, health, and education needs.

Future Legislation

Various other legislative and regulatory initiatives, including proposals to overhaul the banking regulatory system and to limit the investments that a depository institution may make with insured funds, are from time to time introduced in Congress and state legislatures, as well as regulatory agencies.  Such legislation may change banking statutes and the operating environment of Highlands and its subsidiary banks in substantial and unpredictable ways, and could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance depending upon whether any of this potential legislation will be enacted, and if enacted, the effect that it or any implementing regulations, would have on the financial condition or results of operations of Highlands or any of its subsidiaries.  With the recent enactments of EESA and ARRA, the nature and extent of future legislative and regulatory changes affecting financial institutions is very unpredictable at this time.  The Company cannot determine the ultimate effect that such potential legislation, if enacted, would have upon its financial condition or operations.

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

Executive Officers

	Age	Position with the Company	Principal Occupation (Past Five Years)
C.E. Porter	60	Chief Executive Officer	CEO of Highlands since 2004, President of The Grant County Bank since 1991
R. Alan Miller	39	Principal Financial Officer	PFO of Highlands since 2002
Alan L. Brill	54	Secretary; President of Capon Valley Bank	President of Capon Valley Bank since 2001

Index

Page Seven

Item 1A.	Risk Factors

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

Index

Page Eight

An Economic Slowdown in the Company’s Market Area Could Hurt Our Business.

An economic slowdown in our market area could hurt our business.  An economic slowdown could have the following consequences:

•	Loan delinquencies may increase;
•	Problem assets and foreclosures may increase;
•	Demand for the products and services of the Company may decline;
•	Collateral (including real estate) for loans made by the company may decline in value, in turn reducing customers’ borrowing power and making existing loans less secure;
•	Certain industries which are integral to the economy within the Company’s primary market area, may experience a downturn; and,
•
The current economic environment poses significant challenges for the Company as well as other financial institutions across the country. These challenges could adversely affect our financial condition and results of operations.

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

The Company’s Controls and Procedures May Fail or Be Circumvented.

Management regularly reviews and updates the Company’s internal controls, disclosure controls and procedures, and corporate governance policies and procedures.  Any system of controls, no matter how well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met.  Any failure or circumvention of the Company’s controls and procedures or failure to comply with regulations related to controls and procedures could have a material adverse effect on the Company’s business, results of operations and financial conditions

Index

Page Nine

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The table below lists the primary properties utilized in operations by the Company. All listed properties are owned by the Company.

Location	Description
3 N. Main Street, Petersburg, WV 26847	Primary Office, The Grant County Bank
Route 33, Riverton, WV 26814	Branch Office, The Grant County Bank
500 S. Main Street, Moorefield, WV 26836	Branch Office, The Grant County Bank
Route 220 & Josie Dr., Keyser, WV 26726	Branch Office, The Grant County Bank
Main Street, Harman, WV 26270	Branch Office, The Grant County Bank
William Avenue, Davis, WV 26260	Branch Office, The Grant County Bank
Route 32 & Cortland Rd., Davis, WV 26260	Branch Office, The Grant County Bank
2 W. Main Street, Wardensville, WV 26851	Primary Office, Capon Valley Bank
717 N. Main Street, Moorefield, WV 26836	Branch Office, Capon Valley Bank
Route 55, Baker, WV 26801	Branch Office, Capon Valley Bank
6701 Northwestern Pike, Gore, VA 22637	Branch Office, Capon Valley Bank

Item 3.	Legal Proceedings

Management is not aware of any material pending or threatened litigation in which Highlands or its subsidiaries may be involved as a defendant.  In the normal course of business, the Banks periodically must initiate suits against borrowers as a final course of action in collecting past due indebtedness.

Item 4.	Submission of Matters to a Vote of Security Holders

Highlands Bankshares, Inc. did not submit any matters to a vote of security holders during the fourth quarter of 2008.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company had approximately 1,100 shareholders as of December 31, 2008. This amount includes all shareholders, whether titled individually or held by a brokerage firm or custodian in street name. The Company's stock is not traded on any national or regional stock exchange although brokers may occasionally initiate or be a participant in a trade.  The Company’s stock is listed on the Over The Counter Bulletin Board under the symbol HBSI.OB.  The Company may not know terms of an exchange between individual parties.

The table on the following page outlines the dividends paid and market prices of the Company's stock based on prices disclosed to management.  Prices have been provided using a nationally recognized online stock quote system.  Such prices may not include retail mark-ups, mark-downs or commissions. Dividends are subject to the restrictions described in Note Nine to the Financial Statements.

Index

Page Ten

Highlands Bankshares, Inc. Common Stock

		Estimated Market Range
	Dividends Per Share	High	Low
2008
First Quarter	$.27	$30.00	$27.00
Second Quarter	$.27	$38.00	$27.75
Third Quarter	$.27	$38.00	$31.00
Fourth Quarter	$.27	$35.00	$29.00

2007
First Quarter	$.25	$34.50	$32.50
Second Quarter	$.25	$34.75	$33.55
Third Quarter	$.25	$34.85	$33.35
Fourth Quarter	$.25	$34.85	$29.40

Set forth below is a line graph comparing the cumulative total return of Highlands Bankshares’ common stock from December 31, 2003, assuming reinvestment of dividends, with that of the Standard & Poor's 500 Index ("S&P 500") and the NASDAQ Bank Index.

Index

Page Eleven

Item 6.	Selected Financial Data

	Years Ending December 31,
	(In thousands of dollars, except for per share amounts)
	2008	2007	2006	2005	2004
Total Interest Income	$26,203	$27,664	$23,894	$19,813	$17,729
Total Interest Expense	8,866	10,703	7,909	5,761	4,711
Net Interest Income	17,337	16,961	15,985	14,052	13,018

Provision for Loan Losses	909	837	682	875	920

Net Interest Income After Provision for Loan Losses	16,428	16,124	15,303	13,177	12,098

Other Income	2,699	2,080	1,997	1,669	1,597
Other Expenses	11,419	10,952	10,394	9,128	8,938

Income Before Income Taxes	7,708	7,252	6,906	5,718	4,757

Income Tax Expense	2,738	2,599	2,391	1,916	1,551

Net Income	$4,970	$4,653	$4,515	$3,802	$3,206

Total Assets at Year End	$378,295	$380,936	$357,316	$337,573	$299,992
Long Term Debt at Year End	$11,317	$11,819	$14,992	$15,063	$8,377

Net Income Per Share of Common Stock	$3.59	$3.24	$3.14	$2.65	$2.23
Dividends Per Share of Common Stock	$1.08	$1.00	$.94	$.82	$.63

Return on Average Assets	1.32%	1.24%	1.29%	1.21%	1.07%
Return on Average Equity	12.38%	12.03%	12.67%	11.53%	10.36%
Dividend Payout Ratio	30.12%	30.88%	29.91%	30.99%	28.23%
Year End Equity to Assets Ratio	10.41%	10.66%	10.38%	10.07%	10.55%

Index

Page Twelve

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results or Operations

Forward Looking Statements

Certain statements in this report may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements are statements that include projections, predictions, expectations or beliefs about future events or results or otherwise are not statements of historical fact.  Such statements are often characterized by the use of qualified words (and their derivatives) such as “expect,” “believe,” “estimate,” “plan,” “project,” “anticipate” or other similar words.  Although the Company believes that its expectations with respect to certain forward-looking statements are based upon reasonable assumptions within the bounds of its existing knowledge of its business and operations, there can be no assurance that actual results, performance or achievements of the Company will not differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements.  Actual future results and trends may differ materially from historical results or those anticipated depending on a variety of factors, including, but not limited to, those factors set forth in “Risk Factors” and the effects of and changes in:  general economic conditions, the interest rate environment, legislative and regulatory requirements, competitive pressures, new products and delivery systems, inflation, changes in the stock and bond markets, technology, downturns in the trucking and timber industries, effects of mergers and/or downsizing in the poultry industry in Hardy County, and consumer spending and savings habits.  Additionally, actual future results and trends may differ from historical or anticipated results to the extent: (1) any significant downturn in certain industries, particularly the trucking and timber and coal extraction industries are experienced; (2) loan demand decreases from prior periods; (3) the Company may make additional loan loss provisions due to negative credit quality trends in the future that may lead to a deterioration of asset quality; (4) the Company may not continue to experience significant recoveries of previously charged-off loans or loans resulting in foreclosure; (5) increased liquidity needs may cause an increase in funding costs; (6) the quality of the Company’s securities portfolio may deteriorate and, (7) the Company is unable to control costs and expenses as anticipated. The Company does not update any forward-looking statements that may be made from time to time by or on behalf of the Company.

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

Allowance for Loan Losses

The allowance for loan losses is an estimate of the losses that may be sustained in the loan portfolio. The allowance is based on two basic principles of accounting: (i) Statement of Financial Accounting Standards No. 5, Accounting for Contingencies (SFAS 5), which requires that losses be accrued when they are probable of occurring and estimable and (ii) Statement of Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan (SFAS 114), which requires that losses be accrued based on the differences between the value of collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance.

Index

Page Thirteen

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

SFAS 114 does not specify how an institution should identify loans that are to be evaluated for collectibility, nor does it specify how an institution should determine that a loan is impaired. Each subsidiary of Highlands uses its standard loan review procedures in making those judgments so that allowance estimates are based on a comprehensive analysis of the loan portfolio. For loans within the scope of SFAS 114 that are individually evaluated and found to be impaired, the associated allowance is based upon the estimated fair value, less costs to sell, of any collateral securing the loan as compared to the existing balance of the loan as of the date of analysis.

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

Intangible Assets

The Company carries intangible assets related to the purchase of two banks. Amounts paid to purchase these banks were allocated as intangible assets. Generally accepted accounting principles were applied to allocate the intangible components of the purchases. The excess was allocated between identifiable intangibles (core deposit intangibles) and unidentified intangibles (goodwill). Goodwill is required to be evaluated for impairment on an annual basis, and the value of the goodwill adjusted accordingly, should impairment be found.  As of December 31, 2008, the Company did not identify an impairment of this intangible.

In addition to the intangible assets associated with the purchases of banks, the company also carries intangible assets relating to the purchase of naming rights to certain features of a performing arts center in Petersburg, WV.

A summary of the change in balances of intangible assets can be found in Note Twenty Two to the Financial Statements.

Index

Page Fourteen

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) reached a consensus on Emerging Issues Task Force (“EITF”) Issue 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements,” (“EITF Issue 06-4”). In March 2007, the FASB reached a consensus on EITF Issue 06-10, “Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements,” (“EITF Issue 06-10”). Both of these standards require a company to recognize an obligation over an employee’s service period based upon the substantive agreement with the employee such as the promise to maintain a life insurance policy or provide a death benefit postretirement. These EITF pronouncements became effective for Highlands Bankshares on January 1, 2008. These EITF pronouncements provided an option for affected companies to record the resulting liability as a cumulative effect adjustment to retained earnings at the beginning of the period in which recorded or to record through retrospective application to prior periods. Highlands Bankshares opted to record the liability as a cumulative effect adjustment to retained earnings and as such recorded a liability and corresponding reduction of retained earnings of $348,000. There is no corresponding deferred tax consequence relating to this liability.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS 157).  SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  SFAS 157 does not require any new fair value measurements, but rather, provides enhanced guidance to other pronouncements that require or permit assets or liabilities to be measured at fair value.  This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those years.  The FASB has approved a one-year deferral for the implementation of the Statement for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. SFAS 157 had no material impact on the Company’s December 31, 2008  financial statements. Additional disclosure information required by this pronouncement is included as a footnote to the financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159).  This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of this Statement is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The fair value option established by this Statement permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option may be applied instrument by instrument and is irrevocable. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007, with early adoption available in certain circumstances. The Company adopted SFAS 159 effective January 1, 2008. The Company decided not to report any existing financial assets or liabilities at fair value that are not already reported, thus the adoption of this statement did not have a material impact on the consolidated financial statements.

In November 2007, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 109, “Written Loan Commitments Recorded at Fair Value Through Earnings” (SAB 109). SAB 109 expresses the current view of the staff that the expected net future cash flows related to the associated servicing of the loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. SEC registrants are expected to apply the views in Question 1 of SAB 109 on a prospective basis to derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007.   SAB 109 did not have a material impact on the Company’s consolidated financial statements.

In April 2008, the FASB issued FASB Staff Position (FSP) No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP No. 142-3”). FSP No. 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FASB SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). The intent of FSP No. 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the assets under SFAS No. 141(R). FSP No. 142-3 is effective for the Company on January 1, 2009, and applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. The adoption of FSP No. 142-3 is not expected to have a material impact on the Company’s consolidated financial statements.

Index

Page Fifteen

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” (“SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” Management does not expect the adoption of the provision of SFAS No. 162 to have any impact on the consolidated financial statements.

In October 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” (“FSP 157-3”). FSP 157-3 clarifies the application of SFAS No. 157 in determining the fair value of a financial asset during periods of inactive markets. FSP 157-3 was effective as of September 30, 2008 and did not have material impact on the Company’s consolidated financial statements.

No other recent accounting pronouncements had a material impact on the Company’s consolidated financial statements, and it is believed that none will have a material impact on the Company’s operations in future years.

Overview of 2008 Results

Net income for 2008 increased by 6.81% as compared to 2007. The Company experienced a 2.22% increase in net interest income, which was partially offset by a $72,000 increase in the provision for loan losses. Non interest income increased 29.76% mostly as a result of increases in charges relating to non-sufficient funds fees charged to checking accounts and increases in insurance earnings. Non interest expense increased 4.26% due largely to an increase in salary and benefits expense and to increases in other operational expense as the result of expanding operational growth and usual inflationary pressures.

The table below compares selected commonly used measures of bank performance for the twelve month periods ended December 31, 2008, 2007 and 2006:

	2008	2007	2006
Annualized return on average assets	1.32%	1.24%	1.29%
Annualized return on average equity	12.38%	12.03%	12.67%
Net interest margin (1)	4.97%	4.89%	5.05%
Efficiency Ratio (2)	56.99%	57.52%	57.80%
Earnings per share (3)	$3.59	$3.24	$3.14

(1) On a fully taxable equivalent basis and including loan origination fees
(2) Non-interest expenses for the period indicated divided by the sum of net interest income and non-interest income for the period indicated.
(3) Per weighted average shares of common stock outstanding for the period indicated. Earnings per share for 2008 reflect share repurchase of 100,001 shares during the second and third quarters of 2008.

Index

Page Sixteen

The change in net income from 2007 to 2008 was impacted significantly by non-recurring items. The table below summarizes the impact of non-recurring items on both 2008 and 2007 income.

	Impact of non recurring item, year ended December 31,
	2008	2007	Increase (Decrease)
Description of non recurring item
Gains (losses) recorded on calls of securities available for sale	$110	$1	$109
Gains (losses) recorded on sale of other real estate owned	4	0	4
Gain on life insurance settlement	30	0	30
Net gains (losses) recorded on sale of fixed assets	32	(38)	70
Total impact of non recurring items on before tax income	176	(37)	213
Income tax effect	(55)	13	(68)
Total impact of non recurring items on net income	$121	$(24)	$145

Quarterly Financial Results

Quarterly Financial Results For the Year Ended December 31, 2008
(in thousands, except per share amounts)

	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Total Interest Income	$6,325	$6,471	$6,570	$6,837
Total Interest Expense	2,026	2,054	2,204	2,582
Net Interest Income	4,299	4,417	4,366	4,255

Provision for Loan Losses	273	238	219	179

Net Interest Income After Provision for Loan Losses	4,026	4,179	4,147	4,076

Other Income	675	687	680	657
Other Expenses	2,848	2,910	2,875	2,786

Income Before Income Taxes	1,853	1,956	1,952	1,947

Income Tax Expense	642	656	731	709

Net Income	$1,211	$1,300	$1,221	$1,238

Net Income Per Share of Common Stock outstanding	$.90	$.97	$.86	$.86
Dividends Per Share of Common Stock	$.27	$.27	$.27	$.27

Index

Page Seventeen

Quarterly Financial Results For the Year Ended December 31, 2007
(in thousands, except per share amounts)

	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Total Interest Income	$7,102	$7,079	$6,917	$6,566
Total Interest Expense	2,799	2,796	2,660	2,448
Net Interest Income	4,303	4,283	4,257	4,118

Provision for Loan Losses	351	145	168	173

Net Interest Income After Provision for Loan Losses	3,952	4,138	4,089	3,945

Other Income	572	542	495	471
Other Expenses	2,634	2,857	2,803	2,658

Income Before Income Taxes	1,890	1,823	1,781	1,758

Income Tax Expense	614	690	658	637

Net Income	$1,276	$1,133	$1,123	$1,121

Net Income Per Share of Common Stock outstanding	$.89	$.79	$.78	$.78
Dividends Per Share of Common Stock	$.25	$.25	$.25	$.25

Net Interest Income

2008 Compared to 2007

Net interest income, on a fully taxable equivalent basis, increased 2.27% from 2007 to 2008. As average balances of both earning assets and interest bearing liabilities remained relatively flat from year to year, this increase in net interest income was most impacted by changes in average rates earned on assets and paid on interest bearing liabilities and by changes in the relative mix of earning assets and interest bearing liabilities.

For the year ended December 31, 2008, the Company’s average balances of both earning assets and interest bearing liabilities remained relatively unchanged as compared to 2007. However, changes in the relative mix of earning assets and interest bearing liabilities for 2008 as compared to 2007 impacted the Company’s net interest earnings. The percent of average loan balances, the highest earning of the Company’s earning assets, to total average earning assets increased from 86.90% in 2007 to 90.04% in 2008, and the percent of average balances of time deposits and long term debt, both comparatively more expensive interest bearing liabilities, decreased slightly from 2007 to 2008. These changes in the relative mix of earning assets and interest bearing liabilities positively impacted the Company’s net interest income, contributing to the decline in average rates paid on interest bearing liabilities being greater than the decline seen on average rates on earning assets.

Recent rate cuts by the Federal Reserve (“the Fed”) for the target rate for federal funds sold continues to impact yields on earning assets and average rates paid on interest bearing liabilities. The Company experienced declining rates for 2008 as compared to 2007 on all components of earning assets and on all components of interest bearing liabilities.

During the fourth quarter of 2008, loan demand increased as compared to the first nine months of the year. The Company has substantially funded this loan growth through reductions in balances of federal funds sold, which stood at $21,714,000 at March 31, 2008, but decreased to nearly zero by the end of the year. In addition, competition for deposits appears to have increased, and, rather than increase deposit rates above that of the local competition, the Company allowed deposit balances to shrink. The result was that this fourth quarter loan growth required overnight and short term borrowings. The impact of these borrowings has been positive in the short term as a result of the low rate of interest paid on these borrowings versus those paid on time deposits or other long term debt instruments.

Index

Page Eighteen

In the coming periods, should loan demand remain strong, the Company may be required to increase deposit rates to attract increased deposit balances to fund this potential loan growth, or may be required to further utilize its long term debt potential. This may have the effect of causing net interest margin to shrink, however, management anticipates, were this need to occur, that total net interest income should not be adversely affected.

Further discussion relating to potential risks relating to interest rates which might impact the Company’s net interest income in future periods occurs in Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Also, balances of non performing loans have increased from December 31, 2007 to December 31, 2008 and balances of other real estate acquired through foreclosures have increased over the same time period. Increases in balances of non-accrual loans and other real estate acquired through foreclosure often have adverse effects on net interest income. Should balances of non accrual loans and other real estate acquired through foreclosure continue to increase, net interest margin may decrease accordingly.  Further discussion relating to the Company’s loan portfolio and credit quality can be found as part of this Management’s Discussion and Analysis under the headings of “Loan Portfolio” and “Credit Quality.”

The table below illustrates the effects on net interest income of changes in average volumes of interest bearing liabilities and earning assets from 2007 to 2008 and changes in average rates on interest bearing liabilities and earning assets from 2007 to 2008 (in thousands of dollars):

EFFECT OF RATE-VOLUME CHANGES ON NET INTEREST
(On a fully taxable equivalent basis)
Increase (Decrease) 2008 Compared to 2007

	Due to change in:
	Average Volume	Average Rate	Total Change
Interest Income
Loans	$988	$(1,474)	$(486)
Taxable investment securities	(160)	(167)	(327)
Nontaxable investment securities	28	(1)	27
Interest bearing deposits	(37)	(61)	(98)
Federal funds sold	(166)	(401)	(567)
Total Interest Income	653	(2,104)	(1,451)

Interest Expense
Demand deposits	(7)	(133)	(140)
Savings deposits	9	(311)	(302)
Time deposits	(28)	(1,280)	(1,308)
Overnight and other short term debt	19	0	19
Long term debt	(54)	(52)	(106)
Total Interest Expense	(61)	(1,776)	(1,837)

Net Interest Income	$714	$(328)	$386

Index

Page Nineteen

The table below sets forth an analysis of net interest income for the years ended December 31, 2008 and 2007 (average balances and interest income/expense shown in thousands of dollars):

	2008			2007
	Average Balance	Income /Expense	Yield /Rate	Average Balance	Income /Expense	Yield /Rate

Earning Assets
Loans	$315,473	$24,809	7.86%	$302,906	$25,295	8.35%
Taxable investment securities	20,745	987	4.76%	24,104	1,314	5.45%
Nontaxable investment securities	3,392	205	6.04%	2,929	178	6.06%
Interest bearing deposits	1,419	44	3.10%	2,610	142	5.44%
Federal funds sold	9,354	234	2.50%	16,006	801	5.00%
Total Earning Assets	350,383	26,279	7.50%	348,555	27,730	7.96%

Allowance for loan losses	(3,637)			(3,589)
Other non-earning assets	30,276			29,504

Total Assets	$377,022			$374,470

Interest Bearing Liabilities
Demand deposits	$23,258	$77	.33%	$25,363	$217	.86%
Savings deposits	49,363	383	.78%	48,181	685	1.42%
Time deposits	195,963	7,897	4.03%	196,648	9,205	4.68%
Overnight and other short term debt	1,412	19	1.35%
Long term debt	11,357	490	4.31%	12,613	596	4.73%
Total Interest Bearing Liabilities	281,353	8,866	3.15%	282,805	10,703	3.78%

Demand deposits	49,827			48,101
Other liabilities	5,711			4,886
Stockholders’ equity	40,131			38,678

Total Liabilities and Stockholders’ Equity	$377,022			$374,470

Net Interest Income		$17,413			$17,027
Net Yield on Earning Assets			4.97%			4.89%

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

Index

Page Twenty

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

The table below sets forth an analysis of net interest income for the years ended December 31, 2007 and 2006 (average balances and interest income/expense shown in thousands of dollars):

	2007			2006
	Average Balance	Income /Expense	Yield /Rate	Average Balance	Income /Expense	Yield /Rate

Earning Assets
Loans	$302,906	$25,295	8.35%	$277,871	$22,118	7.96%
Taxable investment securities	24,104	1,314	5.45%	24,970	1,095	4.39%
Nontaxable investment securities	2,929	178	6.06%	2,987	173	5.79%
Interest bearing deposits	2,610	142	5.44%	1,576	72	4.57%
Federal funds sold	16,006	801	5.00%	10,287	500	4.87%
Total Earning Assets	348,555	27,730	7.96%	317,691	23,958	7.54%

Allowance for loan losses	(3,589)			(3,283)
Other non-earning assets	29,504			28,648

Total Assets	$374,470			$343,056

Interest Bearing Liabilities
Demand deposits	$25,363	$217	.86%	$25,658	$224	.87%
Savings deposits	48,181	685	1.42%	50,235	549	1.09%
Time deposits	196,648	9,205	4.68%	164,005	6,429	3.92%
Long term debt	12,613	596	4.73%	15,643	707	4.52%
Total Interest Bearing Liabilities	282,805	10,703	3.78%	255,541	7,909	3.10%

Demand deposits	48,101			48,056
Other liabilities	4,886			3,810
Stockholders’ equity	38,678			35,649

Total Liabilities and Stockholders’ Equity	$374,470			$343,056

Net Interest Income		$17,027			$16,049
Net Yield on Earning Assets			4.89%			5.05%

Notes:
(1) Yields are computed on a taxable equivalent basis using a 37% tax rate
(2) Average balances are based upon daily balances
(3) Includes loans in non-accrual status
(4) Income on loans includes fees

Index

Page Twenty One

The table below illustrates the effects on net interest income of changes in average volumes of interest bearing liabilities and earning assets from 2006 to 2007 and changes in average rates on interest bearing liabilities and earning assets from 2006 to 2007 (in thousands of dollars):

EFFECT OF RATE-VOLUME CHANGES ON NET INTEREST INCOME
(On a fully taxable equivalent basis)
(In thousands of dollars)

Increase (Decrease) 2007 Compared to 2006

	Due to change in:
	Average Volume	Average Rate	Total Change
Interest Income
Loans	$1,993	$1,184	$3,177
Taxable investment securities	(38)	257	219
Nontaxable investment securities	(3)	8	5
Interest bearing deposits	46	23	69
Federal funds sold	279	22	301
Total Interest Income	2,277	1,494	3,771

Interest Expense
Demand deposits	(3)	(5)	(8)
Savings deposits	(22)	159	137
Time deposits	1,280	1,496	2,776
Long term debt	(137)	27	(110)
Total Interest Expense	1,118	1,677	2,795

Net Interest Income	$1,159	$(183)	$976

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

The table below summarizes the Company’s loan portfolio at December 31, 2008, 2007, 2006, 2005 and 2004 (in thousands of dollars):

	At December 31,
	2008	2007	2006	2005	2004
Real estate mortgage	$156,877	$169,122	$164,243	$153,646	$140,762
Real estate construction	27,210	15,560	14,828	12,201	8,850
Commercial	97,709	79,892	70,408	57,908	52,813
Installment	43,958	45,625	43,337	46,265	46,092
Total Loans	325,754	310,199	292,816	270,020	248,517

Allowance for loan losses	(3,667)	(3,577)	(3,482)	(3,129)	(2,530)

Net Loans	$322,087	$306,622	$289,334	$266,891	$245,987

Index

Page Twenty Two

Commercial loan balances include certain loans secured by commercial real estate. As of December 31, 2008 the Company maintained balances of loans secured by real estate of $261,289,000.

There were no foreign loans outstanding during any of the above periods.

The following table illustrates the Company’s loan maturity distribution as of December 31, 2008 (in thousands of dollars):

	Maturity Range
	Less than 1 Year	1-5 Years	Over 5 Years	Total
Loan Type
Commercial	$64,525	$16,715	$16,469	$97,709
Real estate mortgage and construction	71,288	86,414	26,385	184,087
Installment	20,538	23,324	96	43,958
Total Loans	$156,351	$126,453	$42,950	$325,754

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

Index

Page Twenty Three

The following table summarizes the Company’s non-performing loans (in thousands of dollars):

	At December 31,
	2008	2007	2006	2005	2004
Loans accounted for on a non-accrual basis
Consumer	$180	$71	$83	$124	$252
Real estate	1,166	845	161	619	278
Total Non-accrual Loans	1,346	916	244	743	530

Restructured Loans	705	198	0	0	0

Loans delinquent 90 days or more
Consumer	575	497	122	74	140
Commercial	65	3	0	966	355
Real estate	2,832	1,744	1,335	149	40
Total delinquent loans	3,472	2,244	1,457	1,189	535

Total Non-performing loans	$5,523	$3,358	$1,701	$1,932	$1,065

The carrying value of real estate acquired through foreclosure was $1,359,000 at December 31, 2008 and $336,000 at December 31, 2007. The Company's practice is to value real estate acquired through foreclosure at the lower of (i) an independent current appraisal or market analysis less anticipated costs of disposal, or (ii) the existing loan balance.

Because of its large impact on the local economy, management continues to monitor the economic health of the poultry industry. The Company has direct loans to poultry growers and the industry is a large employer in the Company’s trade area. In recent periods, the Company’s loan portfolio has also begun to reflect a concentration in loans collateralized by heavy equipment, particularly in the trucking, mining and timber industries. Because of the impact of the slowing economic conditions on the housing market, the timber sector has experienced a recent downturn. However, the Company has experienced no material losses related to foreclosures of loans collateralized by assets typical to the timber harvest industry. While close monitoring of this sector is necessary, management expects no significant losses in the foreseeable future.

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

Index

Page Twenty Four

A summary of the loans which the Company has identified as impaired follows (in thousands of dollars):

December 31, 2008
		Identified
Loan Type	Balance	Impairment
Mortgage	$2,237	$25
Commercial	1,460	171
Installment	144	76

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

During 2008, the Company’s experienced level of net charge-offs, as compared to gross loan balances, was slightly greater than that experienced in 2007, Although the volumes of loans charged off during 2008 was less than experienced in 2007, recoveries on loans previously charged off also declined, resulting in an increased volume of net charge-offs. As a result of the impact of the increased net charge-offs, and in addition to continued increases in loan balances, the Company’s provision for loan losses during 2008 was $72,000 greater than in 2007. The Company’s ratio of allowance for loan losses to gross loans fell from 1.15% at December 31, 2007 to 1.13% at December 31, 2008.  At December 31, 2008, the ratio of the allowance for loan losses to non-performing loans was 66.40% compared to 106.52% at December 31, 2007 and 204.70% at December 31, 2006.

Cumulative net loan losses, after recoveries, for the five-year period ending December 31, 2008 are as follows (in thousands of dollars):

	Dollars	Percent of Total
Commercial	$758	24%
Real Estate	644	20%
Consumer	1,783	56%
Total	$3,185

Index

Page Twenty Five

An analysis of the changes in the allowance for loan losses is set forth in the following table (in thousands of dollars):

	2008	2007	2006	2005	2004
Balance at beginning of period	$3,577	$3,482	$3,129	$2,530	$2,463

Charge-offs:
Commercial loans	198	540	27	45	97
Real estate loans	228	47	1	8	422
Consumer loans	524	494	551	567	642
Total Charge-offs:	950	1,081	579	620	1,161

Recoveries:
Commercial loans	20	59	5	28	37
Real estate loans	2	4	20	0	36
Consumer loans	109	276	225	150	235
Total Recoveries	131	339	250	178	308

Net Charge-offs	819	742	329	442	853

Provision for loan losses	909	837	682	875	920
Other additions	0	0	0	166	0

Balance at end of period	$3,667	$3,577	$3,482	$3,129	$2,530

Percent of net charge-offs to average net loans outstanding during the period	.26%	.24%	.11%	.17%	.51%

The table below shows the allocation of loans in the loan portfolio and the corresponding amounts of the allowance allocated by loan type (dollar amounts in thousands of dollars):

	At December 31,
	2008		2007		2006		2005		2004
	Amount	Percent of Loans	Amount	Percent of Loans	Amount	Percent of Loans	Amount	Percent of Loans	Amount	Percent of Loans
Commercial	$1,349	30%	$1,140	26%	$1,492	24%	$900	21%	$697	21%
Mortgage	994	57%	1,200	59%	996	61%	1,139	62%	853	60%
Consumer	1,285	13%	1,172	15%	967	15%	1,082	17%	970	19%
Unallocated	39		65		27		8		10
Totals	$3,667	100%	$3,577	100%	$3,482	100%	$3,129	100%	$2,530	100%

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

Index

Page Twenty Six

Non Interest Income

2008 Compared to 2007

Non interest income increased 29.76%, or $619,000 from 2007 to 2008.

Of this increase, a large portion related to the recording of non-recurring income items in 2008 as compared to 2007. Further discussions of non recurring income, net of non recurring losses, for 2008 as compared to 2007, is found in the overview section above. In addition, the increases in non recurring income items, increases in service charges on deposit accounts and increases in net insurance earnings and commissions comprise the largest portion of the increase in non interest income.

Service charges on deposit accounts increased 25.52% from 2007 to 2008. Of this increase, $323,000 was related to non sufficient funds charges on demand deposit accounts. During the latter part of 2007, The Grant County Bank implemented what is commonly referred to as a “courtesy overdraft” program which led to much of this increase.

Net insurance earnings and commissions increased $78,000 from 2007 to 2008. Insurance earnings for the Company consist of commissions earned by the subsidiary banks on life and accident and health insurance sold in relation to the extension of credit and insurance revenues, net of benefits paid, expense allowances and policy and claim reserves earned by the life insurance subsidiary.  As the Company’s balances of installment loans, and the new volume of installment loans, the primary market for credit life and accident and health insurance, have decreased over the past several years, gross revenues from insurance earnings have decreased. In relation to this decrease, required policy reserves have also declined, resulting in a larger net earnings for the life insurance subsidiary in 2008 as compared to 2007. The table below illustrates the components of insurance commissions and income for 2007 and 2008 (in thousands of dollars).

	2008	2007	Increase (Decrease)
Revenues
Gross commissions and insurance revenues	$303	$322	$(19)

Expenses
Benefits Paid	23	21	2
Changes in required policy and claim reserves	(38)	68	(106)
Expense allowance	107	100	7
Total Expenses	92	189	(97)

Net insurance income	$211	$133	$78

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

Index

Page Twenty Seven

Non-interest Expense

2008 compared to 2007

Non-interest expense increased 4.26% in 2008 as compared to 2007.

Changes in salary and benefits expense

The following table compares the components of salary and benefits expense for the twelve month periods ended December 31, 2008 and 2007 (in thousands of dollars):

Salary and Benefits Expense
	2008	2007	Increase (Decrease)
Employee salaries	$4,198	$4,040	$158
Employee benefit insurance	878	830	48
Payroll taxes	346	320	26
Post retirement plans	866	762	104
Total	$6,288	$5,952	$336

The table below illustrates the change in salary expense between 2008 compared to salary expense for 2007 occurring because of increases in average pay per employee and increases in the average number of full time employees (in thousands of dollars):

Amount
Changes due to increase in average salary per full time equivalent employee	$138
Changes due to increase in the average full time equivalent employees for the periods	20
Total increase in salary expense	$158

Changes in data processing expense

Data processing expense decreased 1.41%. As the company has moved toward increased electronic transfer of information between branch locations and centralized data processing locations, data processing costs have been slightly reduced for 2008 as compared to 2007.

Changes in occupancy and equipment expense

The following table illustrates the components of occupancy and equipment expense for the twelve month periods ended December 31, 2008 and 2007 (in thousands of dollars):

	2008	2007	Increase (Decrease)
Depreciation of buildings and equipment	$702	$704	$(2)
Maintenance expense on buildings and equipment	439	414	25
Utilities expense	94	99	(5)
Real estate and personal property tax	88	87	1
Other expense related to occupancy and equipment	95	80	15
Total occupancy and equipment expense	$1,418	$1,384	$34

Changes in miscellaneous non interest expense

Most other components of other non interest expense remained comparatively flat for 2008 as compared to  2007. The typical increases in costs associated with inflation and the increasing size of the organization were offset by decreases in state franchise tax expense as a result of a reduction in the effective rate of this tax and also decreases in advertising and marketing expense and a slight decline in legal and professional fees.

Index

Page Twenty Eight

The table below illustrates components of other non interest expense for 2008 and 2007 (in thousands of dollars). All significant individual components of other non interest expense are itemized.

	2008	2007	Increase (Decrease)
Office supplies and postage & freight expense	502	492	10
ATM expense	193	187	6
Advertising and marketing expense	189	193	(4)
Amortization of intangible assets	182	176	6
Miscellaneous components of other non interest expense	984	882	102
Total	$2,050	$1,930	$120

2007 compared to 2006

Non-interest expense increased 5.37% from 2006 to 2007.

Changes in salary and benefits expense

The following table compares the components of salary and benefits expense for the twelve month periods ended December 31, 2007 and 2006 (in thousands of dollars):

Salary and Benefits Expense
	2007	2006	Increase (Decrease)
Employee salaries	$4,040	$3,773	$267
Employee benefit insurance	831	735	96
Payroll taxes	319	331	(12)
Post retirement plans	762	832	(70)
Total	$5,952	$5,671	$281

The table below illustrates the change in salary expense between 2007 compared to salary expense for 2006 occurring because of increases in average pay per employee and increases in the average number of full time employees (in thousands of dollars):

Amount
Changes due to increase in average salary per full time equivalent employee	$120
Changes due to increase in the average full time equivalent employees for the periods	147
Total increase in salary expense	$267

Changes in miscellaneous non interest expense

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

Securities Portfolio

The Company's securities portfolio serves several purposes.  Portions of the portfolio are used to secure certain public and trust deposits.  The remaining portfolio is held as investments or used to assist the Company in liquidity and asset liability management.  Total securities, including restricted securities, represented 6.31% of total assets and 60.58% of total shareholders’ equity at December 31, 2008.

Index

Page Twenty Nine

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

The Company identifies at the time of acquisition those securities that are available for sale. These securities are valued at their market value with any difference in market value and amortized cost shown as an adjustment in stockholders' equity.  Changes within the year in market values are reflected as changes in other comprehensive income, net of the deferred tax effect.  As of December 31, 2008, the fair value of the securities available for sale exceed their cost basis by $354,000 ($223,000 after tax effect of $131,000).

The table below summarizes the carrying value of the Company’s securities at December 31, 2008, 2007 and 2006 (in thousands of dollars):

	Available for Sale
	Carrying Value
	December 31,
	2008	2007	2006
U.S. Treasuries and Agencies	$7,726	$15,245	$14,403
Obligations of states and political subdivisions	3,609	3,039	2,744
Mortgage backed securities	10,342	7,784	6,554
Marketable equities	15	22	28
Total	$21,692	$26,090	$23,729

The carrying amount and estimated market value of debt securities (in thousands of dollars) at December 31, 2008 by contractual maturity are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value	Equivalent Average Yield

Securities Available for Sale
Due in 3 months through one year	$749	$764	3.14%
Due after one year through three	7,024	7,168	4.26%
Due after three years through five years	2,667	2,750	3.70%
Due five years through ten years	660	653	3.98%
Mortgage backed securities	10,211	10,342	4.58%
Equity securities with no maturity	28	15
Total Available For Sale	$21,339	$21,692	4.29%
Yields on tax exempt securities are stated at actual yields.

Any changes in market values of securities deemed by management to be attributable to reasons other than changes in market rates of interest would be recorded through results of operations  It is management’s determination that all securities held at December 31, 2008 which have fair values less than the amortized cost, have these gross unrealized losses related to increases in the current interest rates for similar issues of securities, and that no material impairment for any securities in the portfolio exists because of downgrades of the securities or as a result of a change in the financial condition of any of the issuers. A summary of the length of time of unrealized losses for all securities held at December 31, 2008 can be found in the footnotes to the financial statements. Management reviews all securities with unrealized losses, and all securities in the portfolio on a regular basis to determine whether the potential for other than temporary impairment exists. One of the criteria for making this determination is the rating given to each bond by the major ratings agencies Moodys and Standard & Poors.

Index

Page Thirty

A summary of the Company’s securities portfolio at December 31, 2008, based on the ratings of the securities in the portfolio given by these ratings agencies is shown below (in thousands of dollars):

		Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
Ratings Provided by Ratings Agencies
Moody’s	S&P

U.S. Treasuries and Agencies
Aaa	AAA	$7,504	$222	$0	$7,726

Mortgage Backed Securities
Aaa	AAA	$10,211	$148	$17	$10,342

State and Municipals
Aaa	AAA	$1,375	$0	$9	$1,366
Aa2	AA	607	13	0	620
Aa3	AA-	753	13	0	766
A3	A-	180	3	0	183
Baa1	BBB+	285	0	0	285
No Rating		396	0	7	389

Marketable Equities
No Rating		$28	$0	$13	$15

Deposits

The Company's primary source of funds is local deposits.  The Company's deposit base is comprised of demand deposits, savings and money market accounts and other time deposits. The majority of the Company's deposits are provided by individuals and businesses located within the communities served.

Total balances of deposits decreased 2.30% from December 31, 2007 to December 31, 2008.

A summary of the maturity range of deposits over $100,000 is as follows (in thousands of dollars):

	At December 31,
	2008	2007	2006
Three months or less	$12,136	$19,609	$9,533
Four to twelve months	32,828	30,204	30,810
One year to three years	14,127	10,067	8,156
Four years to five years	5,688	5,606	6,368
Total	$64,779	$65,486	$54,867

Debt Instruments

Long Term Borrowings

The Company borrows funds from the Federal Home Loan Bank (“FHLB”) to reduce market rate risks or to provide operating liquidity.  Management typically will initiate these borrowings in response to a specific need for managing market risks or for a specific liquidity need and will attempt to match features of these borrowings to best suit the specific need. Therefore, the borrowings on the Company’s balance sheet as of December 31, 2008 and throughout the twelve month period ended December 31, 2008 have varying features of amortization or single payment with periodic, regular interest payment and also have interest rates which vary based on the terms and on the features of the specific borrowing. During 2008, the Company borrowed an additional $1,500,000 from the FHLB and made payments of $2,002,000 on outstanding balances.

Index

Page Thirty One

Short Term Borrowings

As it becomes necessary for short term liquidity needs and when beneficial for assisting in managing the profitability of the Company, management will periodically utilize either the FHLB or other available credit facilities for overnight or other short term borrowings. The use of short term debt instruments is not a frequently utilized borrowing mechanism of the Company, however, during the third and fourth quarters of 2008, circumstances prescribed use of these borrowing facilities. At December 31, 2008, the Company had balances of $4,800,000 in overnight and other short term borrowings. During the fourth quarter of 2008, the Company’s average balance of short term debt was $4,141,000. The average rate paid during the quarter on these borrowings was ..83%,

Capital Resources

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

The capital management function is an ongoing process. The Company looks first and foremost to maintain capital levels adequate to satisfy regulatory requirements through earnings retention. The maintenance of capital adequacy is weighed against the management of capital for satisfactory return on equity, typically via use of dividends and/or share repurchases. During 2006 and 2007, the Company’s capital position increased by $3,517,000 and $3,084,000 respectively. During 2008, the Company’s capital position decreased by $1,194,000. The Company, during the second and third quarters of the year repurchased 6.96% of its outstanding common shares. The return on average equity was 12.38% in 2008 compared to 12.03% for 2007 and 12.67% for 2006.  Total cash dividends declared represent 30.12% of net income for 2008 compared to 30.88% of net income for 2007 and 29.91% for 2006.  Book value per share was $29.47 at December 31, 2008 compared to $28.25 at December 31, 2007.

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

Historically, the Company’s primary need for additional levels of operational liquidity has been to fund increases in loan balances. The Company has normally funded increases in loans by increasing deposits and balances of borrowed fund and decreases in secondary liquidity sources such as balances of federal funds sold and balances of securities. The Company maintains credit facilities which are typically sufficient to adequately fulfill any short term liquidity needs, and management of deposit balances and long term borrowings are utilized for longer term liquidity management. Increases in liquidity requirements may cause the Company to offer above market rates on deposit products to attract new depositors, which would impact the Company’s net interest income. Further discussion relating to these risks can be found in Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The parent Company’s operating funds, funds with which to pay shareholder dividends and funds for the exploration of new business ventures have been supplied primarily through dividends paid by the Company’s two subsidiary Banks, Capon Valley Bank and The Grant County Bank.  The various regulatory authorities impose restrictions on dividends paid by a state bank.  A state bank cannot pay dividends without the consent of the relevant banking authorities in excess of the total net profits of the current year and the combined retained profits of the previous two years.  As of January 1, 2009, the subsidiary Banks could pay dividends to Highlands Bankshares, Inc. of approximately $3,238,000 without permission of the regulatory authorities.

Index

Page Thirty Two

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

The greatest portion of the Company’s net income is derived from net interest income after provision for loans losses. As such, factors that may have significant effects on the Company’s net interest income comprise the greatest market risks to the Company. The three largest components of risks to the Company’s ability to generate net interest income are competitive pressures for loans and deposits, interest rate volatility, and economic conditions which may have an effect on demand for loans or on the quality of the existing loan portfolio, which may affect the levels of provision for loan losses required to maintain an adequate allowance for loan losses.

Management must attempt to estimate and weigh the above factors in attempting to maintain a satisfactory level of liquidity and control the degree of interest rate risk assumed on the balance sheet in an effort to maximize net interest income given current and anticipated market conditions.

Competition for Loans and Deposits

Competition for new loans remains heavy. The result of this competition has also had the effect of causing increases in rates earned on loans to decrease as the Company has often had to price loans to match competitive pressures in order to maintain its demand for new loans. Should this influence continue into the future, the Company may experience a decrease in its net interest margin.

The competitive pressures have also affected deposit volumes and demand for the Company’s deposit products. To attract new deposit balances, the Company has often been required to increase deposit rates to match rates offered by competing financial institutions. Should this influence continue into the future, the Company may experience a decrease in its net interest margin.

Management can, to some degree, offset the effects of competitive rates on deposit products through other funding sources, such as long term and overnight borrowings. During the fourth quarter of 2008, the Company increasingly used its overnight borrowing capabilities to fund loan growth. The Company does not consider short term borrowings to be a significant part of its balance sheet management strategy, but will continue to utilize its capacity in this funding source when conditions warrant.

Economic Conditions

Economic conditions, both nationally and locally, could have a significant impact on the Company’s earnings and specifically on its net interest income after provision for loan losses.

Deteriorating economic conditions often have the effect of increasing balances of non-performing loans and the potential subsequent effect of increasing charge-offs. Both increasing balances of non-performing loans and increasing charge-offs may require the Company to increase its provision for loan losses to maintain an adequate balance of its allowance for loan losses, thus having a negative impact on the Company’s net interest margin after provision for loan losses. In addition, non-performing loans may be placed in non-accrual status, thus reducing the Company’s recognized interest revenue.

Index

Page Thirty Three

Interest Rate Volatility

Managing the risk of interest rate volatility involves regular monitoring of the interest sensitive assets relative to interest sensitive liabilities over specific time intervals.  Early withdrawal of deposits, greater than expected balances of new deposits, prepayments of loans and loan delinquencies are some of the factors that could affect actual versus expected cash flows.  In addition, changes in rates on interest sensitive assets and liabilities may not be equal, which could result in a change in net interest margin.  While the Company does not match each of its interest sensitive assets against specific interest sensitive liabilities, it does review its positions regularly and takes actions to reposition itself when necessary. With the largest amount of interest sensitive assets and liabilities re-pricing within one year, the Company believes it is in an excellent position to respond quickly to rapid market rate changes.

Interest rate market conditions may also affect portfolio composition of both assets and liabilities. Traditionally, the Company’s subsidiary Banks have primarily offered one-year adjustable rate mortgages (ARMs) to its mortgage loan customers. However, the low interest rate environment during the past several years created intense competition, especially from larger banking institutions and finance companies offering long term fixed rate mortgages. As a result, the Company, in recent periods, has begun to write more mortgage loans with adjustable rate maturities greater than one year. This increase in average maturity lengths may affect the timing of the repricing of the loan portfolio as compared to the timing of the repricing of the deposit portfolio.

At December 31, 2008, the Company’s balance sheet was, in the coming quarter of 2009, liability sensitive in that more liabilities reprice within 90 days than do assets. With decreases in rates seen during the third and fourth quarters of 2008, as evidenced by decreases by the Federal Reserve Board of the target rate for federal funds sold, this position of being liability sensitive should have a more positive impact on the Company’s net interest income than if the Company were asset sensitive for the same time period. The following table illustrates the Company’s sensitivity to interest rate changes as of December 31, 2008 (in thousands of dollars):

	1-90 Days	91-365 Days	1 to 3 Years	3 to 5 Years	More than 5 Years or no Maturity	Total
EARNING ASSETS
Loans	$64,009	$116,825	$87,250	$26,561	$31,109	$325,754
Federal funds sold	160					160
Restricted investments					2,177	2,177
Interest bearing deposits	193	309				502
Securities	1,589	6,027	7,373	2,364	4,339	21,692
Total Earning Assets	$65,951	123,161	94,623	28,925	37,625	350,285

INTEREST BEARING LIABILITIES
Interest bearing transaction accounts	68,610					68,610
Time deposits greater than $100,000	12,136	32,828	14,127	5,688		64,779
Time deposits less than $100,000	21,124	68,306	35,029	8,835		133,294
Debt instruments	4,911	340	2,728	5,984	2,154	16,117
Total Interest bearing liabilities	106,781	101,474	51,884	20,507	2,154	282,800

Rate sensitivity gap	$(40,830)	$21,687	$42,739	$8,418	$35,471	$67,485

Cumulative gap	$(40,830)	$(19,143)	$23,596	$32,014	$67,485

Index

Page Thirty Four

Item 8.	Financial Statements and Supplementary Data

HIGHLANDS BANKSHARES, INC.
CONSOLIDATED BALANCE SHEETS
December 31, 2008 and 2007
(In thousands of dollars)
	2008	2007
ASSETS
Cash and due from banks	$7,589	$7,935
Interest bearing deposits in banks	502	1,853
Federal funds sold	160	14,246
Investment securities available for sale	21,692	26,090
Restricted investments	2,177	1,498
Loans	325,754	310,199
Allowance for loan losses	(3,667)	(3,577)
Bank premises and equipment	8,031	8,104
Interest receivable	2,164	2,273
Investment in life insurance contracts	6,499	6,300
Goodwill	1,534	1,534
Other intangible assets	1,215	1,572
Other assets	4,645	2,909
Total Assets	$378,295	$380,936

LIABILITIES
Deposits
Non-interest bearing deposits	$49,604	$48,605
Interest bearing transaction and savings accounts	68,610	73,736
Time deposits over $100,000	64,779	65,486
All other time deposits	133,294	135,911
Total Deposits	316,287	323,738

Overnight and other short term debt instruments	4,800	0
Long term debt instruments	11,317	11,819
Accrued expenses and other liabilities	6,492	4,786
Total Liabilities	338,896	340,343

STOCKHOLDERS’ EQUITY
Common Stock, $5 par value, 3,000,000 shares authorized, 1,436,874 shares issued	7,184	7,184
Surplus	1,662	1,662
Treasury stock (100,001 shares, at cost at December 31, 2008)	(3,372)	0
Retained earnings	35,157	32,032
Other accumulated comprehensive loss	(1,232)	(285)
Total Stockholders’ Equity	39,399	40,593

Total Liabilities and Stockholders’ Equity	$378,295	$380,936

The accompanying notes are an integral part of these statements

Index

Page Thirty Five

HIGHLANDS BANKSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 and 2006
(in thousands of dollars, except per share data)
	2008	2007	2006
Interest and Dividend Income
Loans, including fees	$24,809	$25,295	$22,118
Federal funds sold	234	801	500
Interest bearing deposits	44	142	72
Investment securities	1,116	1,426	1,204
Total Interest Income	26,203	27,664	23,894

Interest Expense
Interest on deposits	8,357	10,107	7,202
Interest on overnight and other short term debt instruments	19	0	0
Instrument on long term debt instruments	490	596	707
Total Interest Expense	8,866	10,703	7,909

Net Interest Income	17,337	16,961	15,985

Provision for Loan Losses	909	837	682

Net Interest Income after Provision for Loan Losses	16,428	16,124	15,303

Non-interest Income
Service charges	1,746	1,391	1,213
Life insurance investment income	281	235	380
Gain on securities transactions	110	1	0
Gain on sale of fixed assets	32	0	0
Other operating income	530	453	404
Total Non-interest Income	2,699	2,080	1,997

Non-interest Expenses
Salaries and benefits	6,288	5,952	5,671
Occupancy and equipment expense	1,418	1,384	1,346
Data processing expense	842	854	811
Legal and professional fees	465	461	420
Directors fees	356	371	392
Other operating expenses	2,050	1,930	1,754
Total Non-interest Expenses	11,419	10,952	10,394

Income Before Income Tax Expense	7,708	7,252	6,906

Income Tax Expense	2,738	2,599	2,391

Net Income	$4,970	$4,653	$4,515

Earnings Per Weighted Average Share Outstanding	$3.59	$3.24	$3.14
Dividends Per Share	$1.08	$1.00	$.94
Weighted Average Shares Outstanding	1,383,214	1,436,874	1,436,874
The accompanying notes are an integral part of these statements

Index

Page Thirty Six

HIGHLANDS BANKSHARES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands of dollars)

	Common Stock	Surplus	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total

Balances at December 31, 2005	$7,184	$1,662	$0	$25,651	$(505)	$33,992

Comprehensive income:
Net income				4,515		4,515
Change in other comprehensive income					(81)	(81)
Total comprehensive income						4,434

Cash dividends				(1,350)		(1,350)

Balances at December 31, 2006	7,184	1,662	0	28,816	(586)	37,076

Comprehensive income:
Net income				4,653		4,653
Change in other comprehensive income					301	301
Total comprehensive income						4,954

Cash dividends				(1,437)		(1,437)

Balances at December 31, 2007	7,184	1,662	0	32,032	(285)	40,593
Cumulative effect adjustment to retained earnings for change in accounting principle				(348)		(348)

Comprehensive income:
Net income				4,970		4,970
Change in other comprehensive income					(947)	(947)
Total comprehensive income						4,023

Purchase of treasury stock			(3,372)			(3,372)
Cash dividends				(1,497)		(1,497)

Balances at December 31, 2008	$7,184	$1,662	$(3,372)	$35,157	$(1,232)	$39,399

Index

Page Thirty Seven

HIGHLANDS BANKSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 and 2006
(In thousands of dollars)
	Years Ended December 31,
	2008	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$4,970	$4,653	$4,515
Adjustments to reconcile net income to net cash provided by operating activities
Gain on securities transactions	(110)	(1)	0
(Gain) loss on sale of property	(32)	38	(7)
Other (gain)/loss	(4)	0	0
Depreciation	702	704	691
Income from life insurance contracts	(281)	(234)	(380)
Net amortization of securities premiums	32	(142)	(182)
Provision for loan losses	909	837	682
Deferred income tax benefit	(65)	(131)	(115)
Amortization of intangibles	182	176	176
Decrease (Increase) in interest receivable	109	(100)	(355)
Decrease (Increase) in other assets	(2,284)	(585)	1
Increase (Decrease) in accrued expenses	946	22	938
Net purchase of intangible assets	175	(250)	0
Net Cash Provided by Operating Activities	5,248	4,987	5,964

CASH FLOWS FROM INVESTING ACTIVITIES
Sale of property	46	0	7
Proceeds from maturity of securities held to maturity	0	170	320
Proceeds from maturity of securities available for sale	17,096	10,198	11,539
Purchase of securities available for sale	(12,537)	(12,862)	(7,870)
Net change in other investments	(679)	72	(320)
Net change in interest bearing deposits in other banks	1,351	(229)	(661)
Net increase in loans	(16,374)	(18,125)	(23,125)
Settlement on insurance contract, net of gain	82	0	555
Net change in federal funds sold	14,086	(2,036)	(1,402)
Purchase of property and equipment	(643)	(715)	(1,117)
Net Cash Provided by (Used in) Investing Activities	2,428	(22,807)	(22,074)

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in time deposits	(3,324)	19,229	25,826
Net change in other deposit accounts	(4,127)	4,025	(10,034)
Additional long term debt	1,500	1,000	2,300
Repayment of long term debt	(2,002)	(4,173)	(2,371)
Additional (repayment of) short term borrowings	4,800	0	0
Purchase of treasury stock	(3,372)	0	0
Dividends paid in cash	(1,497)	(1,437)	(1,350)
Net Cash Provided by (Used in) Financing Activities	(8,022)	18,644	14,371

CASH AND CASH EQUIVALENTS
Net increase (decrease) in cash and due from banks	(346)	824	(1,739)
Cash and due from banks, beginning of year	7,935	7,111	8,850

Cash and due from banks, end of year	$7,589	$7,935	$7,111

Supplemental Disclosures, Cash Paid For:
Interest Expense	$9,147	$10,141	$7,529
Income Taxes	$2,827	$3,085	$2,381
The accompanying notes are an integral part of these statements

Index

Page Thirty Eight

NOTE ONE: SUMMARY OF OPERATIONS

Highlands Bankshares, Inc. (the "Company") is a bank holding company and operates under a charter issued by the state of West Virginia.  The Company owns all of the outstanding stock of The Grant County Bank ("Grant") and Capon Valley Bank ("Capon"), which operate under charters issued by the State of West Virginia. The Company also owns all of the outstanding stock of HBI Life Insurance Company, Inc. ("HBI Life"), which operates under a charter issued by the State of Arizona.  State chartered banks are subject to regulation by the West Virginia Division of Banking, The Federal Reserve Bank and the Federal Deposit Insurance Corporation, while the insurance company is regulated by the Arizona Department of Insurance.  The Banks provide services to customers located mainly in Grant, Hardy, Hampshire, Mineral, Pendleton, Randolph and Tucker counties of West Virginia, including the towns of Petersburg, Keyser, Moorefield, Davis and Wardensville through ten locations and in the county of Frederick in Virginia through a single location.  The insurance company sells life and accident coverage exclusively through the Company's subsidiary Banks.

NOTE TWO: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting and reporting policies of Highlands Bankshares, Inc. and its subsidiaries conform to accounting principles generally accepted in the United States of America and to accepted practice within the banking industry.

(a)	Principles of Consolidation

The consolidated financial statements include the accounts of The Grant County Bank, Capon Valley Bank and HBI Life Insurance Company. During 2005, the Company purchased all of the outstanding shares of The National Bank of Davis (“Davis”) and these operations are included subsequent to the purchase. All significant inter-company accounts and transactions have been eliminated.

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

Index

Page Thirty Nine

(f)	Securities

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

SFAS 114 does not specify how an institution should identify loans that are to be evaluated for collectibility, nor does it specify how an institution should determine that a loan is impaired. Each subsidiary of Highlands Bankshares uses its standard loan review procedures in making those judgments so that allowance estimates are based on a comprehensive analysis of the loan portfolio. For loans within the scope of SFAS 114 that are individually evaluated and found to be impaired, the associated allowance is based upon the estimated fair value, less costs to sell, of any collateral securing the loan as compared to the existing balance of the loan as of the date of analysis.

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

Index

Page Forty

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

(k)	Bank Owned Life Insurance Contracts

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

(l)	Advertising

Advertising costs are expensed as they are incurred.  Advertising expense for the years ended December 31, 2008, 2007 and 2006 was $ 189,000, $193,000 and $198,000 respectively.

(m)	Goodwill and Other Intangible Assets

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

Core deposit and other intangible assets include premiums paid for acquisitions of core deposits (core deposit intangibles) and other identifiable intangible assets related to business acquisitions. In addition to the intangible assets associated with the purchase of banking organizations, the company also carries intangible assets related to the purchase of certain naming rights to a performing arts center in Petersburg, WV.

Intangible assets other than goodwill, which are determined to have finite lives, are amortized based upon the estimated economic benefits received, which is ten years for the core deposit intangibles.

Index

Page Forty One

(n)	Income Taxes

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

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained.  The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any.  Tax positions taken are not offset or aggregated with other positions.  Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely to be realized upon settlement with the applicable taxing authority.  The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above would be reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination.

Interest and penalties associated with unrecognized tax benefits would be classified as additional income taxes in the statement of income.

At December 31, 2008 there was no liability for unrecognized tax benefits.

(o)	Reclassifications

Certain reclassifications have been made to prior period balances to conform with the current year’s presentation format.

(p)	Recent Accounting Standards

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

Index

Page Forty Two

In September 2006, the Financial Accounting Standards Board (FASB) reached a consensus on Emerging Issues Task Force (“EITF”) Issue 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements,” (“EITF Issue 06-4”). In March 2007, the FASB reached a consensus on EITF Issue 06-10, “Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements,” (“EITF Issue 06-10”). Both of these standards require a company to recognize an obligation over an employee’s service period based upon the substantive agreement with the employee such as the promise to maintain a life insurance policy or provide a death benefit postretirement. These EITF pronouncements became effective for Highlands Bankshares on January 1, 2008. These EITF pronouncements provided an option for affected companies to record the resulting liability as a cumulative effect adjustment to retained earnings at the beginning of the period in which recorded or to record through retrospective application to prior periods. Highlands Bankshares opted to record the liability as a cumulative effect adjustment to retained earnings and as such recorded a liability and corresponding reduction of retained earnings of $348,000. There is no corresponding deferred tax consequence relating to this liability.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS 157).  SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  SFAS 157 does not require any new fair value measurements, but rather, provides enhanced guidance to other pronouncements that require or permit assets or liabilities to be measured at fair value.  This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those years.  The FASB has approved a one-year deferral for the implementation of the Statement for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. SFAS 157 had no material impact on the Company’s December 31, 2008  financial statements. Additional disclosure information required by this pronouncement is included in Note Nineteen.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159).  This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of this Statement is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The fair value option established by this Statement permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option may be applied instrument by instrument and is irrevocable. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007, with early adoption available in certain circumstances. The Company adopted SFAS 159 effective January 1, 2008. The Company decided not to report any existing financial assets or liabilities at fair value that are not already reported, thus the adoption of this statement did not have a material impact on the consolidated financial statements.

In November 2007, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 109, “Written Loan Commitments Recorded at Fair Value Through Earnings” (SAB 109). SAB 109 expresses the current view of the staff that the expected net future cash flows related to the associated servicing of the loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. SEC registrants are expected to apply the views in Question 1 of SAB 109 on a prospective basis to derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007.   SAB 109 did not have a material impact on the Company’s consolidated financial statements.

In April 2008, the FASB issued FASB Staff Position (FSP) No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP No. 142-3”). FSP No. 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FASB SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). The intent of FSP No. 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the assets under SFAS No. 141(R). FSP No. 142-3 is effective for the Company on January 1, 2009, and applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. The adoption of FSP No. 142-3 is not expected to have a material impact on the Company’s consolidated financial statements.

Index

Page Forty Three

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” (“SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” Management does not expect the adoption of the provision of SFAS No. 162 to have any impact on the consolidated financial statements.

In October 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” (“FSP 157-3”). FSP 157-3 clarifies the application of SFAS No. 157 in determining the fair value of a financial asset during periods of inactive markets. FSP 157-3 was effective as of September 30, 2008 and did not have material impact on the Company’s consolidated financial statements.

No other recent accounting pronouncements had a material impact on the Company’s consolidated financial statements, and it is believed that none will have a material impact on the Company’s operations in future years.

NOTE THREE: SECURITIES

The income derived from taxable and non-taxable securities for the years ended December 31, 2008, 2007 and 2006 is shown below (in thousands of dollars):

	Year Ended December 31,
	2008	2007	2006
Investment securities, taxable	$987	$1,314	$1,095
Investment securities, nontaxable	129	112	109

The carrying amount and estimated fair value of securities available for sale at December 31, 2008 and 2007 are as follows (in thousands of dollars):

Available for Sale Securities
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
December 31, 2008

U.S. Treasuries and Agencies	$7,504	$222	$0	$7,726
Mortgage backed securities	10,211	148	17	10,342
State and municipals	3,596	29	16	3,609
Marketable equities	28	---	13	15
Total Securities Available for Sale	$21,339	$399	$46	$21,692

December 31, 2007

U.S. Treasuries and Agencies	$15,040	$207	$2	$15,245
Mortgage backed securities	7,718	74	8	7,784
State and municipals	3,034	8	3	3,039
Marketable equities	28	---	6	22
Total Securities Available for Sale	$25,820	$289	$19	$26,090

Index

Page Forty Four

The carrying amount and fair value of debt securities at December 31, 2008, by contractual maturity are shown below (in thousands of dollars). Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Securities Available for Sale
	Amortized Cost	Fair Value
Due in one year or less	$749	$764
Due after one year through three years	7,024	7,168
Due after three years through five years	2,667	2,750
Due after five years through ten years	660	653
Mortgage backed securities	10,211	10,342
Equity securities with no maturity	28	15
Total Securities Available for Sale	$21,339	$21,692

Securities having a carrying value of $5,632,000 at December 31, 2008 and $6,859,000 at December 31, 2007 were pledged to secure public deposits and for other purposes required by law.

Information pertaining to securities with gross unrealized losses at December 31, 2008 and 2007, aggregated by investment category and length of time that individual securities have been in a continuous loss position is shown in the table below (in thousands of dollars):

	Total		Less than 12 Months		12 Months or Greater
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
December 31, 2008
Investment Category
Mortgage backed securities	1,225	(17)	1,156	(16)	69	(1)
State and municipals	1,908	(16)	1,708	(15)	200	(1)
Other equity securities	15	(13)	0	0	15	(13)
Total	$3,148	$(46)	$2,864	$(31)	$284	$(15)

December 31, 2007
Investment Category
U.S. Treasury and Agency	$1,497	$(2)	$0	$0	$1,497	$(2)
Mortgage backed securities	2,574	(8)	1,005	(1)	1,569	(7)
State and municipals	575	(3)	0	0	575	(3)
Other Equity Securities	22	(6)	22	(6)	0	0
Total	$4,668	$(19)	$1,027	$(7)	$3,641	$(12)

Index

Page Forty Five

The number of securities available for sale that were in an unrealized loss position at December 31, 2008 is summarized in the table below:

	Total	Loss Position less than 12 Months	Loss Position greater than 12 Months
Mortgage backed securities	13	9	4
States and municipals	5	4	1
Other equity securities	1	0	1
Total	19	13	6

It is management’s determination that all securities held at December 31, 2008, which have fair values less than the amortized cost, have gross unrealized losses related to increases in the current interest rates for similar issues of securities, and that no material impairment for any securities in the portfolio exists because of downgrades of the securities or as a result of a change in the financial condition of any of the issuers.

NOTE FOUR: RESTRICTED INVESTMENTS

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

NOTE FIVE: LOANS

Loans outstanding as of December 31, 2008 and 2007 are summarized as follows (in thousands of dollars):

	2008	2007
Commercial	$97,709	$79,892
Real Estate Construction	27,210	15,560
Real Estate Mortgage	156,877	169,122
Consumer Installment	43,958	45,625
Total Loans	$325,754	$310,199

The following is a summary of information pertaining to impaired and non accrual loans at December 31, 2008, 2007 and 2006 (in thousands of dollars):

	2008	2007	2006
Year end balance, impaired loans	$3,841	$1,216	$1,895
Allowance for impairments, year end	272	243	720
Average balance impaired loans, year ended December 31	2,333	1,995	1,773
Income recorded on impaired loans, year ended December 31	179	160	131

No loans were identified as impaired as of December 31 2008 or 2007 for which an allowance was not provided.

Certain loans identified as impaired are placed into non-accrual status, based upon the loans’ performance compared with contractual terms. Not all loans identified as impaired are placed upon non-accrual status. The interest on loans identified as impaired and also placed in non-accrual status and not recognized as income throughout the year was of an immaterial amount in both 2008 and 2007.

Index

Page Forty Six

Balances of non-accrual loans and loans past due ninety days or greater and still accruing interest at December 31, 2008 and 2007 are shown below (in thousands of dollars):

	2008	2007
Non-accrual loans at year end	$1,346	$916
Loans past due ninety days or greater and still accruing interest at year end	3,472	2,244

NOTE SIX: EARNINGS PER SHARE

During 2007, there were no changes to the outstanding shares of common stock. During the second and third quarters of 2008, the Company purchased, at varying intervals, 100,001 shares of outstanding common stock. The weighted average shares, upon which earnings per share calculations for the twelve month period ended December 31, 2008, were calculated based upon the date repurchased and the number of shares repurchased on that date, as a percentage of the total period represented.

NOTE SEVEN: ALLOWANCE FOR LOAN LOSSES

A summary of the changes in the allowance for loan losses for the years ended December 31, 2008, 2007 and 2006 is show below (in thousands of dollars):

	2008	2007	2006
Balance at beginning of year	$3,577	$3,482	$3,129
Provision charged to operating expenses	909	837	682
Loan recoveries	131	339	250
Loans charged off	(950)	(1,081)	(579)
Balance at end of year	$3,667	$3,577	$3,482

Allowance for Loan Losses as percentage of outstanding loans at year end	1.13%	1.15%	1.19%

NOTE EIGHT: BANK PREMISES AND EQUIPMENT

Bank premises and equipment as of December 31, 2008 and 2007 are summarized as follows (in thousands of dollars):
	2008	2007
Land	$1,528	$1,549
Buildings and improvements	8,288	7,963
Furniture and equipment	4,915	4,789

Total Cost	14,731	14,301
Less accumulated depreciation	(6,700)	(6,197)

Net Book Value	$8,031	$8,104

Index

Page Forty Seven

Provisions for depreciation charged to operations during 2008, 2007 and 2006 were as follows (in thousands of dollars):
Year	Provision for Depreciation
2008	$702
2007	704
2006	691

NOTE NINE: RESTRICTIONS ON DIVIDENDS OF SUBSIDIARY BANKS

The principal source of funds of Highlands Bankshares, Inc. is dividends paid by its subsidiary Banks.  The various regulatory authorities impose restrictions on dividends paid by a state bank.  A state bank cannot pay dividends (without the consent of state banking authorities) in excess of the total net profits (net income less dividends paid) of the current year to date and the combined retained profits of the previous two years. As of January 1, 2008, the Banks could pay dividends to Highlands Bankshares, Inc. of approximately $3,238,000 without permission of the regulatory authorities.

NOTE TEN: DEPOSITS

At December 31, 2008, the scheduled maturities of time deposits were as follows (in thousands of dollars):

Year	Amount Maturing
2009	$134,394
2010	29,974
2011	19,181
2012	8,196
2013	6,328
Total	$198,073

Interest expense on time deposits of $100,000 and over aggregated $2,678,000, $3,078,000 and $2,042,000 for 2008, 2007 and 2006, respectively.

The aggregate amount of demand deposit overdrafts reclassified as loan balances were $175,000 and $285,000 at December 31, 2008 and 2007, respectively.

NOTE ELEVEN: CONCENTRATIONS

The Banks grant commercial, residential real estate and consumer loans to customers located primarily in the eastern portion of the State of West Virginia.  Although the Banks have a diversified loan portfolio, a substantial portion of the debtors' ability to honor their contracts is dependent upon the agribusiness, mining, trucking and logging sectors.  Collateral required by the Banks is determined on an individual basis depending on the purpose of the loan and the financial condition of the borrower.  The ultimate collectibility of the loan portfolios is susceptible to changes in local economic conditions.  Of the $325,754,000 and $310,199,000 loans held by the Company at December 31, 2008 and 2007, respectively, $261,289,000 and $240,208,000 are secured by real estate.

The Company’s subsidiaries had cash deposited in and federal funds sold to other commercial banks totaling $764,000 and $16,599,000 at December 31, 2008 and 2007, respectively. Deposits with other correspondent banks are generally unsecured and have limited insurance under current banking insurance regulations, which management considers to be a normal business risk.

Index

Page Forty Eight

NOTE TWELVE: TRANSACTIONS WITH RELATED PARTIES

During the year, officers and directors (and companies controlled by them) of the Company and subsidiary Banks were customers of and had transactions with the subsidiary Banks in the normal course of business.  These transactions were made on substantially the same terms as those prevailing for other customers and did not involve any abnormal risk.. The table below summarizes changes to balances of loans and to unused commitments to related parties during the years ended December 31, 2008 and 2007 (in thousands of dollars):

	2008	2007
Loans to related parties, beginning of year	$5,244	$5,143
New loans	3,989	719
Repayments	(841)	(617)
Loans to related parties, end of year	$8,392	$5,244

At December 31, 2008, deposits of related parties including directors, executive officers, and their related interests of Highlands Bankshares, Inc. and subsidiaries approximated $7,474,000, and at December 31, 2007, deposits of related parties including directors, executive officers, and their related interests of Highlands Bankshares, Inc. and subsidiaries approximated $7,465,000.

NOTE THIRTEEN: DEBT INSTRUMENTS

The Company has borrowed money from the Federal Home Loan Bank of Pittsburgh (FHLB). This debt consists of both borrowings with terms of maturities of six month or greater and also certain debts with maturities of thirty days or less.

The borrowings with long term maturities may have either single payment maturities or amortize. The various borrowings mature from 2009 to 2020.  The interest rates on the various borrowings at December 31, 2008 range from 3.94% to 5.96%. The weighted average interest rate on the borrowings at December 31, 2008 was 4.62%.  Repayments of long-term debt are due monthly, quarterly or in a single payment at maturity. The maturities of long-term debt as of December 31, 2008 are as follows (in thousands of dollars):

Year	Balance
2009	$451
2010	1,473
2011	1,255
2012	5,695
2013	289
Thereafter	2,154
Total	$11,317

In addition to utilization of the FHLB for borrowings of long term debt, the Company also can utilize the FHLB for overnight and other short term borrowings. At December 31, 2008, the Company had balances of $4,800,000 in overnight and other short term borrowings. All of this short term debt was through the FHLB. The Company has total borrowing capacity from the FHLB of $171,211,000. The Banks have pledged certain investments and mortgage loans as collateral on the FHLB borrowings in the approximate amount of $174,173,000 at December 31, 2008.

The subsidiary Banks also have short term borrowing capacity from each of their respective correspondent banks. As of December 31, 2008 the Company has total borrowing capacity from its correspondent banks of $31,200,000. The interest rates on these lines are variable and are subject to change daily based on current market conditions.

Index

Page Forty Nine

NOTE FOURTEEN: INCOME TAX EXPENSE

Highlands files an income tax return in the U.S. federal jurisdiction and an income tax return in the State of West Virginia. With few exceptions, the Company is no longer subject to U.S. federal, state or local income tax examinations by tax authorities for years before 2005.

The Company adopted the provisions of FASB Interpretations No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007, with no impact on the financial statements.

Included in the balance sheet at December 31, 2008 are tax positions related to loan charge offs for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.  Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

The components of income tax expense for the years ended December 31, 2008, 2007 and 2006 are summarized in the table on the following page (in thousands of dollars):

	2008	2007	2006
Current Expense
Federal	$2,433	$2,400	$2,154
State	370	330	352
Total Current Expense	2,803	2,730	2,506

Deferred Expense (Benefit)
Federal	(60)	(121)	(107)
State	(5)	(10)	(8)
Total Current Expense (Benefit)	(65)	(131)	(115)

Income Tax Expense	$2,738	$2,599	$2,391

The deferred tax effects of temporary differences for the years ended December 31, 2008, 2007 and 2006 are as follows (in thousands of dollars):

	2008	2007	2006
Provision for loan losses	$(61)	$(18)	$(140)
Depreciation	13	(45)	(45)
Deferred compensation	18	(59)	(39)
Loss carry forward	0	0	71
Miscellaneous	(35)	(9)	38
Net increase in deferred income tax benefit	$(65)	$(131)	$(115)

Index

Page Fifty

The net deferred tax assets arising from temporary differences as of December 31, 2008 and 2007 are shown in the table on the following page (in thousands of dollars):

	2008	2007
Deferred Tax Assets
Provision for loan losses	$1,086	$1,022
Insurance commissions	35	41
Deferred compensation	932	870
Pension obligation	677	175
Other	0	16
Total Assets	2,730	2,124

Deferred Tax Liabilities
Accretion income	9	70
Unrealized gain on securities available for sale	131	101
Depreciation	362	352
Other	6	0
Total Liabilities	508	523

Net Deferred Tax Asset	$2,222	$1,601

The following table summarizes the differences between income tax expense and the amount computed by applying the federal statutory rate for the three years ended December 31, 2008, 2007 and 2006 (in thousands of dollars):

	2008	2007	2006
Amounts at federal statutory rates	$2,621	$2,466	$2,348

Additions (reductions) resulting from:
Tax exempt income	(64)	(63)	(50)
Partially exempt income	(34)	(25)	(40)
State income taxes, net	233	222	178
Income from life insurance contracts	(87)	(143)	(91)
Non deductible income related to branch acquisitions	66	68	3
Other	3	(16)	(22)

Income tax expense	$2,738	$2,599	$2,391

NOTE FIFTEEN: EMPLOYEE BENEFITS

In addition to an Employee Stock Ownership Plan (ESOP), which provides stock ownership to all employees of the Company, the Company’s two subsidiary Banks, The Grant County Bank (Grant) and Capon Valley Bank (Capon) have separate retirement and profit sharing plans which cover substantially all full time employees at each Bank. A summary of the employee benefits provided by each Bank is provided below. The Company’s ESOP plan provides stock ownership to all employees of the Company.  The Plan provides total vesting upon the attainment of seven years of service.  Contributions to the plan are made at the discretion of the board of directors and are allocated based on the compensation of each employee relative to total compensation paid by the Company.  All shares held by the Plan are considered outstanding in the computation of earnings per share.  Shares of Company stock, when distributed, will have restrictions on transferability. Certain executives of both Grant and Capon have post retirement benefits related to the Banks’ investment in life insurance policies (see Note Twenty). Expenses related to all retirement benefit plans charged to operations totaled $866,000 in 2008, $762,000 in 2007 and $832,000 in 2006.

Index

Page Fifty One

Capon Valley Bank

Capon has a defined contribution pension plan with 401(k) features that is funded with discretionary contributions. Capon matches on a limited basis the contributions of the employees. Investment of employee balances is done through the direction of each employee. Employer contributions are vested over a six-year period.

The Grant County Bank

Grant is a member of the West Virginia Bankers’ Association Retirement Plan (the “Plan”). This Plan is a defined benefit plan with benefits under the Plan based on compensation and years of service with full vesting after seven years of service. Prior to 2002, the Plan’s assets were in excess of the projected benefit obligations and thus Grant was not required to make contributions to the Plan. Since 2004, Grant has been required to make contributions and has an expected contribution in 2009 of $589,570. At December 31, 2008, Grant has recognized liabilities of $1,842,000 relating to unfunded pension liabilities. As a result of the Plan’s inability to meet expected returns in recent years, a portion of this liability is reflected as a decrease in other comprehensive income of $1,455,000 (net of $854,000 tax benefit).

The following table provides a reconciliation of the changes in the Plan’s obligations and fair value of assets as of December 31, 2008 and 2007 using a measurement date of December 31, 2008 and November 1, 2007 respectively (in thousands of dollars):

	2008	2007
Change in Benefit Obligation
Benefit obligation, beginning	$3,859	$3,527
Service Cost	179	131
Interest Cost	283	192
Actuarial Loss (Gain)	260	(52)
Benefits Paid	(89)	(54)
Benefit obligation, ending	$4,492	$3,859

Accumulated Benefit Obligation	$3,858	$3,310

Change in Plan Assets
Fair value of assets, beginning	$3,335	$2,861
Actual return on assets, net of administrative expenses	(1,042)	433
Employer contributions	446	139
Benefits paid	(89)	(99)
Fair value of assets, ending	$2,650	$3,334

Funded Status
Fair value of plan assets	$2,650	$3,334
Projected benefit obligation	4,492	3,859
Funded status	(1,842)	(478)

Liabilities Recognized in the Statement of Financial Position	$(1,842)	$(478)

Amounts Recognized in Accumulated Other Comprehensive Income
Prior Service Cost	$0	$3
Net (Gain)/Loss	2,310	720
Total	$2,310	$723

Index

Page Fifty Two

The following table provides the components of the net periodic pension expense for the Plan for the years ended December 31, 2008, 2007 and 2006 (in thousands of dollars):

	2008	2007	2006
Service cost	$154	$139	$131
Interest cost	243	221	192
Expected return on plan assets	(294)	(235)	(212)
Recognized net actuarial loss	47	66	61
Amortization of prior service cost	3	11	11
Adjustment due to change in measurement date	25	0	0
Net Periodic Pension Expense	$178	$202	$183

The expected pension expense for 2008 is $210,000.

The table below summarizes the benefits expected to be paid to participants in the plan (in thousands of dollars):

Year	Expected Benefit Payments
2009	$156
2010	163
2011	186
2012	202
2013	243
Years 2014 – 2018	1,635

The weighted average assumption used in the measurement of Grant’s benefit obligation and net periodic pension expense is as follows:

	2008	2007	2006
Discount rate	6.25%	6.00%	5.75%
Expected return on plan assets	8.00%	8.50%	8.50%
Rate of compensation increase	3.00%	3.00%	3.00%

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

The following table provides the pension plan’s asset allocation as of December 31, 2008 and 2007:

	2008	2007
Equity Securities	64%	67%
Debt Securities	30%	28%
Other	6%	5%

Index

Page Fifty Three

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

NOTE SIXTEEN: COMMITMENTS AND GUARANTEES

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

As of December 31, 2008 and 2007, the Banks had outstanding the following commitments (in thousands of dollars):

	2008	2007
Commitments to extend credit	$24,204	$20,536
Standby letter of credit	836	709

Index

Page Fifty Four

NOTE SEVENTEEN: CHANGES IN OTHER COMPREHENSIVE INCOME

The components of changes in other comprehensive income and related tax effects for the years ended December 31, 2008, 2007 and 2006 are as follows (in thousands of dollars):

	2008	2007	2006
Balance January 1	$(285)	$(586)	$(505)

Unrealized holding gains (losses) on available for sale securities net of income taxes of $31,000 for 2008, $101,000 for 2007 and $50,000 for 2006	52	173	86
Accrued pension obligation net of income taxes of $587,000 for 2008, $(76,000) for 2007 and $97,000 for 2006	(999)	128	(167)
Net change for the year	(947)	301	(81)

Balance December 31	$(1,232)	$(285)	$(586)

NOTE EIGHTEEN: ADJUSTMENT TO RETAINED EARNINGS FOR CHANGE IN ACCOUNTING PRINCIPLE

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

These EITF pronouncements provided an option for affected companies to record the resulting liability as a cumulative effect adjustment to retained earnings at the beginning of the period in which recorded or to record through retrospective application to prior periods. Highlands Bankshares opted to record the liability as a cumulative effect adjustment to prior period retained earnings and as such recorded a liability and corresponding reduction of prior period retained earnings of $348,000. There is no corresponding deferred tax consequence relating to this liability. The recording of the cumulative effect adjustment to retained earnings is reflected in the December 31, 2008 balance of retained earnings and is shown as an adjustment to retained earnings in the Consolidated Statement of Changes in Stockholders’ Equity.

NOTE NINETEEN: FAIR VALUE MEASUREMENTS

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

Index

Page Fifty Five

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

Impaired Loans

SFAS No. 157 applies to loans measured for impairment using the practical expedients permitted by SFAS No. 114, Accounting by Creditors for Impairment of a Loan, including impaired loans measured at an observable market price (if available), or at the fair value of the loan’s collateral (if the loan is collateral dependent). Fair value of the loan’s collateral, when the loan is dependent on collateral, is determined by appraisals or independent valuation which is then adjusted for the cost related to liquidation of the collateral. At December 31, 2008, the Company had identified $3,841,000 in impaired loans (see Note Five).

Other Real Estate Owned

Certain assets such as other real estate owned (OREO) are measured at fair value less cost to sell. We believe that the fair value component in its valuation follows the provisions of SFAS No. 157.

The Company, at December 31, 2008, had no liabilities subject to fair value reporting requirements. The table below summarizes assets at December 31, 2008 measured at fair value on a recurring basis (in thousands of dollars):

	Level 1	Level 2	Level 3	Total Fair Value Measurements
Securities available for sale	$0	$21,692	$0	$21,692
Impaired Loans	0	3,841	0	3,841
Total	$0	$25,533	$0	$25,533

In February 2008, the FASB issued Staff Position No. 157-2 (“FSP 157-2”) which delayed the effective date of SFAS 157 for certain nonfinancial assets and nonfinancial liabilities except for those items that are recognized or disclosed at fair value in the financial statements on a recurring basis.  FSP 157-2 defers the effective date of SFAS 157 for such nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years.  Thus, the Corporation has only partially applied SFAS 157.  Those items affected by FSP 157-2 include other real estate owned (“OREO”), goodwill and core deposit intangibles.

The information above discusses financial instruments carried on the Company’s balance sheet at fair value. Other financial instruments on the Company’s balance sheet, while not carried at fair value, do have market values which may differ from the carrying value. SFAS 107, Disclosures about Fair Value of Financial Instrument, requires disclosure relating to these market values. The following information shows the carrying values and estimated fair values of financial instruments and discusses the methods and assumptions used in determining these fair values.

The fair value of the Company's assets and liabilities is influenced heavily by market conditions. Fair value applies to both assets and liabilities, either on or off the balance sheet.  Fair value is defined as the amount at which a financial instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale.

Index

Page Fifty Six

The methods and assumptions detailed below were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value are discussed following:

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

Life Insurance
The carrying amount of life insurance contracts is assumed to be a reasonable fair value. Life insurance contracts are carried on the balance sheet at their redemption value as of December 31, 2008.  This redemption value is based on existing market conditions and therefore represents the fair value of the contract.

Off-Balance-Sheet Items
The carrying amount and estimated fair value of off-balance-sheet items were not material at December 31, 2008 or 2007.

Index

Page Fifty Seven

The carrying amount and estimated fair values of financial instruments as of December 31, 2008 and 2007 are shown in the table below (in thousands of dollars):

	2008		2007
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets:
Cash and due from banks	$7,589	$7,589	$7,935	$7,935
Interest bearing deposits	502	502	1,853	1,853
Federal funds sold	160	160	14,246	14,246
Securities available for sale	21,692	21,692	26,090	26,090
Restricted investments	2,177	2,177	1,498	1,498
Loans, net	322,087	323,788	310,199	311,217
Interest receivable	2,164	2,164	2,273	2,273
Life insurance contracts	6,499	6,499	6,300	6,300

Financial Liabilities:
Demand and savings deposits	118,214	118,214	122,341	122,341
Time deposits	198,073	200,970	201,397	203,414
Overnight and other short term debt instruments	4,800	4,800
Long term debt instruments	11,317	11,930	11,819	11,921
Interest payable	848	848	1,132	1,132

NOTE TWENTY: INVESTMENTS IN LIFE INSURANCE CONTRACTS

Investments in insurance contracts consist of single premium insurance contracts, which have the purpose of providing a rate of return to the Company and of providing life insurance and retirement benefits to certain executives.

During the third quarter of 2008, the Company received payment in settlement relating to one of these policies. This payment related to the death of an insured and resulted in a one-time, non-recurring gain of $30,000.

A summary of the changes to the balance of investments in insurance contracts for the twelve month periods ended December 31, 2008 and December 31, 2007 are shown in the table below (in thousands of dollars):

	2008	2007
Balance, beginning of period	$6,300	$6,066
Increases in value of policies	252	234
Settlement payout	(53)	0
Balance, end of period	$6,499	$6,300

Index

Page Fifty Eight

NOTE TWENTY ONE: REGULATORY MATTERS

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

Capital ratios and amounts are applicable both at the individual Bank level and on a consolidated basis.  At December 31, 2008 both subsidiary Banks had capital levels in excess of minimum requirements.

In addition, HBI Life Insurance Company is subject to certain capital requirements and dividend restrictions. At present, HBI Life is well within any capital limitations and no conditions or events have occurred to change this capital status, nor does management expect any such occurrence in the foreseeable future.

The actual and required capital amounts and ratios of the Company and its subsidiary banks at December 31, 2008 are presented in the following table (in thousands of dollars):

December 31, 2008
			Regulatory Requirements
	Actual		Adequately Capitalized		Well Capitalized
	Amount	Percentage	Amount	Percentage	Amount	Percentage

Total Risk Based Capital Ratio
Highlands Bankshares	$41,440	14.20%	$23,342	8.00%
Capon Valley Bank	14,588	12.77%	9,136	8.00%	$11,421	10.00%
The Grant County Bank	24,799	13.99%	14,180	8.00%	17,725	10.00%

Tier 1 Leverage Ratio
Highlands Bankshares	37,882	10.18%	14,891	4.00%
Capon Valley Bank	13,159	9.11%	5,775	4.00%	7,219	5.00%
The Grant County Bank	22,663	10.00%	9,066	4.00%	11,333	5.00%

Tier 1 Risk Based Capital Ratio
Highlands Bankshares	37,882	12.98%	11,671	4.00%
Capon Valley Bank	13,159	11.52%	4,568	4.00%	6,852	6.00%
The Grant County Bank	22,663	12.79%	7,090	4.00%	10,635	6.00%

Index

Page Fifty Nine

The actual and required capital amounts and ratios of the Company and its subsidiary banks at December 31, 2007 is presented in the following table (in thousands of dollars):

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

NOTE TWENTY TWO: INTANGIBLE ASSETS

The Company’s balance sheet contains several components of intangible assets. At December 31, 2008, the total balance of intangible assets was comprised of Goodwill and Core Deposit Intangible Assets acquired as a result of the acquisition of other banks and also an intangible asset related to the purchased naming rights for a performing arts center located within the Company’s primary business area.

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

A summary of the changes in balances of intangible assets for the twelve month periods ended December 31, 2008, 2007 and 2006 is shown below (in thousands of dollars):

	2008	2007	2006
Balance beginning of period	$3,106	$3,032	$3,208
Amortization of intangible assets	(182)	(176)	(176)
Purchase of naming rights contract	75	250	0
Cancellation of naming rights contract	(250)	0	0
Balance end of period	$2,749	$3,106	$3,032

Index

Page Sixty

The expected amortization of the intangible balances at December 31, 2008 for the next five years is summarized in the table below (in thousands of dollars):

Year	Expected Expense
2009	$195
2010	190
2011	184
2012	178
2013	165
Total	$912

NOTE TWENTY THREE: SUBSEQUENT EVENTS

On January 30, 2009, Capon Valley Bank, a subsidiary of Highlands Bankshares, Inc. purchased real estate and an existing building at 5511 Main St., Stephens City, VA. The building, with 3,600 square foot of capacity, was formerly occupied as a branch by another commercial bank. The total purchase price of the real estate and building was $1,075,000. Capon Valley Bank intends to, in the future, use this location as a full service branch of the bank, pending approval of applicable regulatory authorities.

NOTE TWENTY FOUR: PARENT COMPANY FINANCIAL STATEMENTS

Balance Sheets
(in thousands of dollars)
	December 31,
	2008	2007
Assets
Cash	$182	$112
Investment in subsidiaries	38,994	40,142
Income taxes receivable	261	276
Other assets	34	63
Total Assets	$39,471	$40,593

Liabilities
Accrued expenses	$72	$0
Other liabilities	0	0
Total Liabilities	72	0

Stockholders’ Equity
Common stock, par value $5 per share, 3,000,000 shares authorized, 1,436,874 issued	7,184	7,184
Surplus	1,662	1,662
Treasury stock, at cost, 100,001 shares at December 31, 2008	(3,372)	0
Retained earnings	35,157	32,032
Other accumulated comprehensive income	(1,232)	(285)
Total Stockholders’ Equity	39,399	40,593

Total Liabilities and Stockholders’ Equity	$39,471	$40,593

Index

Page Sixty One

Statements of Income and Retained Earnings
(in thousands of dollars)
	2008	2007	2006
Income
Dividends from subsidiaries	$5,142	$1,637	$1,651
Management fees from subsidiaries	212	204	240
Other income	25	0	0
Total Income	5,379	1,841	1,891

Expenses
Salary and benefits expense	361	358	302
Professional fees	137	175	191
Directors fees	79	73	74
Other expenses	165	131	70
Total Expenses	742	737	637

Net income before income tax benefit and undistributed subsidiary net income	4,637	1,104	1,254

Income tax benefit	198	211	162

Income before undistributed subsidiary net income	4,835	1,315	1,416

Undistributed subsidiary net income	135	3,338	3,099

Net Income	$4,970	$4,653	$4,515

Retained earnings, beginning of period	$32,032	$28,816	$25,651
Cumulative effect adjustment to retained earnings for change in accounting principle	(348)	0	0
Dividends paid in cash	(1,497)	(1,437)	(1,350)
Net income	4,970	4,653	4,515
Retained earnings, end of period	$35,157	$32,032	$28,816

Index

Page Sixty Two

Statements of Cash Flows
(in thousands of dollars)

	Years Ended December 31,
	2008	2007	2006
Cash Flows From Operating Activities

Net Income	$4,970	$4,653	$4,515

Adjustments to net income
Undistributed subsidiary income	(135)	(3,338)	(3,099)
Gain on sale of fixed assets	(25)	0	0
Deferred tax benefit	(3)	0	0
Depreciation and amortization	0	8	7
Increase (decrease) in payables	72	(176)	126
(Increase) decrease in receivables	15	(271)	24
(Increase) decrease in other assets	10	(36)	(1)

Net Cash Provided by Operating Activities	4,904	840	1,572

Cash Flows From Investing Activities

Net advances from (payments to) subsidiaries	(11)	523	(188)
Proceeds from sale of fixed assets	46	0	0
Purchase of fixed assets	(0)	(1)	(1)

Net Cash Provided by (used in) Investing Activities	35	522	(189)

Cash Flows From Financing Activities

Purchase of treasury stock	(3,372)	0	0
Dividends paid in cash	(1,497)	(1,437)	(1,350)

Net Cash Used in Financing Activities	(4,869)	(1,437)	(1,350)

Net Increase (Decrease) in Cash	70	(75)	33

Cash, beginning of year	112	187	154

Cash, end of year	$182	$112	$187

Index

Page Sixty Three

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of
Highlands Bankshares, Inc.
Petersburg, West Virginia

We have audited the accompanying consolidated balance sheets of Highlands Bankshares, Inc. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of income, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2008.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements,  assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Highlands Bankshares, Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Notes two and fifteen to the consolidated financial statements, Highlands Bankshares, Inc. changed its policy for accounting for its defined benefit pension plan in 2006 to conform with Statement of Financial Accounting Standards No. 158.  As discussed in Notes Two and Eighteen to the consolidated financial statements, the Company changed its method of accounting for split-dollar post-retirement benefits in 2008 as required by the provisions of EITF 06-04.

/s/ SMITH ELLIOTT KEARNS & COMPANY, LLC

Chambersburg, Pennsylvania
March 23, 2009

Index

Page Sixty Four

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on the assessment using those criteria, management concluded that the internal control over financial reporting was effective as of December 31, 2008.

/s/ C.E. Porter
C.E. Porter
Chief Executive Officer
March 23, 2009

/s/ R. Alan Miller
R. Alan Miller
Principal Financial Officer
March 23, 2009

Index

Page Sixty Five

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A(T).	Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Principal Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2008. Based on this evaluation, the Company’s Chief Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company’s periodic SEC filings.

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

Information required by this item is set forth as portions of our 2009 Proxy Statement, to be filed within 120 days after the end of the Company’s fiscal year end, and is incorporated herein by reference. Applicable information required by this item can be found in the 2009 Proxy Statement under the following captions:
•	“Compliance with Section 16(a) of the Securities Exchange Act”
•	“ELECTION OF DIRECTORS”
•	“INFORMATION CONCERNING DIRECTORS AND NOMINEES”
•	“REPORT OF THE AUDIT COMMITTEE”

The Company has adopted a Code of Ethics that applies to the Company’s Chief Executive Officer, Principal Financial Officer, Chief Accounting Officer and all directors, officers and employees of the Company.  A copy of the Company’s Code of Ethics covering all employees will be mailed without charge upon request to Corporate Governance, Highlands Bankshares, Inc., P.O. Box 929, Main Street, Petersburg, West Virginia  26847.  Any amendments to or waiver from any provision of the Code of Ethics, applicable to the Company’s Chief Executive Officer, Principal Financial Officer, or Chief Accounting Officer will be disclosed in a timely fashion via the Company’s filing of a Current Report on Form 8-K regarding and amendments to, or waivers of, any provision of the Code of Ethics applicable to the Company’ps Chief Executive Officer, Chief Financial Officer or Chief Accounting Officer.

Index

Page Sixty Six

Item 11.	Executive Compensation

Information required by this item is set forth under the caption “EXECUTIVE COMPENSATION” of our 2009 Proxy Statement, to be filed within 120 days after the end of the Company’s fiscal year end, and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this item is set forth under the caption “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT” of our 2009 Proxy Statement, to be filed within 120 days after the end of the Company’s fiscal year end, and is incorporated herein by reference

Item 13.	Certain Relationships and Related Transactions and Director Independence

Information required by this item is set forth under the caption “CERTAIN RELATED TRANSACTIONS” of our 2009 Proxy Statement, to be filed within 120 days after the end of the Company’s fiscal year end, and is incorporated herein by reference.

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

Information required by this item is set forth under the caption “Fees of Independent Registered Certified Public Accountants” of our 2009 Proxy Statement, to be filed within 120 days after the end of the Company’s fiscal year end, and is incorporated herein by reference.

Index

Page Sixty Seven

PART IV.

Item 15.	Exhibits, Financial Statements and Schedules

(a)(1)	Financial Statements: Reference is made to Part II, Item 8 of the Annual Report on Form 10-K
(a)(2)	Financial Statement Schedules: These schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes

(a)(3)	Exhibits. The exhibits listed in the “Exhibits Index” on Page 65 of this Annual Report on Form 10-K included herein are filed herewith or are incorporated by reference from previous filings.

(b)	See (a)(3) above
(c)	See (a)(1) and (a)(2) above

Index

Page Sixty Eight

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly cause this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HIGHLANDS BANKSHARES, INC.

/s/ C.E. Porter	/s/ R. Alan Miller
C.E. Porter	R. Alan Miller
President & Chief Executive Officer	Principal Financial Officer
Date: March 23, 2009	Date: March 23, 2009

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Signature	Title	Date

Leslie A. Barr	_____________________________	Director

Alan L. Brill	/s/ Alan L. Brill	Director; Secretary	March 23, 2009

Jack H. Walters	/s/ Jack H. Walters	Director	March 23, 2009

Thomas B. McNeill, Sr.	/s/ Thomas B. McNeill, Sr.	Director	March 23, 2009

Morris M. Homan	/s/ Morris M. Homan	Director	March 23, 2009

Kathy G. Kimble	/s/ Kathy G. Kimble	Director	March 23, 2009

Steven C. Judy	/s/ Steven C. Judy	Director	March 23, 2009

C.E. Porter	/s/ C.E. Porter	Director; President & Chief Executive Officer	March 23, 2009

John G. Van Meter	_____________________________	Director; Chairman of The Board of Directors

L. Keith Wolfe	/s/ L. Keith Wolfe	Director	March 23, 2009

Index

Page Sixty Nine

EXHIBIT INDEX
Exhibit Number	Description
3(i)	Articles of Incorporation of Highlands Bankshares, Inc., as restated, are hereby incorporated by reference to Exhibit 3(i) to Highlands Bankshares Inc.’s Form 10-Q filed November 13, 2007 .
3(ii)	Amended Bylaws of Highlands Bankshares, Inc. are incorporated by reference to Exhibit 3(ii) to Highlands Bankshares Inc.’s Report on Form 8-K filed January 9, 2008
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