Form 10-Q
period 2009-03-31
HIGHLANDS BANKSHARES INC /WV/
filed 2009-05-13
CIK 756862

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this Chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filed, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐ Yes   ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date. As of April 30, 2009:  1,336,873 shares of Common Stock, $5 Par Value

Index

Page One

PART I.
Item 1.	Financial Statements

HIGHLANDS BANKSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands of Dollars, Except Per Share Data)

	Three Months Ended March, 31
	2009	2008
	(unaudited)	(unaudited)
Interest Income
Interest and fees on loans	$5,890	$6,390
Interest on federal funds sold	5	148
Interest on deposits in other banks	3	17
Interest and dividends on securities	227	282
Total Interest Income	6,125	6,837

Interest Expense
Interest on deposits	1,838	2,448
Interest on borrowed money	137	134
Total Interest Expense	1,975	2,582

Net Interest Income	4,150	4,255

Provision for Loan Losses	284	179

Net Interest Income After Provision for Loan Losses	3,866	4,076

Non-interest Income
Service charges	367	379
Gains on securities	(13)	87
Other non-interest income	175	191
Total Non-interest Income	529	657

Non-interest Expense
Salaries and employee benefits	1,661	1,560
Equipment and occupancy expense	329	350
Data processing expense	169	208
Directors fees	103	96
Legal and professional fees	123	137
Other non-interest expense	505	435
Total Non-interest Expense	2,890	2,786

Income Before Provision For Income Taxes	1,505	1,947

Provision for Income Taxes	542	709

Net Income	$963	$1,238

Per Share Data
Net Income	$.72	$.86
Cash Dividends	$.29	$.27
Weighted Average Common Shares Outstanding	1,336,873	1,436,874
The accompanying notes are an integral part of these statements.

Index

Page Two

HIGHLANDS BANKSHARES, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands of dollars)
	March 31, 2009	December 31, 2008
	(unaudited)	(audited)
ASSETS
Cash and due from banks	$7,038	$7,589
Interest bearing deposits in banks	524	502
Federal funds sold	8,984	160
Investment securities available for sale	20,801	21,692
Restricted investments	2,185	2,177
Loans	332,520	325,754
Allowance for loan losses	(3,579)	(3,667)
Bank premises and equipment, net of depreciation	9,035	8,031
Interest receivable	2,023	2,164
Investment in life insurance contracts	6,560	6,499
Goodwill	1,534	1,534
Other intangible assets	1,166	1,215
Other assets	4,651	4,645
Total Assets	$393,442	$378,295

LIABILITIES
Deposits
Non-interest bearing deposits	$49,856	$49,604
Interest bearing transaction and savings accounts	72,769	68,610
Time deposits over $100,000	67,547	64,779
All other time deposits	140,045	133,294
Total Deposits	330,217	316,287

Overnight and other short term debt instruments	5,000	4,800
Long term debt instruments	11,207	11,317
Accrued expenses and other liabilities	6,976	6,492
Total Liabilities	353,400	338,896

STOCKHOLDERS’ EQUITY
Common Stock, $5 par value, 3,000,000 shares authorized, 1,436,874 shares issued	7,184	7,184
Surplus	1,662	1,662
Treasury stock (100,001 shares, at cost at December 31, 2008)	(3,372)	(3,372)
Retained earnings	35,732	35,157
Other accumulated comprehensive loss	(1,164)	(1,232)
Total Stockholders’ Equity	40,042	39,399

Total Liabilities and Stockholders’ Equity	$393,442	$378,295

The accompanying notes are an integral part of these statements

Index

Page Three

HIGHLANDS BANKSHARES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In Thousands of Dollars)

	Common Stock	Surplus	Treasury Stock	Retained Earnings	Other Comprehensive Income	Total
Balances at December 31, 2007	$7,184	$1,662	$0	$32,032	$(285)	$40,593
Cumulative effect adjustment to retained earnings for change in accounting principle				(348)		(348)

Other Comprehensive Income:
Net Income				1,238		1,238
Change in other comprehensive income					99	99
Total Comprehensive Income						1,337

Dividends Paid				(388)		(388)

Balances March 31, 2008	$7,184	$1,662	$0	$32,535	$(186)	$41,195

	Common Stock	Surplus	Treasury Stock	Retained Earnings	Other Comprehensive Income	Total
Balances at December 31, 2008	$7,184	$1,662	$(3,372)	$35,157	$(1,232)	$39,399

Other Comprehensive Income:
Net Income				963		963
Change in other comprehensive income					68	68
Total Comprehensive Income						1,031

Dividends Paid				(388)		(388)

Balances March 31, 2009	$7,184	$1,662	$(3,372)	$35,732	$(1,164)	$40,042

The accompanying notes are an integral part of these statements

Index

Page Four

HIGHLANDS BANKSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands of Dollars)
	Three Months Ended March 31,
	2009	2008
	(unaudited)	(unaudited)
Cash Flows From Operating Activities
Net Income	$963	$1,238
Adjustments to reconcile net income to net
cash provided by operating activities
Loss (gain) on investment securities	13	(87)
Depreciation	155	170
Income from insurance contracts	(61)	(60)
Net amortization of securities	24	(116)
Provision for loan losses	284	179
Amortization of intangibles	49	49
Decrease in interest receivable	141	121
Decrease (increase) in other assets	(47)	77
Increase in accrued expenses and other liabilities	484	544
Net Cash Provided by Operating Activities	2,005	2,115

Cash Flows From Investing Activities
Increase in federal funds sold	(8,824)	(7,468)
Proceeds from maturities of securities available for sale	1,963	10,117
Purchase of securities available for sale	(1,000)	(3,350)
Decrease (increase) in restricted investments	(8)	(21)
(Increase) in interest bearing deposits in other banks	(22)	(816)
Purchase of property and equipment	(1,159)	(241)
Net Increase in Loans	(7,138)	(1,270)
Net Cash Used in Investing Activities	(16,188)	(3,049)

Cash Flows From Financing Activities
Net increase in deposits	13,930	2,178
Net change in short term borrowings	200
Repayment of long term borrowings	(110)	(154)
Dividends paid in cash	(388)	(388)
Net Cash Provided by Financing Activities	13,632	1,636

Net Increase (decrease) in Cash and Cash Equivalents	(551)	702

Cash and Cash Equivalents, Beginning of Period	7,589	7,935

Cash and Cash Equivalents, End of Period	$7,038	$8,637

Supplemental Disclosures
Cash paid for income taxes	$0	$0
Cash paid for interest	$2,044	$2,685

The accompanying notes are an integral part of these statements.

Index

Page Five

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE ONE	ACCOUNTING PRINCIPLES

The consolidated financial statements conform to U. S. generally accepted accounting principles and to general industry practices.  In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting solely of normal recurring adjustments, necessary to present fairly the financial position as of March 31, 2009 and the results of operations for the three month periods ended March 31, 2009 and 2008.

The results of operations for the three month periods ended March 31, 2009 and 2008 are not necessarily indicative of the results to be expected for the full year.

The notes included herein should be read in conjunction with the notes to financial statements included in the Company’s 2008 annual report on Form 10-K.

Certain reclassifications have been made to prior period balances to conform with the current years’ presentation format.

NOTE TWO	LOANS

A summary of loans outstanding as of March 31, 2009 and December 31, 2008 is shown in the table below (in thousands of dollars):

	March 31,	December 31,
	2009	2008
Loan Type
Commercial	$99,780	$97,709
Real Estate construction	29,476	27,210
Real Estate mortgage	160,229	156,877
Consumer installment	43,035	43,958
Total Loans	$332,520	$325,754

In addition to loans to fund construction and traditional mortgage loans, portions of the portfolio identified as commercial are also secured by real estate.  At March 31, 2009, the total balance of loans in the portfolio secured by real estate was $269,678,000.

NOTE THREE	ALLOWANCE FOR LOAN LOSSES

A summary of the transactions in the allowance for loan losses for the three month periods ended March 31, 2009 and 2008 is shown below (in thousands of dollars):

	2009	2008
Balance, beginning of period	$3,667	$3,577
Provisions charged to operations	284	179
Loan recoveries	65	39
Loan charge-offs	(437)	(221)
Balance, end of period	$3,579	$3,574

Index

Page Six

NOTE FOUR	INVESTMENT IN INSURANCE CONTRACTS

Investment in insurance contracts consist of single premium insurance contracts which have the dual purposes of providing a rate of return to the Company which approximately equals the Company’s average cost of funds and of providing life insurance and retirement benefits to certain executives.

NOTE FIVE	SECURITIES AND RESTRICTED INVESTMENTS

The Company’s securities portfolio serves several purposes. Portions of the portfolio secure certain public and trust deposits while the remaining portions are held as investments or used to assist the Company in liquidity and asset/liability management.

The amortized cost and market value of securities as of March 31, 2009 and December 31, 2008 is shown in the table below (in thousands of dollars). All of the securities on the Company’s balance sheet are classified as available for sale.

	March 31, 2009		December 31, 2008
	Amortized	Market	Amortized	Market
	Cost	Value	Cost	Value
Available For Sale Securities
U.S. Treasuries and Agencies	$7,411	$7,596	$7,504	$7,726
Mortgage backed securities	9,324	9,520	10,211	10,342
Obligations of states and municipalities	3,589	3,669	3,596	3,609
Marketable equities	15	16	28	15
Total Available For Sale Securities	$20,339	$20,801	$21,339	$21,692

Information pertaining to securities with gross unrealized losses at December 31, 2008 and March 31, 2009, aggregated by investment category and length of time that individual securities have been in a continuous loss position is shown in the table below (in thousands of dollars):

	Total		Less than 12 Months		12 Months or Greater
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
March 31, 2009
Investment Category
Mortgage backed securities	263	(2)	0	0	263	(2)
U.S. Treasuries and Agencies	1,000	(3)	1,000	(3)	0	(0)
Total	$1,263	$(5)	$1,000	$(3)	$263	$(2)

December 31, 2008
Investment Category
Mortgage backed securities	1,225	(17)	1,156	(16)	69	(1)
State and municipals	1,908	(16)	1,708	(15)	200	(1)
Other equity securities	15	(13)	0	0	15	(13)
Total	$3,148	$(46)	$2,864	$(31)	$284	$(15)

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

Index

Page Seven

NOTE SIX	EARNINGS PER SHARE

During the second and third quarters of 2008, the Company purchased, at varying intervals, 100,001 shares of outstanding common stock. This purchase by the Company of its outstanding shares reduced the number of weighted average shares outstanding for the three month period ended March 31, 2009 as compared to the three month period ended March 31, 2008.

NOTE SEVEN	DEPOSITS

Interest expense for time deposits over $100,000 and for all other time deposits for the three month periods ended March 31, 2009 and 2008 is shown below (in thousands of dollars):

	2009	2008
Time deposits over $100,000	$607	$780
All other time deposits	1,163	1,480
Total interest paid on time deposits	$1,770	$2,260

NOTE EIGHT	DEBT INSTRUMENTS

The Company has borrowed money from the Federal Home Loan Bank of Pittsburgh (FHLB). This debt consists of both borrowings with terms of maturities of six month or greater and also certain debts with maturities of thirty days or less.

The borrowings with long term maturities may have either single payment maturities or amortize. The interest rates on the various long term borrowings at March 31, 2009 range from 3.94% to 5.96%. The weighted average interest rate on the borrowings at March 31, 2009 was 4.62%.

In addition to utilization of the FHLB for borrowings of long term debt, the Company also can utilize the FHLB for overnight and other short term borrowings. At March 31, 2009, the Company had balances of $5,000,000 in overnight and other short term borrowings. At December 31, 2008, the Company had balances of $4,800,000 in overnight and other short term borrowings. All of this short term debt was through the FHLB.

NOTE NINE	ADJUSTMENT TO RETAINED EARNINGS FOR CHANGE IN ACCOUNTING PRINCIPLE

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

These EITF pronouncements provided an option for affected companies to record the resulting liability as a cumulative effect adjustment to retained earnings at the beginning of the period in which recorded or to record through retrospective application to prior periods. Highlands Bankshares opted to record the liability as a cumulative effect adjustment to prior period retained earnings and as such recorded a liability and corresponding reduction of prior period retained earnings of $348,000. There is no corresponding deferred tax consequence relating to this liability. The recording of the cumulative effect adjustment to prior period retained earnings is reflected in the December 31, 2008 and March 31, 2009 balances of retained earnings and is shown as an adjustment to retained earnings in the Consolidated Statement of Changes in Stockholders’ Equity for the period ended March 31, 2008.

Index

Page Eight

NOTE TEN	INTANGIBLE ASSETS

The Company’s balance sheet contains several components of intangible assets. At March 31, 2009, the total balance of intangible assets was comprised of Goodwill and Core Deposit Intangible Assets acquired as a result of the acquisition of other banks and also an intangible asset related to the purchased naming rights for a performing arts center located within the Company’s primary business area.

NOTE ELEVEN	EMPLOYEE BENEFITS

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

The Grant County Bank is a member of the West Virginia Bankers' Association Retirement Plan.  Benefits under the plan are based on compensation and years of service with 100% vesting after seven years of service. The bank was required to make contributions in 2006, 2007 and 2008 and expects to make contributions in 2009. The Bank has recognized liabilities of $1,893,000 at March 31, 2009. The following table provides the components of the net periodic benefit cost for the plan for the three month periods ended March 31, 2009 and 2008 (in thousands of dollars):

	2009	2008
Service cost	$51	$31
Interest cost	81	50
Expected return on plan assets	(98)	(53)
Amortization of unrecognized prior service costs	1	2
Recognized net actuarial loss	16	16

Net periodic expense	$51	$46

NOTE TWELVE	FAIR VALUE MEASUREMENTS

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

Index

Page Nine

The Company, at March 31, 2009, had no liabilities subject to fair value reporting requirements. The table below summarizes assets at March 31, 2009 measured at fair value on a recurring basis (in thousands of dollars):

	Level 1	Level 2	Level 3	Total Fair Value Measurements
Securities available for sale	$0	$20,801	$0	$20,801
Total	$0	$20,801	$0	$20,801

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

The table below summarizes assets at March 31, 2009 measured at fair value on a non recurring basis (in thousands of dollars):

	Level 1	Level 2	Level 3	Total Fair Value Measurements
Other real estate owned	$0	$0	$1,661	$1,661
Impaired Loans	0	0	4,636	4,636
Total	$0	$0	$6,297	$1,661

Certain assets such as other real estate owned (OREO) are measured at fair value less cost to sell. Management believes that the fair value component in its valuation follows the provisions of SFAS No. 157. Management estimates the fair value of real estate acquired through foreclosure at an estimated fair value less costs to sell. At or near the time of foreclosure, the subsidiary banks obtain real estate appraisals on the properties acquired through foreclosure. The real estate is then valued at the lesser of the appraised value or the loan balance, including interest receivable, at the time of foreclosure less an estimate of costs to sell the property. The estimate of costs to sell the property are based on historical transactions at the subsidiary banks of similar holdings.

SFAS No. 157 applies to loans measured for impairment using the practical expedients permitted by SFAS No. 114, Accounting by Creditors for Impairment of a Loan, including impaired loans measured at an observable market price (if available), or at the fair value of the loan’s collateral (if the loan is collateral dependent). Fair value of the loan’s collateral, when the loan is dependent on collateral, is determined by appraisals or independent valuation which is then adjusted for the cost related to liquidation of the collateral. The impairment of loans is measured by the Company based on the estimated value of underlying collateral of the loan. The value of the collateral is typically based on either an appraisal of the collateral or management’s best estimation of the realizable value of the collateral, less estimated costs to sell.

Index

Page Ten

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following discussion focuses on significant results of the Company’s operations and significant changes in our financial condition or results of operations for the periods indicated in the discussion. This discussion should be read in conjunction with the preceding financial statements and related notes, as well as the Company’s Annual Report on Form 10-K for the period ended December 31, 2008.  Current performance does not guarantee, and may not be indicative of, similar performance in the future.

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

Disclosure of the Company’s significant accounting policies is included in Note Two to the Consolidated Financial Statements of the Company’s Annual Report on Form 10-K for the period ended December 31, 2008. Some of the policies are particularly sensitive, requiring significant judgments, estimates and assumptions by management.

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

In April 2008, the FASB issued FASB Staff Position (FSP) No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP No. 142-3”). FSP No. 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FASB SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). The intent of FSP No. 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the assets under SFAS No. 141(R). FSP No. 142-3 is effective for the Company on January 1, 2009, and applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. The adoption of FSP No. 142-3 did not have a material impact on the Company’s consolidated financial statements.

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

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.”  FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased.  The FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly.  FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009, and shall be applied prospectively.  Earlier adoption is permitted for periods ending after March 15, 2009.  The Company does not expect the adoption of FSP FAS 157-4 to have a material impact on its consolidated financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.”  FSP FAS 107-1 and APB 28-1 amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements.  In addition, the FSP amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods.  The FSP is effective for interim periods ending after June 15, 2009, with earlier adoption permitted for periods ending after March 15, 2009.  The Company does not expect the adoption of FSP FAS 107-1 and APB 28-1 to have a material impact on its consolidated financial statements.

In April 2009, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 111 (SAB 111).  SAB 111 amends and replaces SAB Topic 5.M. in the SAB Series entitled “Other Than Temporary Impairment of Certain Investments in Debt and Equity Securities.”  SAB 111 maintains the SEC Staff’s previous views related to equity securities and amends Topic 5.M. to exclude debt securities from its scope.  The Company/Bank does not expect the implementation of SAB 111 to have a material impact on its consolidated financial statements.

Index

Page Thirteen

In April 2009, the FASB issued FSP FAS 115-1 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.”  FSP FAS 115-1 and FAS 124-2 amends other-than-temporary impairment guidance for debt securities to make guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities.  The FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities.  FSP FAS 115-1 and FAS 124-2 is effective for interim and annual periods ending after June 15, 2009, with earlier adoption permitted for periods ending after March 15, 2009.  The Company does not expect the adoption of FSP FAS 115-1 and FAS 124-2 to have a material impact on its consolidated financial statements.

No other recent accounting pronouncements had a material impact on the Company’s consolidated financial statements, and it is believed that none will have a material impact on the Company’s operations in future years.

Overview of First Quarter Results

Net income for the first three months of 2009, as compared to the same period in 2008, decreased by 22.21%.

Total assets increased 4.00% from December 31, 2008 to March 31, 2009 with loan balances increasing 2.08% over the same time period. Although average balances of earning assets for the first three months of 2009 were .48% higher than for the same period in 2008, average balances of interest bearing liabilities increased 1.23% for the same comparative time period, which contributed largely to a 2.47% decrease in net interest income.

In response to increasing loan delinquencies and net charge-offs of loans, the Company’s provision for loan losses was $105,000 more in the first quarter of 2009 as compared to the same quarter in 2008.

Non interest income was $115,000 less in the first quarter of 2009 as compared to 2008. During 2008, the company recorded $87,000 in gains related to securities which were called prior to their scheduled maturities. Although the Company experienced declines in its costs of occupancy and equipment, data processing and legal and professional fees, increases in salary and benefits expense and other miscellaneous operating expense resulted in a 4.20% increase in non interest expense.

Performance Measures

The following table compares selected commonly used measures of bank performance for the three month periods ended March 31, 2009 and 2008:

	Three months ended March 31,
	2009	2008
Annualized return on average assets	1.00%	1.30%
Annualized return on average equity	9.69%	12.20%
Net interest margin (1)	4.66%	4.79%
Efficiency Ratio (2)	61.87	56.76
Earnings per share (3)	$.72	$.86

(1) On a fully taxable equivalent basis and including loan origination fees
(2) Non-interest expenses for the period indicated divided by the sum of net interest income and non-interest income for the period indicated.
(3) Per weighted average shares of common stock outstanding for the period indicated. Earnings per share for the three month period ended March 31, 2009 reflect the impact of the share repurchase of 100,001 shares during the second and third quarters of 2008.

Index

Page Fourteen

Impact of Non Recurring Items

Non recurring items had an impact on the income for the first quarter of 2009 as compared to the first quarter of 2008. During the first quarter of 2008, the Company recorded significant non recurring gains of $94,000 and during the first quarter of 2009 recorded significant non recurring losses totaling $13,000. A summary of the impact to income of these non recurring items is found in the table below (in thousands of dollars):

	2009	2008	Change
Net gains on securities	$(13)	$87	$(100)
Net gains on other real estate owned and other foreclosed assets	0	7	(7)
Total	(13)	94	$(107)
Income tax effect of non recurring items	(4)	35	39
Impact of non recurring items on net income	$(9)	$59	$(68)

Securities Portfolio

The Company's securities portfolio serves several purposes.  Portions of the portfolio are used to secure certain public and trust deposits.  The remaining portfolio is held as investments or used to assist the Company in liquidity and asset liability management.  Total securities, including restricted securities, represented 5.84% of total assets and 57.40% of total shareholders’ equity at March 31, 2009.

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

The Company identifies at the time of acquisition those securities that are available for sale. These securities are valued at their market value with any difference in market value and amortized cost shown as an adjustment in stockholders' equity.  Changes in market values of securities which are considered temporary changes due to changes in the market rate of interest are reflected as changes in other comprehensive income, net of the deferred tax effect.  Any changes in market values of securities deemed by management to be attributable to reasons other than changes in market rates of interest would be recorded through results of operations  It is management’s determination that all securities held at March 31, 2009 which have fair values less than the amortized cost, have these gross unrealized losses related to increases in the current interest rates for similar issues of securities, and that no material impairment for any securities in the portfolio exists because of downgrades of the securities or as a result of a change in the financial condition of any of the issuers. A summary of the length of time of unrealized losses for all securities held at March 31, 2009 can be found in Footnote Five to the financial statements. Management reviews all securities with unrealized losses, and all securities in the portfolio on a regular basis to determine whether the potential for other than temporary impairment exists

Index

Page Fifteen

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

Credit Quality and Allowance for Loan Losses

The following table illustrates certain ratios related to quality of the Company’s loan portfolio:

	March 31, 2009	December 31, 2008
Allowance for loan losses as a percentage of gross loans	1.08%	1.13%
Non performing loans as a percentage of gross loans	2.10%	1.70%
Ratio of allowance for loan losses to non-performing loans	.51	.66

The following table summarizes the Company’s non-performing loans at March 31, 2009 and December 31, 2008 (in thousands of dollars):

	March 31,	December 31,
	2009	2008
Non-accrual loans	$2,805	$1,346
Loans past due 90 days and still accruing interest	1,507	3,472
Restructured loans	2,655	705
Total non-performing loans	$6,967	$5,523

The following table summarizes the Company’s net charge-offs by loan type for the three month periods ended March 31, 2009 and 2008 (in thousands of dollars):

	2009	2008
Charge-offs
Commercial	$(98)	$(14)
Mortgage and construction	(136)	(78)
Consumer	(204)	(129)
Total Charge-offs	(438)	(221)

Recoveries
Commercial	3	13
Mortgage	0	0
Consumer	62	26
Total Recoveries	65	39

Total Net Charge-offs	$(373)	$(182)

Index

Page Sixteen

The following table shows the allocation for loans in the loan portfolio and the corresponding amounts of the allowance allocated by loan type as of March 31, 2009 and December 31, 2008 (in thousands of dollars):

	March 31, 2009		December 31, 2008
		Percent of		Percent of
	Amount	Loans	Amount	Loans
Loan Type
Commercial	$1,515	30%	$1,349	30%
Mortgage and construction	830	57%	994	57%
Consumer	1,135	13%	1,285	13%
Unallocated	99		39
Totals	$3,579		$3,667

Because of its large impact on the local economy, management continues to monitor the economic health of the poultry industry. The Company has direct loans to poultry growers and the industry is a large employer in the Company’s trade area. In addition, multiple manufacturers of household cabinetry are large employers in the Company’s primary trade area. Due to the downturn in the housing market nationally, there have been indications that the demand for cabinetry has decreased, impacting the performance of these manufacturers. Because of the impact on the local economy, management has begun to monitor the performance of this industry as it relates to local employment trends. In recent periods, the Company’s loan portfolio has also begun to reflect a concentration in loans collateralized by heavy equipment, particularly in the trucking, mining and timber industries. Because of the impact of the slowing economic conditions on the housing market, the timber sector has experienced a recent downturn. While the Company has experienced some losses related to the downturn in this industry, no material losses related to foreclosures of loans collateralized by assets typical to the timber harvest industry have occurred.

Net Interest Income

The Company’s net interest income, on a fully taxable equivalent basis, decreased 2.34% from the first three months of 2008 as compared to the same period in 2009 as average balances of earning assets increased .48% as compared to a 1.23% increase in the average balances of interest bearing liabilities.

Decreases during recent years in the target rate for federal funds sold has caused overall rates on both interest bearing liabilities and earning assets to decrease. Although these decreases didn’t occur in the first quarter of 2009, the effects are still being seen in the Company’s net interest income as variable loans reprice and older balances of other earning assets and interest bearing liabilities mature and are replaced with new assets and liabilities at lower rates. In addition, increased competition for loans has impacted loan earning rates as the average rate earned on loans in the first quarter of 2009 fell 107 basis points as compared to the same quarter in 2008. Although rates paid on interest bearing liabilities decreased also, the decrease was not as large as experienced with loans.

In addition to increased competition for loan balances, the Company has been required, in order to increase deposit balances to fund loan growth, to match or better local competitive rates paid on deposits, which also contributes to the decline in net interest margins. During previous years, the Company has chosen to fund loan growth through reduction in balances of comparatively lower earning assets such as securities and federal funds sold. In the recent quarters, the Company has begun to fund this loan growth through either new borrowings, typically short term or overnight borrowings, or through increases in balances of time deposits.

Also, the Company has recently placed larger balances of loans into non-accrual status than have been placed there historically. This, combined with increases in balances of Other Real Estate Owned due to foreclosures, has had a negative impact on interest income.

Index

Page Seventeen

The table below illustrates the effects on net interest income, on a fully taxable equivalent basis, and for the first three months of each year, of changes in average volumes of interest bearing liabilities and earning assets from 2008 to 2009 and changes in average rates on interest bearing liabilities and earning assets from 2008 to 2009 (in thousands of dollars):

EFFECT OF RATE-VOLUME CHANGES ON NET INTEREST INCOME

Increase (Decrease) Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008

	Due to change in:
	Average Volume	Average Rate	Total Change
Interest Income
Loans	$332	$(832)	$(500)
Federal funds sold	(7)	(136)	(143)
Interest bearing deposits	(10)	(4)	(14)
Taxable investment securities	(39)	(24)	(63)
Nontaxable investment securities	4	9	13
Total Interest Income	280	(987)	(707)

Interest Expense
Demand deposits	(1)	(21)	(22)
Savings deposits	(2)	(89)	(91)
Time deposits	11	(508)	(497)
Short term borrowings	5	0	5
Long term borrowings	8	(10)	(2)
Total Interest Expense	21	(628)	(607)

Net Interest Income	$259	$(359)	$(100)

Index

Page Eighteen

The table below sets forth an analysis of net interest income for the three month periods ended March 31, 2009 and 2008 (Average balances and interest/expense shown in thousands of dollars):

	2009			2008
	Average	Income/		Average	Income/
	Balance	Expense	Rate	Balance	Expense	Rate
Interest Income
Loans[1,2]	$329,207	$5,890	7.16%	$310,635	$6,390	8.23%
Federal funds sold	8,192	5	.24%	20,110	148	2.94%
Interest bearing deposits	547	3	1.90%	2,306	17	2.95%
Taxable investment securities	17,092	192	4.49%	20,522	255	4.97%
Nontaxable investment securities[3]	3,255	55	6.76%	3,009	42	5.58%
Total Earning Assets	358,293	6,145	6.86%	356,582	6,852	7.69%

Cash and cash equivalents	6,740			7,510
Allowance for loan losses	(3,686)			(3,580)
Insurance contracts	6,522			6,323
Non-earning assets	18,731			15,999
Total Assets	$386,600			$382,834

Interest Expense
Interest bearing demand deposits	$22,463	$13	.23%	$23,939	$35	.58%
Savings and money markets	47,840	55	.46%	49,876	146	1.17%
Time deposits	202,579	1,770	3.49%	201,324	2,267	4.50%
Short term borrowings	5,038	5	.40%
Long term borrowings	12,486	132	4.23%	11,751	134	4.56%
Total Interest Bearing Liabilities	290,406	1,975	2.72%	286,890	2,582	3.60%

Demand deposits	49,070			50,003
Other liabilities	7,385			5,124
Stockholders’ equity	39,739			40,817
Total liabilities and stockholders’ equity	$386,600			$382,834

Net Interest Income		$4,170			$4,270

Net Yield on Earning Assets[3]			4.66%			4.79%

[1]Balances of loans include loans in non accrual status
[2]Interest income on loans includes fees
[3]Yields are on a fully taxable equivalent basis

Index

Page Nineteen

Non-interest Income

Non interest income decreased $115,000, or 17.50% from the first quarter of 2008 compared to the same quarter in 2009. The year over year change in non-interest income was significantly impacted by non-recurring items.  Further discussion relating to non-recurring items can be found earlier on page thirteen.

Service charges on deposit accounts decreased 3.17%. The largest portion of these charges is non-sufficient funds fees on non interest bearing transaction accounts. In prior periods, these charges had increased as the subsidiary banks implemented programs commonly referred to as “courtesy overdraft” programs. In the periods after implementation, both subsidiary banks experienced increases in non-sufficient funds fees. Both subsidiaries have now had these courtesy overdraft programs in place for in excess of twelve months and the volumes of fees from these programs appear to have stabilized.

During the periods 2004 through the present, the Company’s volume of new installment loans decreased. These loans are the primary market for credit life and accident and health insurance. As a result, earnings on the sales of these insurance policies decreased over this same period as old policies matured but were not replaced by new policies at the same rate of maturity of the older credit related policies. This has contributed to a decline in insurance earnings.

Non-interest Expense

Non-interest expense increased 4.20% for the first quarter of 2009 as compared to 2008.

Changes in salary and benefits expense

The following table compares the components of salary and benefits expense for the three month periods ended March 31, 2009 and 2008 (in thousands of dollars):

Salary and Benefits Expense
	2009	2008	Increase (Decrease)
Employee salaries	$1,103	$1,040	$63
Employee benefit insurance	227	203	24
Payroll taxes	103	94	9
Post retirement plans	228	223	5
Total	$1,661	$1,560	$101

The table below illustrates the change in salary expense for the first three months of 2009 as compared to the same period in 2008 occurring because of increases in average pay per employee and increases in the average number of full time employees (in thousands of dollars):

Amount
Changes due to increase in average salary per full time equivalent employee	$108
Changes due to increase in the average full time equivalent employees for the periods	(45)
Total increase in salary expense	$63

Changes in data processing expense

Data processing expense decreased 18.75%. During the later parts of 2008 and early into 2009, the Company completed a process for selection of a new service to complete its largest data processing activities. The Company chose to remain with its current vendor, but chose to utilize new services from this same vendor. Conversion to a new service is expected to occur in the third and fourth quarters of 2009. After this conversion, the costs associated with this system are expected to be approximately equivalent to the recent costs of the current system. However, during negotiations, the vendor of the new system provided incentives related to credits for the Company’s current contractual arrangements. This contributed significantly to the decline in data processing costs. Although recurring costs post-conversion are expected to be approximately equivalent to recent data processing costs, allowing for customer increases due to operational growth, the Company may experience certain other additional costs in the remaining quarters of 2009 relating to this implementation.

Index

Page Twenty

Changes in occupancy and equipment expense

The following table illustrates the components of occupancy and equipment expense for the three month periods ended March 31, 2009 and 2008 (in thousands of dollars):

	2009	2008	Increase (Decrease)
Depreciation of buildings and equipment	$155	$170	$(15)
Maintenance expense on buildings and equipment	97	110	(13)
Utilities expense	36	28	8
Real estate and personal property tax	20	19	1
Other expense related to occupancy and equipment	21	23	(2)
Total occupancy and equipment expense	$329	$350	$(21)

Changes in miscellaneous non interest expense

Most other components of other non interest expense remained comparatively flat for 2009 as compared to 2008. The typical increases in costs associated with inflation and the increasing size of the organization were offset by decreases in state franchise tax expense as a result of a reduction in the effective rate of this tax and also decreases in advertising and marketing expense and a slight decline in legal and professional fees. As discussed in Part I, Item 1 in the Company’s Annual Report on Form 10-K for the period ended December 31, 2008, under the heading Regulation and Supervision, the Company’s FDIC assessments increased for the first quarter of 2009 as compared to the same period in 2008. Additional increases during the remainder of 2009 could further increase non interest expenses.

The table below illustrates components of other non interest expense for the three month periods ended March 31, 2009 and 2008 (in thousands of dollars). All significant individual components of other non interest expense are itemized.

	2009	2008	Increase (Decrease)
Office supplies and postage & freight expense	$122	$121	$1
FDIC Premiums	55	9	46
ATM expense	53	48	5
Amortization of intangible assets	49	50	(1)
Advertising and marketing expense	38	35	3
Miscellaneous components of other non interest expense	188	172	16
Total	$505	$435	$70

Borrowed Funds

The Company borrows funds from the Federal Home Loan Bank (“FHLB”) to reduce market rate risks or to provide operating liquidity.  Management typically will initiate these borrowings in response to a specific need for managing market risks or for a specific liquidity need and will attempt to match features of these borrowings to best suit the specific need. Therefore, the borrowings on the Company’s balance sheet as of March 31, 2009 and throughout the three month periods ended March 31, 2008 and 2009 have varying features of amortization or single payment with periodic, regular interest payment and also have interest rates which vary based on the terms and on the features of the specific borrowing.

Index

Page Twenty One

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

The parent Company’s operating funds, funds with which to pay shareholder dividends and funds for the exploration of new business ventures have been supplied primarily through dividends paid by the Company’s subsidiary banks Capon Valley Bank (CVB) and The Grant County Bank (GCB).  The various regulatory authorities impose restrictions on dividends paid by a state bank.  A state bank cannot pay dividends without the consent of the relevant banking authorities in excess of the total net profits of the current year and the combined retained profits of the previous two years.  As of April 1, 2009, the subsidiary banks could pay dividends to Highlands Bankshares, Inc. of approximately $3,726,000 without permission of the regulatory authorities.

Capital

The Company seeks to maintain a strong capital base to expand facilities, promote public confidence, support current operations and grow at a manageable level.  As of March 31, 2009, the Company was above the regulatory minimum levels of capital. The table below summarizes the capital ratios for the Company and its subsidiary banks as of March 31, 2009 and December 31, 2008:

	March 31, 2009		December 31, 2008
	Actual	Regulatory	Actual	Regulatory
	Ratio	Minimum	Ratio	Minimum
Total Risk Based Capital Ratio
Highlands Bankshares	13.93%	8.00%	14.20%	8.00%
Capon Valley Bank	12.85%	8.00%	12.77%	8.00%
The Grant County Bank	13.50%	8.00%	13.99%	8.00%

Tier 1 Leverage Ratio
Highlands Bankshares	10.03%	4.00%	10.18%	4.00%
Capon Valley Bank	8.96%	4.00%	9.11%	4.00%
The Grant County Bank	9.84%	4.00%	10.00%	4.00%

Tier 1 Risk Based Capital Ratio
Highlands Bankshares	12.81%	4.00%	12.98%	4.00%
Capon Valley Bank	11.59%	4.00%	11.52%	4.00%
The Grant County Bank	12.42%	4.00%	12.79%	4.00%

Index

Page Twenty Two

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in Quantitative and Qualitative Disclosures about Market Risk as reported in the Company’s Annual Report on Form 10-K for the period ended December 31, 2008.

Item 4. Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Principal Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2009. Based on this evaluation, the Company’s Chief Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures are effective as of March 31, 2009. The company has established procedures undertaken during the normal course of business in an effort to reasonably ensure that fraudulent activity of either an amount material to these results or in any amount is not occurring.

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

Item 1A.  Risk Factors

There have been no material changes to the Company’s risk factors since these factors were previously disclosed in the Company’s Annual Report on Form 10-K for the period ended December 31, 2008.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.     Defaults Upon Senior Securities

None

Index

Page Twenty Three

Item 4.     Submission of Matters to a Vote of Security Holders

None

Item 5.    Other Information

None

Item 6.     Exhibits

EXHIBIT INDEX
Exhibit Number	Description
3(i)	Articles of Incorporation of Highlands Bankshares, Inc., as restated, are hereby incorporated by reference to Exhibit 3(i) to Highlands Bankshares Inc.’s Form 10-Q filed November 13, 2007 .
3(ii)	Amended Bylaws of Highlands Bankshares, Inc. are incorporated by reference to Exhibit 3(ii) to Highlands Bankshares Inc.’s Report on Form 8-K filed January 9, 2008.
31.1	Certification of Chief Executive Officer Pursuant to section 302 of the Sarbanes-Oxley Act of 2002 Chapter 63, Title 18 USC Section 1350 (A) and (B).
31.2	Certification of Principal Financial Officer Pursuant to section 302 of the Sarbanes-Oxley Act of 2002 Chapter 63, Title 18 USC Section 1350 (A) and (B).
32.1	Statement of Chief Executive Officer Pursuant to 18 U.S.C. §1350.
32.2	Statement of Principal Financial Officer Pursuant to 18 U.S.C. §1350.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HIGHLANDS BANKSHARES, INC.

/s/ C.E. Porter
C.E. Porter
President & Chief Executive Officer

/s/ R. Alan Miller
R. Alan Miller
Principal Financial Officer
May 12, 2009