Form 10-Q
period 2009-06-30
HIGHLANDS BANKSHARES INC /WV/
filed 2009-08-14
CIK 756862

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date. As of August 7, 2009:  1,336,873 shares of Common Stock, $5 Par Value

Index

Page One

PART I.
Item 1.	Financial Statements

HIGHLANDS BANKSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands of Dollars, Except Per Share Data)

	Six Months Ended June 30
	2009	2008
	(unaudited)	(unaudited)
Interest Income
Interest and fees on loans	$11,701	$12,612
Interest on federal funds sold	9	223
Interest on deposits in other banks	6	31
Interest and dividends on securities	444	541
Total Interest Income	12,160	13,407

Interest Expense
Interest on deposits	3,710	4,551
Interest on borrowed money	269	235
Total Interest Expense	3,979	4,786

Net Interest Income	8,181	8,621

Provision for Loan Losses	821	398

Net Interest Income After Provision for Loan Losses	7,360	8,223

Non-interest Income
Service charges	806	819
Gains (losses) on securities	(13)	109
Gains on sale of fixed assets	1	25
Other non-interest income	353	384
Total Non-interest Income	1,147	1,337

Non-interest Expense
Salaries and employee benefits	3,257	3,141
Equipment and occupancy expense	672	679
Data processing expense	339	416
Directors fees	185	198
Legal and professional fees	228	265
Other non-interest expense	1,295	962
Total Non-interest Expense	5,976	5,661

Income Before Provision For Income Taxes	2,531	3,899

Provision for Income Taxes	908	1,440

Net Income	$1,623	$2,459

Per Share Data
Net Income	$1.21	$1.72
Cash Dividends	$.58	$.54
Weighted Average Common Shares Outstanding	1,336,873	1,429,295
The accompanying notes are an integral part of these statements.

Index

Page Two

HIGHLANDS BANKSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands of Dollars, Except Per Share Data)

	Three Months Ended June 30
	2009	2008
	(unaudited)	(unaudited)
Interest Income
Interest and fees on loans	$5,811	$6,222
Interest on federal funds sold	4	75
Interest on deposits in other banks	3	14
Interest and dividends on securities	217	259
Total Interest Income	6,035	6,570

Interest Expense
Interest on deposits	1,872	2,103
Interest on borrowed money	132	101
Total Interest Expense	2,004	2,204

Net Interest Income	4,031	4,366

Provision for Loan Losses	537	219

Net Interest Income After Provision for Loan Losses	3,494	4,147

Non-interest Income
Service charges	439	440
Gains (losses) on securities	(0)	22
Gains on sale of fixed assets	1	25
Other non-interest income	178	193
Total Non-interest Income	618	680

Non-interest Expense
Salaries and employee benefits	1,596	1,581
Equipment and occupancy expense	343	329
Data processing expense	170	208
Directors fees	82	102
Legal and professional fees	105	128
Other non-interest expense	790	527
Total Non-interest Expense	3,086	2,875

Income Before Provision For Income Taxes	1,026	1,952

Provision for Income Taxes	366	731

Net Income	$660	$1,221

Per Share Data
Net Income	$.49	$.86
Cash Dividends	$.29	$.27
Weighted Average Common Shares Outstanding	1,336,873	1,421,548
The accompanying notes are an integral part of these statements.

Index

Page Three HIGHLANDS BANKSHARES, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands of dollars)

	June 30, 2009	December 31, 2008
	(unaudited)	(audited)
ASSETS
Cash and due from banks	$7,045	$7,589
Interest bearing deposits in banks	431	502
Federal funds sold	13,046	160
Investment securities available for sale	21,183	21,692
Restricted investments	2,185	2,177
Loans	332,024	325,754
Allowance for loan losses	(3,736)	(3,667)
Bank premises and equipment, net of depreciation	9,129	8,031
Interest receivable	1,983	2,164
Investment in life insurance contracts	6,622	6,499
Goodwill	1,534	1,534
Other intangible assets	1,118	1,215
Other assets	5,610	4,645
Total Assets	$398,174	$378,295

LIABILITIES
Deposits
Non-interest bearing deposits	$51,027	$49,604
Interest bearing transaction and savings accounts	73,121	68,610
Time deposits over $100,000	70,291	64,779
All other time deposits	145,505	133,294
Total Deposits	339,944	316,287

Overnight and other short term debt instruments	0	4,800
Long term debt instruments	11,095	11,317
Accrued expenses and other liabilities	6,815	6,492
Total Liabilities	357,854	338,896

STOCKHOLDERS’ EQUITY
Common Stock, $5 par value, 3,000,000 shares authorized, 1,436,874 shares issued	7,184	7,184
Surplus	1,662	1,662
Treasury stock (100,001 shares, at cost)	(3,372)	(3,372)
Retained earnings	36,005	35,157
Other accumulated comprehensive loss	(1,159)	(1,232)
Total Stockholders’ Equity	40,320	39,399

Total Liabilities and Stockholders’ Equity	$398,174	$378,295

The accompanying notes are an integral part of these statements

Index

Page Four

HIGHLANDS BANKSHARES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In Thousands of Dollars)

	Common Stock	Surplus	Treasury Stock	Retained Earnings	Other Comprehensive Income	Total
Balances at December 31, 2007	$7,184	$1,662	$0	$32,032	$(285)	$40,593
Cumulative effect adjustment to retained earnings for change in accounting principle				(347)		(347)

Other Comprehensive Income:
Net Income				2,459		2,459
Change in other comprehensive income					(169)	(169)
Total Comprehensive Income						1,943

Treasury Stock repurchased			(2,550)			(2,550)
Dividends Paid				(775)		(775)

Balances June 30, 2008	$7,184	$1,662	$(2,550)	$33,369	$(454)	$39,211

	Common Stock	Surplus	Treasury Stock	Retained Earnings	Other Comprehensive Income	Total
Balances at December 31, 2008	$7,184	$1,662	$(3,372)	$35,157	$(1,232)	$39,399

Other Comprehensive Income:
Net Income				1,623		1,623
Change in other comprehensive income					73	73
Total Comprehensive Income						1,696

Dividends Paid				(775)		(775)

Balances June 30, 2009	$7,184	$1,662	$(3,372)	$36,005	$(1,159)	$40,320

The accompanying notes are an integral part of these statements

Index

Page Five

HIGHLANDS BANKSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands of Dollars)
	Six Months Ended June 30,
	2009	2008
	(unaudited)	(unaudited)
Cash Flows From Operating Activities
Net Income	$1,623	$2,459
Adjustments to reconcile net income to net
cash provided by operating activities
Loss (gain) on investment securities	13	(109)
Loss (gain) on sale of fixed asset	(1)	(25)
Gain on sale of OREO	(25)	0
Depreciation	321	340
Income from insurance contracts	(123)	(120)
Net amortization of securities	(39)	41
Provision for loan losses	821	398
Writedown on OREO property	40	0
Amortization of intangibles	97	99
Decrease (increase) in interest receivable	181	(48)
(Increase) decrease in other assets	(71)	232
Increase in accrued expenses and other liabilities	324	(395)
Net Cash Provided by Operating Activities	3,161	2,872

Cash Flows From Investing Activities
(Increase) in federal funds sold	(12,886)	8,460
Proceeds from maturities of securities available for sale	4,531	14,138
Purchase of securities available for sale	(3,957)	(12,537)
(Increase) in restricted investments	(8)	(77)
Proceeds from sale of fixed assets and OREO	93	0
Decrease in interest bearing deposits in other banks	71	1,164
Purchase of property and equipment	(1,418)	(293)
Net Increase in Loans	(7,991)	(3,554)
Net Cash (Used in) Provided by Investing Activities	(21,565)	7,301

Cash Flows From Financing Activities
Net change in deposits	23,657	(4,561)
Net change in short term borrowings	(4,800)	0
Repayment of long term borrowings	(222)	(1,736)
Purchase of treasury stock	0	(2,550)
Dividends paid in cash	(775)	(775)
Net Cash Provided by (Used in) Financing Activities	17,860	(9,622)

Net Increase (decrease) in Cash and Cash Equivalents	(544)	551

Cash and Cash Equivalents, Beginning of Period	7,589	7,935

Cash and Cash Equivalents, End of Period	$7,045	$8,486

Supplemental Disclosures
Cash paid for income taxes	$831	$1,287
Cash paid for interest	$4,086	$4,986
The accompanying notes are an integral part of these statements.

Index

Page Six

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE ONE	ACCOUNTING PRINCIPLES

The consolidated financial statements conform to U. S. generally accepted accounting principles and to general industry practices.  In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting solely of normal recurring adjustments, necessary to present fairly the financial position as of June 30, 2009 and the results of operations for the three and six month periods ended June 30, 2009 and 2008.

The results of operations for the three and six month periods ended June 30, 2009 and 2008 are not necessarily indicative of the results to be expected for the full year.

The notes included herein should be read in conjunction with the notes to financial statements included in the Company’s 2008 annual report on Form 10-K.

Certain reclassifications have been made to prior period balances to conform to the current years’ presentation format.

NOTE TWO	LOANS

A summary of loans outstanding as of June 30, 2009 and December 31, 2008 is shown in the table below (in thousands of dollars):

	June 30,	December 31,
	2009	2008
Loan Type
Commercial	$98,209	$97,709
Real Estate construction	28,820	27,210
Real Estate mortgage	163,145	156,877
Consumer installment	41,850	43,958
Total Loans	$332,024	$325,754

In addition to loans to fund construction and traditional mortgage loans, portions of the portfolio identified as commercial are also secured by real estate.  At June 30, 2009, the total balance of loans in the portfolio secured by real estate was $272,194,000.

NOTE THREE	ALLOWANCE FOR LOAN LOSSES

A summary of the transactions in the allowance for loan losses for the six month periods ended June 30, 2009 and 2008 is shown below (in thousands of dollars):

	2009	2008
Balance, beginning of period	$3,667	$3,577
Provisions charged to operations	821	398
Loan recoveries	131	81
Loan charge-offs	(883)	(374)
Balance, end of period	$3,736	$3,682

The following summary provides information regarding impaired loans as of June 30, 2009 and December 31, 2008 (in thousands of dollars):

	2009	2008
Period end balance, impaired loans	$3,770	$3,841
Allowance for impairments, period end	332	272

Index

Page Seven

NOTE FOUR	INVESTMENT IN INSURANCE CONTRACTS

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

The amortized cost and market value of securities as of June 30, 2009 and December 31, 2008 is shown in the table below (in thousands of dollars). All of the securities on the Company’s balance sheet are classified as available for sale.

	June 30, 2009		December 31, 2008
	Amortized	Market	Amortized	Market
	Cost	Value	Cost	Value
Available For Sale Securities
U.S. Treasuries and Agencies	$8,357	$8,520	$7,504	$7,726
Mortgage backed securities	8,256	8,469	10,211	10,342
Obligations of states and municipalities	4,085	4,172	3,596	3,609
Marketable equities	15	22	28	15
Total Available For Sale Securities	$20,713	$21,183	$21,339	$21,692

Information pertaining to securities with gross unrealized losses at December 31, 2008 and June 30, 2009, aggregated by investment category and length of time that individual securities have been in a continuous loss position is shown in the table below (in thousands of dollars):

	Total		Less than 12 Months		12 Months or Greater
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
June 30, 2009
Investment Category
Mortgage backed securities	94	(1)	76	(1)	18	(0)
State and municipals	192	(3)	192	(3)	0	(0)
U.S. Treasuries and Agencies	978	(2)	978	(2)	0	(0)
Total	$1,264	$(6)	$1,246	$(6)	$18	$(0)

December 31, 2008
Investment Category
Mortgage backed securities	1,225	(17)	1,156	(16)	69	(1)
State and municipals	1,908	(16)	1,708	(15)	200	(1)
Other equity securities	15	(13)	0	0	15	(13)
Total	$3,148	$(46)	$2,864	$(31)	$284	$(15)

Restricted investments consist of investments in the Federal Home Loan Bank, the Federal Reserve Bank and West Virginia Bankers’ Title Insurance Company.  Investments are carried at face value and the level of investment is dictated by the level of participation with each institution.  Amounts are restricted as to

Index

Page Eight

transferability. The Company’s investment in Federal Home Loan Bank (FHLB) stock totaled $2.0 million at June 30, 2009.  FHLB stock is generally viewed as a long term investment and as a restricted investment security, which is carried at cost, because there is no market for the stock other than the FHLBs or member institutions.  Therefore, when evaluating FHLB stock for impairment, its value is based on ultimate recoverability of the par value rather than by recognizing temporary declines in value.  Despite the FHLB’s temporary suspension of cash dividend payments and repurchases of excess capital stock in 2009, the Company does not consider this investment to be other than temporarily impaired at June 30, 2009 and no impairment has been recognized.

NOTE SIX	EARNINGS PER SHARE

During the second and third quarters of 2008, the Company purchased, at varying intervals, 100,001 shares of outstanding common stock. This purchase by the Company of its outstanding shares reduced the number of weighted average shares outstanding for the three and six month periods ended June 30, 2009 as compared to the three and six month periods ended June 30, 2008.

NOTE SEVEN	BORROWINGS

The Company has borrowed money from the Federal Home Loan Bank of Pittsburgh (FHLB). This debt consists of both borrowings with terms of maturities of six months or greater and also certain debts with maturities of thirty days or less.

The borrowings with long term maturities may have either single payment maturities or amortize. The interest rates on the various long term borrowings at June 30, 2009 range from 3.94% to 5.96%. The weighted average interest rate on the borrowings at June 30, 2009 was 4.61%.

In addition to utilization of the FHLB for borrowings of long term debt, the Company also can utilize the FHLB for overnight and other short term borrowings. At June 30, 2009, the Company had no overnight or other short term borrowings. At December 31, 2008, the Company had balances of $4,800,000 in overnight and other short term borrowings. All of this short term debt was through the FHLB.

NOTE EIGHT	ADJUSTMENT TO RETAINED EARNINGS FOR CHANGE IN ACCOUNTING PRINCIPLE

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

These EITF pronouncements provided an option for affected companies to record the resulting liability as a cumulative effect adjustment to retained earnings at the beginning of the period in which recorded or to record through retrospective application to prior periods. Highlands Bankshares opted to record the liability as a cumulative effect adjustment to prior period retained earnings and as such recorded a liability and corresponding reduction of prior period retained earnings of $348,000. There is no corresponding deferred tax consequence relating to this liability. The recording of the cumulative effect adjustment to prior period retained earnings is reflected in the December 31, 2008 and June 30, 2009 balances of retained earnings and is shown as an adjustment to retained earnings in the Consolidated Statement of Changes in Stockholders’ Equity for the period ended June 30, 2008.

Index

Page Nine

NOTE NINE	INTANGIBLE ASSETS

The Company’s balance sheet contains several components of intangible assets. At June 30, 2009, the total balance of intangible assets was comprised of Goodwill and Core Deposit Intangible Assets acquired as a result of the acquisition of other banks and also an intangible asset related to the purchased naming rights for a performing arts center located within the Company’s primary business area. The Company performs an impairment test on an annual basis.  No impairment has been recorded to date.

NOTE TEN	EMPLOYEE BENEFITS

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

The Grant County Bank is a member of the West Virginia Bankers' Association Retirement Plan.  Benefits under the plan are based on compensation and years of service with 100% vesting after seven years of service. The bank was required to make contributions in 2006, 2007 and 2008 and expects to make contributions in 2009. The Bank has recognized liabilities of $1,944,000 at June 30, 2009. The following table provides the components of the net periodic benefit cost for the plan for the six month periods ended June 30, 2009 and 2008 (in thousands of dollars):

	2009	2008
Service cost	$84	$82
Interest cost	138	129
Expected return on plan assets	(153)	(156)
Amortization of unrecognized prior service costs	0	2
Recognized net actuarial loss	36	25

Net periodic expense	$105	$82

NOTE ELEVEN	FAIR VALUE MEASUREMENTS

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

Index

Page Ten

The Company, at June 30, 2009, had no liabilities subject to fair value reporting requirements. The table below summarizes assets at June 30, 2009 measured at fair value on a recurring basis (in thousands of dollars):

	Level 1	Level 2	Level 3	Total Fair Value Measurements
Securities available for sale	$0	$21,183	$0	$21,183
Total	$0	$21,183	$0	$21,183

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

The table below summarizes assets at June 30, 2009 measured at fair value on a non recurring basis (in thousands of dollars):

	Level 1	Level 2	Level 3	Total Fair Value Measurements
Other real estate owned	$0	$0	$2,289	$2,289
Impaired Loans	0	0	3,438	3,438
Total	$0	$0	$5,727	$5,727

Certain assets such as other real estate owned (OREO) are measured at fair value less cost to sell. Management believes that the fair value component in its valuation follows the provisions of SFAS No. 157. Management estimates the fair value of real estate acquired through foreclosure at an estimated fair value less costs to sell. At or near the time of foreclosure, the subsidiary banks obtain real estate appraisals on the properties acquired through foreclosure. The real estate is then valued at the lesser of the appraised value or the loan balance, including interest receivable, at the time of foreclosure less an estimate of costs to sell the property. The estimate of costs to sell the property is based on historical transactions at the subsidiary banks of similar holdings.

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

Index

Page Eleven

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

Life Insurance
The carrying amount of life insurance contracts is assumed to be a reasonable fair value. Life insurance contracts are carried on the balance sheet at their redemption value as of June 30, 2009.  This redemption value is based on existing market conditions and therefore represents the fair value of the contract.

Off-Balance-Sheet Items
The carrying amount and estimated fair value of off-balance-sheet items were not material at June 30, 2009 or December 31, 2008.

Index

Page Twelve

The carrying amount and estimated fair values of financial instruments as of June 30, 2009 and December 31, 2008 are shown in the table below (in thousands of dollars):

	June 30, 2009		December 31, 2008
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets:
Cash and due from banks	$7,045	$7,045	$7,589	$7,589
Interest bearing deposits	431	431	502	502
Federal funds sold	13,046	13,046	160	160
Securities available for sale	21,183	21,183	21,692	21,692
Restricted investments	2,185	2,185	2,177	2,177
Loans, net	328,288	322,951	322,087	323,788
Interest receivable	1,983	1,983	2,164	2,164
Life insurance contracts	6,622	6,622	6,499	6,499

Financial Liabilities:
Demand and savings deposits	124,148	124,128	118,214	118,214
Time deposits	215,796	217,349	198,073	200,970
Overnight and other short term debt instruments	0	0	4,800	4,800
Long term debt instruments	11,095	11,366	11,317	11,930
Interest payable	784	784	848	848

NOTE TWELVE SUBSEQUENT EVENTS

The Company has evaluated events and transactions subsequent to June 30, 2009 through August 14, 2009, the date these consolidated financial statements were issued.  Based on the definitions and requirements of U.S. Generally Accepted Accounting Principles, we have not identified any events that have occurred subsequent to June 30, 2009 and through August 14, 2009, that require recognition or disclosure in the consolidated financial statements.

Index

Page Thirteen

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

Forward Looking Statements

Certain statements in this report may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements are statements that include projections, predictions, expectations or beliefs about future events or results or otherwise are not statements of historical fact.  Such statements are often characterized by the use of qualified words (and their derivatives) such as “expect,” “believe,” “estimate,” “plan,” “project,” “anticipate” or other similar words.  Although the Company believes that its expectations with respect to certain forward-looking statements are based upon reasonable assumptions within the bounds of its existing knowledge of its business and operations, there can be no assurance that actual results, performance or achievements of the Company will not differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements.  Actual future results and trends may differ materially from historical results or those anticipated depending on a variety of factors, including, but not limited to, the effects of and changes in:  general economic conditions, the interest rate environment, legislative and regulatory requirements, competitive pressures, new products and delivery systems, inflation, changes in the stock and bond markets, technology, downturns in the trucking and timber industries, effects of mergers and/or downsizing in the poultry industry in Hardy County, continued challenges in the current economic environment affecting our financial condition and results of operations, continued deterioration in the financial condition of the U.S. banking system impacting the valuations of investments the Company has made in the securities of other financial institutions, and consumer spending and savings habits, particularly in the current economic environment.  Additionally, actual future results and trends may differ from historical or anticipated results to the extent: (1) any significant downturn in certain industries, particularly the trucking and timber industries are experienced; (2) loan demand decreases from prior periods; (3) the Company may make additional loan loss provisions due to negative credit quality trends in the future that may lead to a deterioration of asset quality; (4) the Company may not continue to experience significant recoveries of previously charged-off loans or loans resulting in foreclosure; (5) the Company is unable to control costs and expenses as anticipated, and (6) any additional assessments imposed by the FDIC. Additionally, consideration should be given to the cautionary language contained elsewhere in this Form 10-Q and in the section “Risk Factors”, Item 1A in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.  The Company does not update any forward-looking statements that may be made from time to time by or on behalf of the Company.

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

Page Fourteen

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

SFAS 114 does not specify how an institution should identify loans that are to be evaluated for collectability, nor does it specify how an institution should determine that a loan is impaired. Each subsidiary of Highlands uses its standard loan review procedures in making those judgments so that allowance estimates are based on a comprehensive analysis of the loan portfolio. For loans within the scope of SFAS 114 that are individually evaluated and found to be impaired, the associated allowance is based upon the estimated fair value, less costs to sell, of any collateral securing the loan as compared to the existing balance of the loan as of the date of analysis.

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

Post Retirement Benefits and Life Insurance Investments

The Company has invested in and owns life insurance policies on key officers. The policies are designed so that the company recovers the interest expenses associated with carrying the policies and the officer will, at the time of retirement, receive any earnings in excess of the amounts earned by the Company. The Company recognizes as an asset the net amount that could be realized under the insurance contract as of the balance sheet date. This amount represents the cash surrender value of the policies less applicable surrender charges. The portion of the benefits, which will be received by the executives at the time of their retirement, is considered, when taken collectively, to constitute a retirement plan. Therefore the Company accounts for these policies using guidance found in Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Post Retirement Benefits Other Than Pensions.” SFAS No. 106 requires that an employer’s obligation under a deferred compensation agreement be accrued over the expected service life of the employee through their normal retirement date. Assumptions are used in estimating the present value of amounts due officers after their normal retirement date.  These assumptions include the estimated income to be derived from the investments and an estimate of the Company’s cost of

Index

Page Fifteen

Recent Accounting Pronouncements

funds in these future periods.  In addition, the discount rate used in the present value calculation will change in future years based on market conditions.

In April 2009, the Financial Accounting Standards Board (FASB) issued FSP FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.”  FSP FAS 141(R)-1 amends and clarifies SFAS 141(R) to address application issues on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination.  The FSP is effective for assets and liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The Company does not expect the adoption of FSP FAS 141(R)-1 to have a material impact on its consolidated financial statements.

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

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.”  FSP FAS 107-1 and APB 28-1 amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements.  In addition, the FSP amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods.  The FSP is effective for interim periods ending after June 15, 2009.  The Company does not expect the adoption of FSP FAS 107-1 and APB 28-1 to have a material impact on its consolidated financial statements.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.”  FSP FAS 115-2 and FAS 124-2 amends other-than-temporary impairment guidance for debt securities to make guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities.  The FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities.  FSP FAS 115-2 and FAS 124-2 is effective for interim and annual periods ending after June 15, 2009.  The Company does not expect the adoption of FSP FAS 115-2 and FAS 124-2 to have a material impact on its consolidated financial statements.

In April 2009, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 111 (SAB 111).  SAB 111 amends and replaces SAB Topic 5.M. in the SAB Series entitled “Other Than Temporary Impairment of Certain Investments in Debt and Equity Securities.”  SAB 111 maintains the SEC Staff’s previous views related to equity securities and amends Topic 5.M. to exclude debt securities from its scope.  The Company does not expect the implementation of SAB 111 to have a material impact on its consolidated financial statements.

In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165, “Subsequent Events.”  SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  SFAS 165 is effective for interim and annual periods ending after June 15, 2009.  The Company does not expect the adoption of SFAS 165 to have a material impact on its consolidated financial statements.

Index

Page Sixteen

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 166, “Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140.”  SFAS 166 provides guidance to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. SFAS 166 must be applied as of the beginning of the first annual reporting period that begins after November 15, 2009 and for interim periods within that first annual reporting period.  Earlier application is prohibited.  The Company does not expect the adoption of SFAS 166 to have a material impact on its consolidated financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 167, “Amendments to FASB Interpretation No. 46(R).”  SFAS 167 improves financial reporting by enterprises involved with variable interest entities.  SFAS 167 will be effective as of the beginning of the first annual reporting period that begins after November 15, 2009 and for interim periods within that first annual reporting period.  Earlier application is prohibited.  The Company does not expect the adoption of SFAS 167 to have a material impact on its consolidated financial statements.

 In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162.”  SFAS 168 establishes the FASB Accounting Standards Codification, which will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities.  Rules and interpretive releases of the Securities and Exchange Commission under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  On the effective date, the Codification will supersede all then-existing non-SEC accounting and reporting standards.  All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative.  SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company does not expect the adoption of SFAS 168 to have a material impact on its consolidated financial statements.

In June 2009, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 112 (SAB 112). SAB 112 revises or rescinds portions of the interpretative guidance included in the codification of SABs in order to make the interpretive guidance consistent with current U.S. GAAP.  The Company does not expect the adoption of SAB 112 to have a material impact on its consolidated financial statements.

Overview of First Six Months Results

Net income for the first six months of 2009, as compared to the same period in 2008, decreased by 34%.

Total assets increased 5.25% from December 31, 2008 to June 30, 2009 with loan balances increasing 1.92% from December 31, 2008. Although average balances of earning assets for the first six months of 2009 were 1.63% higher than for the same period in 2008, average balances of interest bearing liabilities increased 1.89% for the same comparative time period, which contributed largely to the 5.10% decrease in net interest income.

In response to concerns over the economy and the resulting increase in net loan charge-offs,  the Company’s provision for loan losses was $423,000 more in the first half of 2009 as compared to the same period in 2008.

Non-interest income was $l90,000 less in the first half of 2009 as compared to 2008. During the first half of 2008, the company recorded $109,000 in gains related to securities which were called prior to their scheduled maturities compared to a loss of $13,000 during the same period in 2009.

Non-interest expense increased $315,000 in the first half of 2009 as compared to the same period in 2008 primarily due to increases in FDIC premiums applicable to all banks of $295,000.

Index

Page Seventeen

Performance Measures

The following table compares selected commonly used measures of bank performance for the six month periods ended June 30, 2009 and 2008:

	Six months ended June 30,
	2009	2008
Annualized return on average assets	.83%	1.30%
Annualized return on average equity	8.08%	12.09%
Net interest margin (1)	4.56%	4.88%
Efficiency Ratio (2)	64.07%	56.85%
Earnings per share (3)	$1.21	$1.72

(1) On a fully taxable equivalent basis and including loan origination fees.
(2) Non-interest expenses for the period indicated divided by the sum of net interest income and non-interest income for the period indicated.
(3) Per weighted average shares of common stock outstanding for the period indicated. Earnings per share for the six month period ended June 30, 2009 reflect the impact of the share repurchase of 100,001 shares during the second and third quarters of 2008.

Impact of Non-Recurring Items

Non recurring items had an impact on the income for the first half of 2009 as compared to the first half of 2008. During the first half of 2008, the Company recorded significant non-recurring gains of $134,000 compared to the first half of 2009 in which net non-recurring gains totaled $13,000. A summary of the impact to income of these non recurring items is found in the table below (in thousands of dollars):

	2009	2008	Change
Net gains (losses) on securities	$(13)	$109	$(122)
Net gains on other real estate owned and other foreclosed assets	26	25	1
Total	13	134	$(121)
Income tax effect of non recurring items	5	50	(45)
Impact of non recurring items on net income	$8	$84	$(76)

Securities Portfolio

The Company's securities portfolio serves several purposes.  Portions of the portfolio are used to secure certain public and trust deposits.  The remaining portfolio is held as investments or used to assist the Company in liquidity and asset liability management.  Total securities, including restricted securities, represented 5.87% of total assets and 57.96% of total shareholders’ equity at June 30, 2009.

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

The Company identifies at the time of acquisition those securities that are available for sale. These securities are valued at their market value with any difference in market value and amortized cost shown as an adjustment in stockholders' equity.  Changes in market values of securities which are considered temporary changes due to changes in the market rate of interest are reflected as changes in other comprehensive income, net of the deferred tax effect.  Any changes in market values of securities deemed by management

Index

Page Eighteen

to be attributable to reasons other than changes in market rates of interest would be recorded through results of operations   It is management’s determination that all securities held at June 30, 2009 which have fair values less than the amortized cost, have these gross unrealized losses related to increases in the current interest rates for similar issues of securities, and that no material impairment for any securities in the portfolio exists because of downgrades of the securities or as a result of a change in the financial condition of any of the issuers. A summary of the length of time of unrealized losses for all securities held at June 30, 2009 can be found in Footnote Five to the financial statements. Management reviews all securities with unrealized losses, and all securities in the portfolio on a regular basis to determine whether the potential for other than temporary impairment exists.

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

Credit Quality and Allowance for Loan Losses

Non-performing loans increased 35.39% from December 31, 2008 to June 30, 2009 primarily as a result of an increase in restructured loans.  Borrowers of restructured credits are performing in accordance with the revised terms of their contracts.  In addition, based on Management’s analysis, these loans are well secured and no losses are anticipated; therefore, no additional allowance was provided for these restructured credits.    Non-performing loans represented as a percentage of total loans increased to 2.25% during the first half of 2009 primarily due to the restructured credits mentioned above.  The allowance for loan losses as a percentage of total loans remained consistent with the December 31, 2008 level of 1.13%.  As noted in Note Three to the unaudited consolidated financial statements, the carrying value of impaired loans declined slightly from $3.6 million at December 31, 2008 to $3.4 million at June 30, 2009.

Each of the Company’s banking subsidiaries determines the adequacy of its allowance for loan losses independently using the same allowance for loan loss methodology.  The allowance is calculated quarterly and adjusted prior to the issuance of the quarterly financial statements.  All loan losses charged to the allowance are approved by the boards of directors of each bank at their regular meetings.  The allowance is reviewed for adequacy after considering historical loss rates, current economic conditions (both locally and nationally) and any known credit problems that have not been considered elsewhere in the calculation.  Although the loan portfolios of the two banks are similar to each other, some differences exist which result in divergent risk patterns and different historical charge-off rates amongst the functional areas of the banks’ loan portfolios.  Each bank pays particular attention to the individual loan performance, collateral values, borrower financial condition and economic conditions.  A committee, with representatives from both subsidiary banks, meets to discuss the overall economic conditions that impact both subsidiary banks in the same fashion.

The determination of an adequate allowance at each bank is done in a three step process.  The first step is to identify impaired loans.  Impaired loans are problem loans above a certain threshold which have estimated losses calculated based on collateral values and projected cash flows.  Impaired loans and their resulting valuation allowance are disclosed in Note Three to the Company’s unaudited consolidated financial statements.  The second step is to identify loans above a certain threshold which are problem loans due to the borrower’s payment history or deteriorating financial condition.  Losses in this category are determined based on historical loss rates adjusted for current economic conditions.  The final step is to calculate a loss for the remainder of the portfolio using historical loss information for each type of loan classification.  The determination of specific allowances and weighting is subjective and actual losses may be greater or less than the current amount of the allowance.  However, Management believes the current level of the allowance for loan losses represents a fair assessment of the losses inherent in the loan portfolio.

Index

Page Nineteen

The following table illustrates certain ratios related to quality of the Company’s loan portfolio:

	June 30, 2009	December 31, 2008
Allowance for loan losses as a percentage of gross loans	1.13%	1.13%
Non performing loans as a percentage of gross loans	2.25%	1.70%
Ratio of allowance for loan losses to non-performing loans	.50	.66

Non-performing loans include non-accrual loans, loans 90 days or more past due and still accruing interest and restructured loans.  Non-accrual loans are loans on which interest accruals have been suspended.  Loans are typically placed on non-accrual status once they have reached certain delinquency status, depending on loan type, and it is no longer reasonable to expect collection of principal and interest because collateral is insufficient to cover both the principal and interest due.  After loans are placed on non-accrual status, they are returned to accrual status if the obligation is brought current by the borrower, or they are charged off if payment is not made.  Restructured loans are loans on which the original interest rate or repayment terms have been changed due to financial hardship of the borrower.  The following table summarizes the Company’s non-performing loans at June 30, 2009 and December 31, 2008 (in thousands of dollars):

	June 30,	December 31,
	2009	2008
Non-accrual loans	$2,827	$1,346
Loans past due 90 days and still accruing interest	2,702	3,472
Restructured loans	1,943	705
Total non-performing loans	$7,472	$5,523

The following table summarizes the Company’s net charge-offs by loan type for the six month periods ended June 30, 2009 and 2008 (in thousands of dollars):

	2009	2008
Charge-offs
Commercial	$(226)	$(35)
Mortgage and construction	(246)	(83)
Consumer	(411)	(256)
Total Charge-offs	(883)	(374)

Recoveries
Commercial	1	13
Mortgage	25	2
Consumer	105	66
Total Recoveries	131	81

Total Net Charge-offs	$(752)	$(293)

Management believes that the allowance is to be taken as a whole, and the allocation between loan types is an estimation of potential losses within each type given information known at the time.  The following table shows the allocation for loans in the loan portfolio and the corresponding amounts of the allowance allocated by loan type as of June 30, 2009 and December 31, 2008 (in thousands of dollars):

	June 30, 2009		December 31, 2008
		Percent of		Percent of
	Amount	Loans	Amount	Loans
Loan Type
Commercial	$1,473	30%	$1,349	30%
Mortgage and construction	1,104	57%	994	57%
Consumer	1,068	13%	1,285	13%
Unallocated	91		39
Totals	$3,736		$3,667

Index

Page Twenty

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

Net Interest Income

The Company’s net interest income, on a fully taxable equivalent basis, decreased 4.98% from the first six months of 2008 as compared to the same period in 2009 as average balances of earning assets increased 1.63% as compared to a 1.89% increase in the average balances of interest bearing liabilities.

Decreases during recent years in the target rate for federal funds sold has caused overall rates on both interest bearing liabilities and earning assets to decrease. Although these decreases didn’t all occur in the first half of 2009, the effects are still being seen in the Company’s net interest income as variable loans reprice and older balances of other earning assets and interest bearing liabilities mature and are replaced with new assets and liabilities at lower rates. In addition, increased competition for loans has impacted loan yields as the average rate earned on loans in the first half of 2009 fell 99 basis points as compared to the same period in 2008. Although rates paid on interest bearing liabilities decreased also, the decrease was not as large as experienced with loans.

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

Changes for the second quarter 2009 compared to the second quarter 2008 are similar to those described above for the six month periods.

Index

Page Twenty-One

The table below illustrates the effects on net interest income, on a fully taxable equivalent basis, and for the first six months of each year, of changes in average volumes of interest bearing liabilities and earning assets from 2008 to 2009 and changes in average rates on interest bearing liabilities and earning assets from 2008 to 2009 (in thousands of dollars):

EFFECT OF RATE-VOLUME CHANGES ON NET INTEREST INCOME

Increase (Decrease) Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008

	Due to change in:
	Average Volume	Average Rate	Total Change
Interest Income
Loans	$632	$(1,543)	$(911)
Federal funds sold	(10)	(204)	(214)
Interest bearing deposits	(20)	(5)	(25)
Taxable investment securities	(37)	(75)	(112)
Nontaxable investment securities	21	3	24
Total Interest Income	586	(1,824)	(1,238)

Interest Expense
Demand deposits	(2)	(29)	(31)
Savings deposits	(4)	(148)	(152)
Time deposits	106	(764)	(658)
Long term borrowings	58	(24)	34
Total Interest Expense	158	(965)	(807)

Net Interest Income	$428	$(859)	$(431)

Index

Page Twenty-Two

The table below sets forth an analysis of net interest income for the six month periods ended June 30, 2009 and 2008 (Average balances and interest/expense shown in thousands of dollars):

	2009			2008
	Average	Income/		Average	Income/
	Balance	Expense	Rate	Balance	Expense	Rate
Interest Income
Loans1,2	$329,571	$11,701	7.10%	$311,756	$12,612	8.09%
Federal funds sold	8,456	9	.21%	17,603	223	2.53%
Interest bearing deposits	509	6	2.40%	2,240	31	2.77%
Taxable investment securities	18,416	372	4.04%	20,236	484	4.78%
Nontaxable investment securities3	3,645	115	6.31%	2,990	91	6.09%
Total Earning Assets	360,597	12,203	6.77%	354,825	13,441	7.58%

Cash and cash equivalents	6,979			7,349
Allowance for loan losses	(3,704)			(3,595)
Insurance contracts	6,538			6,352
Non-earning assets	21,876			16,285
Total Assets	$392,286			$381,216

Interest Expense
Interest bearing demand deposits	$22,447	$24	.21%	$24,116	$55	.46%
Savings and money markets	48,506	99	.41%	50,571	251	.99%
Time deposits	204,835	3,587	3.50%	198,787	4,245	4.27%
Borrowings	14,236	269	3.78%	11,183	235	4.20%
Total Interest Bearing Liabilities	290,024	3,979	2.74%	284,657	4,786	3.36%

Demand deposits	49,451			50,114
Other liabilities	12,650			5,545
Stockholders’ equity	40,161			40,900
Total liabilities and stockholders’ equity	$392,286			$381,216

Net Interest Income		$8,224			$8,655

Net Yield on Earning Assets3			4.56%			4.88%

1Balances of loans include loans in non accrual status
2Interest income on loans includes fees
3Yields are on a fully taxable equivalent basis

Index

Page Twenty-Three

The table below sets forth an analysis of net interest income for the three month periods ended June 30, 2009 and 2008 (Average balances and interest/expense shown in thousands of dollars):

	2009			2008
	Average	Income/		Average	Income/
	Balance	Expense	Rate	Balance	Expense	Rate
Interest Income
Loans1,2	$329,930	$5,811	7.05%	$312,877	$6,222	7.95%
Federal funds sold	8,697	4	.19%	15,097	75	1.99%
Interest bearing deposits	471	3	2.99%	2,174	14	2.58%
Taxable investment securities	19,730	180	3.65%	19,950	230	4.61%
Nontaxable investment securities3	4,044	60	5.91%	2,971	47	6.33%
Total Earning Assets	362,872	6,058	6.68%	353,069	6,588	7.46%

Cash and cash equivalents	7,220			7,187
Allowance for loan losses	(3,722)			(3,611)
Insurance contracts	6,554			6,382
Non-earning assets	25,049			16,571
Total Assets	$397,973			$379,598

Interest Expense
Interest bearing demand deposits	$22,430	$11	.20%	$24,294	$20	.33%
Savings and money markets	49,071	45	.36%	51,266	105	.82%
Time deposits	207,162	1,816	3.51%	196,249	1,978	4.03%
Long term borrowings	11,172	132	4.72%	10,615	101	3.81%
Total Interest Bearing Liabilities	289,835	2,004	2.77%	282,424	2,204	3.12%

Demand deposits	49,831			50,225
Other liabilities	17,724			5,965
Stockholders’ equity	40,583			40,984
Total liabilities and stockholders’ equity	$397,973			$379,598

Net Interest Income		$4,054			$4,384

Net Yield on Earning Assets3			4.47%			4.97%

1Balances of loans include loans in non accrual status
2Interest income on loans includes fees
3Yields are on a fully taxable equivalent basis

Non-interest Income

Non interest income decreased $190,000, or 14.21%, during the first half of 2009 compared to the same period in 2008.  The year over year change in non-interest income was significantly impacted by non-recurring items.  Further discussion relating to non-recurring items can be found earlier on page seventeen.

Service charges on deposit accounts decreased 1.59%. The largest portion of these charges is non-sufficient funds fees on non-interest bearing transaction accounts. In prior periods, these charges had increased as the subsidiary banks implemented programs commonly referred to as “courtesy overdraft” programs. In the periods after implementation, both subsidiary banks experienced increases in non-sufficient funds fees. Both subsidiaries have now had these courtesy overdraft programs in place in excess of twelve months and the volumes of fees from these programs appear to have stabilized.

During the periods 2004 through the present, the Company’s volume of new installment loans decreased. These loans are the primary market for credit life and accident and health insurance. As a result, earnings on

Index

Page Twenty-Four

the sales of these insurance policies decreased over this same period as old policies matured but were not replaced by new policies at the same rate of maturity of the older credit related policies. This has contributed to a decline in insurance earnings.

The quarter-to-quarter comparisons are primarily due to the same items as described above.

Non-interest Expense

Non-interest expense increased 5.56% for the first half of 2009 as compared to 2008.

Changes in salary and benefits expense

The following table compares the components of salary and benefits expense for the six month periods ended June 30, 2009 and 2008 (in thousands of dollars):

Salary and Benefits Expense
	2009	2008	Increase (Decrease)
Employee salaries	$2,154	$2,093	$61
Employee benefit insurance	464	428	36
Payroll taxes	192	183	9
Post retirement plans	447	437	10
Total	$3,257	$3,141	$116

The table below illustrates the change in salary expense for the first six months of 2009 as compared to the same period in 2008 occurring because of increases in average pay per employee and increases in the average number of full time employees (in thousands of dollars):

Amount
Changes due to increase in average salary per full time equivalent employee	$157
Changes due to increase in the average full time equivalent employees for the periods	(96)
Total increase in salary expense	$61

The quarter to quarter comparison is comparable to the changes described above with a .95% increase in salary and benefits expense for second quarter 2009 compared to second quarter 2008.

Changes in data processing expense

Data processing expense decreased 18.51%. During the later parts of 2008 and early into 2009, the Company completed a process for selection of a new service to complete its core data processing activities. Conversion to a new service is expected to occur in the third and fourth quarters of 2009. After this conversion, the costs associated with this system are expected to be approximately equivalent to the recent costs of the current system. However, during negotiations, the vendor of the new system provided incentives related to credits for the Company’s current contractual arrangements. This contributed significantly to the decline in data processing costs. Although recurring costs post-conversion are expected to be approximately equivalent to recent data processing costs, allowing for customer increases due to operational growth, the Company may experience certain other additional costs in the remaining quarters of 2009 relating to this implementation.

Quarter-to-quarter comparisons are similar to the change described above for the first six months of 2009 compared to the first six months of 2008.  Data processing expense decreased 18.27% in the second quarter 2009 compared to the second quarter 2008.

Index

Page Twenty-Five

Changes in occupancy and equipment expense

The following table illustrates the components of occupancy and equipment expense for the six month periods ended June 30, 2009 and 2008 (in thousands of dollars):

	2009	2008	Increase (Decrease)
Depreciation of buildings and equipment	$321	$340	$(19)
Maintenance expense on buildings and equipment	199	212	(13)
Utilities expense	68	45	23
Real estate and personal property tax	44	39	5
Other expense related to occupancy and equipment	40	43	(3)
Total occupancy and equipment expense	$672	$679	$(7)

On a quarter-to-quarter basis, equipment and occupancy expense increased by 4.26% primarily due to an increase in utilities and real estate and personal property tax expense as see in the year-to-date numbers shown above.

Changes in miscellaneous non-interest expense

As discussed in Part I, Item 1 of the Company’s Annual Report on Form 10-K for the period ended December 31, 2008, under the heading Regulation and Supervision, the Company’s FDIC assessments increased by $295,000 for the first six months of 2009 due to a special assessment and an overall increase in premiums.  Most other components of other non-interest expense remained fairly consistent for 2009 as compared to 2008. The typical increases in costs associated with inflation and the increasing size of the organization were offset by decreases in state franchise tax expense as a result of a reduction in the effective rate of this tax and also decreases in advertising and marketing expense and a slight decline in legal and professional fees. Additional increases during the remainder of 2009 could further increase non interest expenses.

The table below illustrates components of other non interest expense for the six month periods ended June 30, 2009 and 2008 (in thousands of dollars). All significant individual components of other non interest expense are itemized.

	2009	2008	Increase (Decrease)
Office supplies and postage & freight expense	$248	$254	$(6)
FDIC Premiums	313	18	295
ATM expense	107	98	9
Amortization of intangible assets	97	99	(2)
Advertising and marketing expense	77	80	(3)
Miscellaneous components of other non interest expense	453	413	40
Total	$1,295	$962	$333

On a quarter-to-quarter basis, miscellaneous non-interest expense increased 49.91% primarily due to the increased FDIC premiums as noted above.

Borrowed Funds

The Company borrows funds from the Federal Home Loan Bank (“FHLB”) to reduce market rate risks or to provide operating liquidity.  Management typically will initiate these borrowings in response to a specific need for managing market risks or for a specific liquidity need and will attempt to match features of these borrowings to best suit the specific need. Therefore, the borrowings on the Company’s balance sheet as of June 30, 2009 and throughout the six month periods ended June 30, 2008 and 2009 have varying features of amortization or single payment with periodic, regular interest payment and also have interest rates which vary based on the terms and on the features of the specific borrowing.

Index

Page Twenty-Six

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

The parent Company’s operating funds, funds with which to pay shareholder dividends and funds for the exploration of new business ventures have been supplied primarily through dividends paid by the Company’s subsidiary banks Capon Valley Bank (CVB) and The Grant County Bank (GCB).  The various regulatory authorities impose restrictions on dividends paid by a state bank.  A state bank cannot pay dividends without the consent of the relevant banking authorities in excess of the total net profits of the current year and the combined retained profits of the previous two years.  As of July 1, 2009, the subsidiary banks could pay dividends to Highlands Bankshares, Inc. of approximately $3,944,000 without permission of the regulatory authorities.

Capital

The Company seeks to maintain a strong capital base to expand facilities, promote public confidence, support current operations and grow at a manageable level.  As of June 30, 2009, the Company was above the regulatory minimum levels of capital. The table below summarizes the capital ratios for the Company and its subsidiary banks as of June 30, 2009 and December 31, 2008:

	June 30, 2009		December 31, 2008
	Actual	Regulatory	Actual	Regulatory
	Ratio	Minimum	Ratio	Minimum
Total Risk Based Capital Ratio
Highlands Bankshares	14.17%	8.00%	14.20%	8.00%
Capon Valley Bank	12.96%	8.00%	12.77%	8.00%
The Grant County Bank	13.71%	8.00%	13.99%	8.00%

Tier 1 Leverage Ratio
Highlands Bankshares	9.82%	4.00%	10.18%	4.00%
Capon Valley Bank	8.67%	4.00%	9.11%	4.00%
The Grant County Bank	9.75%	4.00%	10.00%	4.00%

Tier 1 Risk Based Capital Ratio
Highlands Bankshares	12.93%	4.00%	12.98%	4.00%
Capon Valley Bank	11.70%	4.00%	11.52%	4.00%
The Grant County Bank	12.54%	4.00%	12.79%	4.00%

Effects of Inflation

Inflation primarily affects industries having high levels of property, plant and equipment or inventories. Although the Company is not significantly affected in these areas, inflation does have an impact on the growth of assets.  As assets grow rapidly, it becomes necessary to increase equity capital at proportionate levels to maintain the appropriate equity to asset ratios.  Traditionally, the Company's earnings and high capital retention levels have enabled the Company to meet these needs. The Company's reported earnings results have been minimally affected by inflation.  The different types of income and expense are affected

Index

Page Twenty-Seven

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

Item 4. Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Interim Principal Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2009. Based on this evaluation, the Company’s Chief Executive Officer and Interim Principal Financial Officer concluded that the Company’s disclosure controls and procedures are effective as of June 30, 2009. The company has established procedures undertaken during the normal course of business in an effort to reasonably ensure that fraudulent activity of either an amount material to these results or in any amount is not occurring.

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

Page Twenty-Eight

Item 4.       Submission of Matters to a Vote of Security Holders

On May 12, 2009 the Company held its annual meeting of stockholders. The following items were approved by the shareholders by the required majority or plurality.

1)	Election of the Board of Directors as proposed in the Proxy material, without any additions or exceptions

	Votes For	Withhold Authority
Gerald W. Smith	919,768	11,037
L. Keith Wolfe	920,786	10,019
C.E. Porter	905,477	25,328

2)	Ratification of Smith Elliott Kearns & Company, LLC as Independent Registered Public Accountant for 2009.

Votes For	Votes Against	Abstentions
926,649	25	4,131

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

/s/ Alan Brill
Alan Brill
Interim Principal Financial Officer
August 14, 2009