Form 10-Q
period 2009-09-30
HIGHLANDS BANKSHARES INC /WV/
filed 2009-11-13
CIK 756862

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this Chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [   ]  No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filed, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer [ ]		Smaller reporting company [X]
Accelerated Filer [ ]	(Do not check if a smaller reporting company)	Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   [  ] Yes[X] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date. As of November 12, 2009:  1,336,873 shares of Common Stock, $5 Par Value

Index

Page One

PART I.
Item 1.	Financial Statements

HIGHLANDS BANKSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands of Dollars, Except Per Share Data)

	Nine Months Ended September 30
	2009	2008
	(unaudited)	(unaudited)
Interest Income
Interest and fees on loans	$17,513	$18,774
Interest on federal funds sold	15	231
Interest on deposits in other banks	11	38
Interest and dividends on securities	661	835
Total Interest Income	18,200	19,878

Interest Expense
Interest on deposits	5,566	6,467
Interest on federal funds purchased	0	10
Interest on borrowed money	397	363
Total Interest Expense	5,963	6,840

Net Interest Income	12,237	13,038

Provision for Loan Losses	1,175	636

Net Interest Income After Provision for Loan Losses	11,062	12,402

Non-interest Income
Service charges	1,261	1,286
Investment in insurance contracts	167	208
Gains (losses) on securities	(13)	109
Gains on sale of fixed assets	1	30
Other non-interest income	411	391
Total Non-interest Income	1,827	2,024

Non-interest Expense
Salaries and employee benefits	4,998	4,740
Equipment and occupancy expense	1,023	1,020
Data processing expense	502	616
Directors fees	310	274
Legal and professional fees	432	413
Other non-interest expense	1,954	1,508
Total Non-interest Expense	9,219	8,571

Income Before Provision For Income Taxes	3,670	5,855

Provision for Income Taxes	1,312	2,096

Net Income	$2,358	$3,759

Per Share Data
Net Income	$1.76	$2.69
Cash Dividends	$.87	$.81
Weighted Average Common Shares Outstanding	1,336,873	1,398,773
The accompanying notes are an integral part of these statements.

Index

Page Two

HIGHLANDS BANKSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands of Dollars, Except Per Share Data)

	Three Months Ended September 30
	2009	2008
	(unaudited)	(unaudited)
Interest Income
Interest and fees on loans	$5,812	$6,162
Interest on federal funds sold	6	8
Interest on deposits in other banks	5	7
Interest and dividends on securities	217	294
Total Interest Income	6,040	6,471

Interest Expense
Interest on deposits	1,856	1,916
Interest on federal funds purchased	0	10
Interest on borrowed money	128	128
Total Interest Expense	1,984	2,054

Net Interest Income	4,056	4,417

Provision for Loan Losses	354	238

Net Interest Income After Provision for Loan Losses	3,702	4,179

Non-interest Income
Service charges	455	467
Income on insurance contracts	56	89
Gains (losses) on securities	0	0
Gains on sale of fixed assets	0	7
Other non-interest income	169	124
Total Non-interest Income	680	687

Non-interest Expense
Salaries and employee benefits	1,741	1,599
Equipment and occupancy expense	351	341
Data processing expense	163	200
Directors fees	125	76
Legal and professional fees	204	148
Other non-interest expense	659	546
Total Non-interest Expense	3,243	2,910

Income Before Provision For Income Taxes	1,139	1,956

Provision for Income Taxes	404	656

Net Income	$735	$1,300

Per Share Data
Net Income	$.55	$.97
Cash Dividends	$.29	$.27
Weighted Average Common Shares Outstanding	1,336,873	1,337,311

The accompanying notes are an integral part of these statements.

Index

Page Three HIGHLANDS BANKSHARES, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands of dollars)

	September 30, 2009	December 31, 2008
	(unaudited)	(audited)
ASSETS
Cash and due from banks	$6,549	$7,589
Interest bearing deposits in banks	1,091	502
Federal funds sold	12,115	160
Investment securities available for sale	26,807	21,692
Restricted investments	2,185	2,177
Loans	334,491	325,754
Allowance for loan losses	(3,902)	(3,667)
Bank premises and equipment, net of depreciation	9,169	8,031
Interest receivable	1,829	2,164
Investment in life insurance contracts	6,683	6,499
Goodwill	1,534	1,534
Other intangible assets	1,069	1,215
Other assets	5,324	4,645
Total Assets	$404,944	$378,295

LIABILITIES
Deposits
Non-interest bearing deposits	$50,825	$49,604
Interest bearing transaction and savings accounts	72,765	68,610
Time deposits over $100,000	73,229	64,779
All other time deposits	149,799	133,294
Total Deposits	346,618	316,287

Overnight and other short term debt instruments	0	4,800
Long term debt instruments	10,981	11,317
Accrued expenses and other liabilities	6,654	6,492
Total Liabilities	364,253	338,896

STOCKHOLDERS’ EQUITY
Common Stock, $5 par value, 3,000,000 shares authorized, 1,436,874 shares issued	7,184	7,184
Surplus	1,662	1,662
Treasury stock (100,001 shares, at cost)	(3,372)	(3,372)
Retained earnings	36,353	35,157
Other accumulated comprehensive loss	(1,136)	(1,232)
Total Stockholders’ Equity	40,691	39,399

Total Liabilities and Stockholders’ Equity	$404,944	$378,295

The accompanying notes are an integral part of these statements

Index

Page Four

HIGHLANDS BANKSHARES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In Thousands of Dollars)

	Common Stock	Surplus	Treasury Stock	Retained Earnings	Other Comprehensive Income (Loss)	Total
Balances at December 31, 2007	$7,184	$1,662	$0	$32,032	$(285)	$40,593
Cumulative effect adjustment to retained earnings for change in accounting principle				(348)		(348)

Other Comprehensive Income:
Net Income				3,759		3,759
Change in other comprehensive income					(54)	(54)
Total Comprehensive Income						3,357

Treasury Stock repurchased			(3,372)			(3,372)
Dividends Paid				(1,135)		(1,135)

Balances September 30, 2008	$7,184	$1,662	$(3,372)	$34,308	$(339)	$39,443

	Common Stock	Surplus	Treasury Stock	Retained Earnings	Other Comprehensive Income (Loss)	Total
Balances at December 31, 2008	$7,184	$1,662	$(3,372)	$35,157	$(1,232)	$39,399

Other Comprehensive Income:
Net Income				2,358		2,358
Change in other comprehensive income					96	96
Total Comprehensive Income						2,454

Dividends Paid				(1,162)		(1,162)

Balances September 30, 2009	$7,184	$1,662	$(3,372)	$36,353	$(1,136)	$40,691

The accompanying notes are an integral part of these statements

Index

Page Five

HIGHLANDS BANKSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands of Dollars)

	Nine Months Ended September 30,
	2009	2008
	(unaudited)	(unaudited)
Cash Flows From Operating Activities
Net Income	$2,358	$3,759
Adjustments to reconcile net income to net
cash provided by operating activities
Loss (gain) on investment securities	13	(109)
(Gain) on sale of fixed asset	(1)	(32)
Other Loss	0	22
Gain on sale of OREO	(36)	(0)
Depreciation	488	512
Change in insurance contracts	(184)	(209)
Net amortization of securities	61	3
Provision for loan losses	1,175	636
Deferred income tax benefit	0	(14)
Writedown on OREO property	40	0
Amortization of intangibles	146	133
Net purchase of intangibles	0	175
Decrease in interest receivable	335	124
(Increase) decrease in other assets	31	(685)
Increase in accrued expenses and other liabilities	163	189
Net Cash Provided by Operating Activities	4,589	4,504

Cash Flows From Investing Activities
(Increase) decrease in federal funds sold	(11,955)	13,418
Settlement on insurance contract	0	82
Proceeds from maturities of securities available for sale	5,777	15,282
Purchase of securities available for sale	(10,813)	(12,537)
(Increase) in restricted investments	(8)	(375)
Proceeds from sale of fixed assets and OREO	669	0
(Increase) decrease in interest bearing deposits in banks	(589)	1,361
Purchase of property and equipment	(1,626)	(461)
Net increase in Loans	(11,117)	(5,678)
Net Cash (Used in) Provided by Investing Activities	(29,662)	11,092

Cash Flows From Financing Activities
Net change in deposits	30,331	(12,656)
Federal funds purchased	0	775
Net change in short term borrowings	(4,800)	0
Additional long term debt	0	1,500
Repayment of long term borrowings	(336)	(1,869)
Purchase of treasury stock	0	(3,372)
Dividends paid in cash	(1,162)	(1,135)
Net Cash Provided by (Used in) Financing Activities	24,033	(16,757)

Net (decrease) in Cash and Cash Equivalents	(1,040)	(1,161)

Cash and Cash Equivalents, Beginning of Period	7,589	7,935

Cash and Cash Equivalents, End of Period	$6,549	$6,774

Index

Page Six Supplemental Disclosures	2009 (unaudited)	2008 (unaudited)
Cash paid for income taxes	$1,111	$1,997
Cash paid for interest	$5,793	$6,746
The accompanying notes are an integral part of these statements.

Index

Page Seven

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE ONE	ACCOUNTING PRINCIPLES

The consolidated financial statements conform to U. S. generally accepted accounting principles and to general industry practices.  In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting solely of normal recurring adjustments, necessary to present fairly the financial position as of September 30, 2009 and the results of operations for the three and nine month periods ended September 30, 2009 and 2008.

The results of operations for the three and nine month periods ended September 30, 2009 and 2008 are not necessarily indicative of the results to be expected for the full year.

The notes included herein should be read in conjunction with the notes to financial statements included in the Company’s 2008 annual report on Form 10-K.

Certain reclassifications have been made to prior period balances to conform to the current years’ presentation format.

NOTE TWO LOANS

A summary of loans outstanding as of September 30, 2009 and December 31, 2008 is shown in the table below (in thousands of dollars):

	September 30,	December 31,
	2009	2008
Loan Type
Commercial	$95,093	$97,709
Real Estate construction	28,982	27,210
Real Estate mortgage	168,815	156,877
Consumer installment	41,601	43,958
Total Loans	$334,491	$325,754

In addition to loans to fund construction and traditional mortgage loans, portions of the portfolio identified as commercial are also secured by real estate.  At September 30, 2009, the total balance of loans in the portfolio secured by real estate was $276,150,000.

NOTE THREE	ALLOWANCE FOR LOAN LOSSES

A summary of the transactions in the allowance for loan losses for the nine month periods ended September 30, 2009 and 2008 is shown below (in thousands of dollars):

	2009	2008
Balance, beginning of period	$3,667	$3,577
Provisions charged to operations	1,175	636
Loan recoveries	234	102
Loan charge-offs	(1,174)	(664)
Balance, end of period	$3,902	$3,651

The following summary provides information regarding impaired loans as of September 30, 2009 and December 31, 2008 (in thousands of dollars):

	2009	2008
Period end balance, impaired loans	$2,782	$3,841
Allowance for impairments, period end	527	272

Index

Page Eight

NOTE FOUR	INVESTMENT IN INSURANCE CONTRACTS

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

The amortized cost and market value of securities as of September 30, 2009 and December 31, 2008 is shown in the table below (in thousands of dollars). All of the securities on the Company’s balance sheet are classified as available for sale.

	September 30, 2009		December 31, 2008
	Amortized	Market	Amortized	Market
	Cost	Value	Cost	Value
Available For Sale Securities
U.S. Treasuries and Agencies	$11,987	$12,149	$7,504	$7,726
Mortgage backed securities	7,010	7,225	10,211	10,342
Obligations of states and municipalities	4,584	4,698	3,596	3,609
Certificates of deposit in other banks Marketable equities	2,705 15	2,711 24	0 28	0 15
Total Available For Sale Securities	$26,301	$26,807	$21,339	$21,692

Information pertaining to securities with gross unrealized losses at September 30, 2009 and December 31, 2008, aggregated by investment category and length of time that individual securities have been in a continuous loss position is shown in the table below (in thousands of dollars):

	Total		Less than 12 Months		12 Months or Greater
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
September 30, 2009
Investment Category
Mortgage backed securities	138	(1)	138	(1)	0	(0)
U.S. Treasuries and Agencies	2,295	(3)	2,295	(3)	0	(0)
Total	$2,433	$(4)	$2,433	$(4)	$0	$(0)

December 31, 2008
Investment Category
Mortgage backed securities	1,225	(17)	1,156	(16)	69	(1)
State and municipals	1,908	(16)	1,708	(15)	200	(1)
Other equity securities	15	(13)	0	0	15	(13)
Total	$3,148	$(46)	$2,864	$(31)	$284	$(15)

Restricted investments consist of investments in the Federal Home Loan Bank, the Federal Reserve Bank and West Virginia Bankers’ Title Insurance Company.  Investments are carried at face value and the level of investment is dictated by the level of participation with each institution.  Amounts are restricted as to

Index

Page Nine

transferability. The Company’s investment in Federal Home Loan Bank (FHLB) stock totaled $2.0 million at September 30, 2009.  FHLB stock is generally viewed as a long term investment and as a restricted investment security, which is carried at cost, because there is no market for the stock other than the FHLBs or member institutions.  Therefore, when evaluating FHLB stock for impairment, its value is based on ultimate recoverability of the par value rather than by recognizing temporary declines in value.  Despite the FHLB’s temporary suspension of cash dividend payments and repurchases of excess capital stock in 2009, the Company does not consider this investment to be other than temporarily impaired at September 30, 2009 and no impairment has been recognized.

NOTE SIX	EARNINGS PER SHARE

During the second and third quarters of 2008, the Company purchased, at varying intervals, 100,001 shares of outstanding common stock. This purchase by the Company of its outstanding shares reduced the number of weighted average shares outstanding for the three and nine month periods ended September 30, 2009 as compared to the three and nine month periods ended September 30, 2008.

NOTE SEVEN	BORROWINGS

The Company has borrowed money from the Federal Home Loan Bank of Pittsburgh (FHLB). This debt consists of both borrowings with terms of maturities of six months or greater and also certain debts with maturities of thirty days or less.

The borrowings with long term maturities may have either single payment maturities or amortize. The interest rates on the various long term borrowings at September 30, 2009 range from 3.94% to 5.96%. The weighted average interest rate on the borrowings at September 30, 2009 was 4.61%.

In addition to utilization of the FHLB for borrowings of long term debt, the Company also can utilize the FHLB for overnight and other short term borrowings. At September 30, 2009, the Company had no overnight or other short term borrowings. At December 31, 2008, the Company had balances of $4,800,000 in overnight and other short term borrowings. All of this short term debt was through the FHLB.

NOTE EIGHT	ADJUSTMENT TO RETAINED EARNINGS FOR CHANGE IN ACCOUNTING PRINCIPLE

In 2006, the FASB issued pronouncements requiring companies that own life insurance policies insuring employees and for which the employees receive a portion of the death benefits of the policies (commonly referred to as “split dollar” policies) and for which these death benefits to the employee continue post retirement record a liability for the present value of the cost of these post retirement death benefits. These pronouncements became effective for Highlands Bankshares on January 1, 2008.

These pronouncements provided an option for affected companies to record the resulting liability as a cumulative effect adjustment to retained earnings at the beginning of the period in which recorded or to record through retrospective application to prior periods. Highlands Bankshares opted to record the liability as a cumulative effect adjustment to prior period retained earnings and as such recorded a liability and corresponding reduction of prior period retained earnings of $348,000. There is no corresponding deferred tax consequence relating to this liability. The recording of the cumulative effect adjustment to prior period retained earnings is reflected in the December 31, 2008 and September 30, 2009 balances of retained earnings and is shown as an adjustment to retained earnings in the Consolidated Statement of Changes in Stockholders’ Equity for the period ended September 30, 2008.

Index

Page Ten

NOTE NINE	INTANGIBLE ASSETS

The Company’s balance sheet contains several components of intangible assets. At September 30, 2009, the total balance of intangible assets was comprised of Goodwill and Core Deposit Intangible Assets acquired as a result of the acquisition of other banks and also an intangible asset related to the purchased naming rights for a performing arts center located within the Company’s primary business area. The Company performs an impairment test on an annual basis.  No impairment has been recorded to date.

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

The Grant County Bank is a member of the West Virginia Bankers' Association Retirement Plan.  Benefits under the plan are based on compensation and years of service with 100% vesting after seven years of service. The bank was required to make contributions in 2006, 2007 and 2008 and made a contribution of $589,000 in the third quarter of 2009. The Bank has recognized liabilities of $1,406,000 at September 30, 2009. The following table provides the components of the net periodic benefit cost for the plan for the nine month periods ended September 30, 2009 and 2008 (in thousands of dollars):

	2009	2008
Service cost	$126	$127
Interest cost	207	201
Expected return on plan assets	(230)	(244)
Amortization of unrecognized prior service costs	0	3
Recognized net actuarial loss	55	40

Net periodic expense	$158	$127

NOTE ELEVEN	FAIR VALUE MEASUREMENTS

ASC 820, Fair Value Measurements and Disclosures (previously SFAS No. 157, Fair Value Measurements), defines fair value, establishes a framework for measuring fair value, establishes a three-level valuation hierarchy for disclosure of fair value measurement and enhances disclosure requirements for fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined as follow:
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

Index

Page Eleven

The Company, at September 30, 2009, had no liabilities subject to fair value reporting requirements. The table below summarizes assets at September 30, 2009 measured at fair value on a recurring basis (in thousands of dollars):

	Level 1	Level 2	Level 3	Total Fair Value Measurements
Securities available for sale	$0	$26,807	$0	$26,807
Total	$0	$26,807	$0	$26,807

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

The table below summarizes assets at September 30, 2009 measured at fair value on a non recurring basis (in thousands of dollars):

	Level 1	Level 2	Level 3	Total Fair Value Measurements
Other real estate owned	$0	$0	$2,167	$2,167
Impaired Loans	0	0	2,255	2,255
Total	$0	$0	$4,422	$4,422

Certain assets such as other real estate owned (OREO) are measured at fair value less cost to sell. Management believes that the fair value component in its valuation follows the provisions of ASC 820. Management estimates the fair value of real estate acquired through foreclosure at an estimated fair value less costs to sell. At or near the time of foreclosure, the subsidiary banks obtain real estate appraisals on the properties acquired through foreclosure. The real estate is then valued at the lesser of the appraised value or the loan balance, including interest receivable, at the time of foreclosure less an estimate of costs to sell the property. The estimate of costs to sell the property is based on historical transactions at the subsidiary banks of similar holdings.

ASC 820 applies to loans measured for impairment using the practical expedients permitted by Generally Accepted Accounting Pronouncements (“GAAP”), including impaired loans measured at an observable market price (if available), or at the fair value of the loan’s collateral (if the loan is collateral dependent). Fair value of the loan’s collateral, when the loan is dependent on collateral, is determined by appraisals or independent valuation which is then adjusted for the cost related to liquidation of the collateral. The impairment of loans is measured by the Company based on the estimated value of underlying collateral of the loan. The value of the collateral is typically based on either an appraisal of the collateral or management’s best estimation of the realizable value of the collateral, less estimated costs to sell.

The information above discusses financial instruments carried on the Company’s balance sheet at fair value. Other financial instruments on the Company’s balance sheet, while not carried at fair value, do have market values which may differ from the carrying value. GAAP requires disclosure relating to these market values. The following information shows the carrying values and estimated fair values of financial instruments and discusses the methods and assumptions used in determining these fair values.

Index

Page Twelve

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

Life Insurance
The carrying amount of life insurance contracts is assumed to be a reasonable fair value. Life insurance contracts are carried on the balance sheet at their redemption value as of September 30, 2009.  This redemption value is based on existing market conditions and therefore represents the fair value of the contract.

Off-Balance-Sheet Items
The carrying amount and estimated fair value of off-balance-sheet items were not material at September 30, 2009 or December 31, 2008.

Index

Page Thirteen

The carrying amount and estimated fair values of financial instruments as of September 30, 2009 and December 31, 2008 are shown in the table below (in thousands of dollars):

	September 30, 2009		December 31, 2008
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets:
Cash and due from banks	$6,549	$6,549	$7,589	$7,589
Interest bearing deposits	1,091	1,091	502	502
Federal funds sold	12,115	12,115	160	160
Securities available for sale	26,807	26,807	21,692	21,692
Restricted investments	2,185	2,185	2,177	2,177
Loans, net	330,589	325,256	322,087	323,788
Interest receivable	1,829	1,829	2,164	2,164
Life insurance contracts	6,683	6,683	6,499	6,499

Financial Liabilities:
Demand and savings deposits	123,590	123,590	118,214	118,214
Time deposits	223,028	222,903	198,073	200,970
Overnight and other short term debt instruments	0	0	4,800	4,800
Long term debt instruments	10,981	11,576	11,317	11,930
Interest payable	1,039	1,039	848	848

NOTE TWELVE SUBSEQUENT EVENTS

The Company has evaluated events and transactions subsequent to September 30, 2009 through November 13, 2009, the date these consolidated financial statements were issued.  Based on the definitions and requirements of U.S. Generally Accepted Accounting Principles, we have not identified any events that have occurred subsequent to September 30, 2009 and through November 13, 2009, that require recognition or disclosure in the consolidated financial statements.

Index

Page Fourteen

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

Index

Page Fifteen

Allowance for Loan Losses

The allowance for loan losses is an estimate of the losses that may be sustained in the loan portfolio. The allowance is based on two basic principles of accounting: (i) ASC 450, Contingencies, which requires that losses be accrued when they are probable of occurring and estimable and (ii) ASC 310, Loans and Debt Securities Acquired with Deteriorated Credit Quality (previously Statement of Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan), which requires that losses be accrued based on the differences between the value of collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance.

The allowance for loan losses includes two basic components: estimated credit losses on individually evaluated loans that are determined to be impaired, and estimated credit losses inherent in the remainder of the loan portfolio. Under GAAP, an individual loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. An individually evaluated loan that is determined not to be impaired is evaluated under ASC 450 when specific characteristics of the loan indicate that it is probable there would be estimated credit losses in a group of loans with those characteristics.

GAAP does not specify how an institution should identify loans that are to be evaluated for collectability, nor does it specify how an institution should determine that a loan is impaired. Each subsidiary of Highlands uses its standard loan review procedures in making those judgments so that allowance estimates are based on a comprehensive analysis of the loan portfolio. For loans that are individually evaluated and found to be impaired, the associated allowance is based upon the estimated fair value, less costs to sell, of any collateral securing the loan as compared to the existing balance of the loan as of the date of analysis.

All other loans, including individually evaluated loans determined not to be impaired, are included in a group of loans that are measured under ASC 450 to provide for estimated credit losses that have been incurred on groups of loans with similar risk characteristics. The methodology for measuring estimated credit losses on groups of loans with similar risk characteristics in accordance with ASC 450 is based on each group’s historical net charge-off rate, adjusted for the effects of the qualitative or environmental factors that are likely to cause estimated credit losses as of the evaluation date to differ from the group’s historical loss experience.

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

Post Retirement Benefits and Life Insurance Investments

The Company has invested in and owns life insurance policies on key officers. The policies are designed so that the company recovers the interest expenses associated with carrying the policies and the officer will, at the time of retirement, receive any earnings in excess of the amounts earned by the Company. The Company recognizes as an asset the net amount that could be realized under the insurance contract as of the balance sheet date. This amount represents the cash surrender value of the policies less applicable surrender charges. The portion of the benefits, which will be received by the executives at the time of their retirement, is considered, when taken collectively, to constitute a retirement plan. Therefore the Company accounts for these policies using guidance found in ASC 715, Compensation –Retirement Benefits.  ASC 715 requires that an employer’s obligation under a deferred compensation agreement be accrued over the expected service life of the employee through their normal retirement date. Assumptions are used in estimating the present value of amounts due officers after their normal retirement date.  These assumptions include the estimated income to be derived from the investments and an estimate of the

Index

Page Sixteen

Company’s cost of funds in these future periods.  In addition, the discount rate used in the present value calculation will change in future years based on market conditions.

Recent Accounting Pronouncements
In December 2007, a new accounting pronouncement was issued related to business combinations (ASC 805 Business Combinations). The pronouncement significantly changed the financial accounting and reporting of business combination transactions.  ASC 805 establishes principles for how an acquirer recognizes and measures the identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  The pronouncement is effective for acquisition dates on or after the beginning of an entity’s first year that begins after December 15, 2008.  The Company does not expect the implementation of the pronouncement to have a material impact on its consolidated financial statements, at this time.

In April 2009, a new accounting pronouncement was issued regarding accounting for assets acquired and liabilities assumed in a business combination that arise from contingencies (ASC 805 Business Combinations).  The pronouncement amends and clarifies prior business combination guidance to address application issues on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination.  The pronouncement is effective for assets and liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The Company does not expect the adoption of this pronouncement to have a material impact on its consolidated financial statements.

In April 2009, a new accounting pronouncement was issued regarding determining fair value when the volume and level of activity for the asset or liability have significantly decreased and identifying transactions that are not orderly (ASC 820 Fair Value Measurements and Disclosures). The pronouncement provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased.  The pronouncement also includes guidance on identifying circumstances that indicate a transaction is not orderly.  The pronouncement is effective for interim and annual periods ending after June 15, 2009, and shall be applied prospectively.  Earlier adoption is permitted for periods ending after March 15, 2009.  The Company does not expect the adoption of the pronouncement to have a material impact on its consolidated financial statements.

In April 2009, a new accounting pronouncement regarding interim disclosures about fair value of financial instruments (ASC 825 Financial Instruments and ASC 270 Interim Reporting) was issued.  The announcement amends prior guidance to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements.  In addition, the pronouncement also amends guidance regarding interim financial reporting to require those disclosures in summarized financial information at interim reporting periods.  The pronouncement is effective for interim periods ending after June 15, 2009, with earlier adoption permitted for periods ending after March 15, 2009.  The Company does not expect the adoption to have a material impact on its consolidated financial statements.

In April 2009, a new accounting pronouncement was issued regarding recognition and presentation of other-than-temporary impairments” (ASC 320 Investments – Debt and Equity Securities).  The pronouncement amends other-than-temporary impairment guidance for debt securities to make guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities.  The pronouncement does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities.  The pronouncement is effective for interim and annual periods ending after June 15, 2009, with earlier adoption permitted for periods ending after

Index

Page Seventeen

March 15, 2009.  The Company does not expect the adoption to have a material impact on its consolidated financial statements.

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

In May 2009, a new accounting pronouncement was issued dealing with subsequent events (ASC 855 Subsequent Events).  The pronouncement establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The pronouncement is effective for interim and annual periods ending after June 15, 2009. The Company does not expect the adoption to have a material impact on its consolidated financial statements.

In June 2009, a new accounting pronouncement was issued regarding accounting for transfers of financial assets (ASC 860 Transfers and Servicing).  The pronouncement provides guidance to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. The pronouncement is effective for interim and annual periods beginning after November 15, 2009.  The Company does not expect the adoption to have a material impact on its consolidated financial statements.

In June 2009, new accounting pronouncement was issued that amended prior consolidation guidance (ASC 810 Consolidation). The pronouncement improves financial reporting by enterprises involved with variable interest entities.  The pronouncement is effective for interim and annual periods beginning after November 15, 2009.   Early adoption is prohibited. The Company does not expect the adoption to have a material impact on its consolidated financial statements.

In June 2009, a new accounting pronouncement was issued regarding the FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting (ASC 105 Generally Accepted Accounting Principles).  The pronouncement establishes the FASB Accounting Standards Codification which will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities.  The pronouncement is effective immediately. The Company does not expect the adoption to have a material impact on its consolidated financial statements.

In June 2009, a new accounting pronouncement was issued regarding Accounting for own-share lending arrangements in contemplation of convertible debt issuance or other financing (ASC 470 Debt).  The pronouncement clarifies how an entity should account for an own-share lending arrangement that is entered into in contemplation of a convertible debt offering.  The pronouncement is effective for arrangements entered into on or after June 15, 2009. Early adoption is prohibited.  The Company does not expect the adoption of EITF Issue No. 09-1 to have a material impact on its consolidated financial statements.

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

Index

Page Eighteen

In August 2009, the FASB issued Accounting Standards Update No. 2009-05 (ASU 2009-05), “Fair Value Measurements and Disclosures (Topic 820) – Measuring Liabilities at Fair Value.” ASU 2009-05 amends Subtopic 820-10, “Fair Value Measurements and Disclosures – Overall,” and provides clarification for the fair value measurement of liabilities. ASU 2009-05 is effective for the first reporting period including interim period beginning after issuance.  The Company does not expect the adoption of ASU 2009-05 to have a material impact on its consolidated financial statements.

In September 2009, the FASB issued Accounting Standards Update No. 2009-12 (ASU 2009-12), “Fair Value Measurements and Disclosures (Topic 820): Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent).” ASU 2009-12 provides guidance on estimating the fair value of alternative investments. ASU 2009-12 is effective for interim and annual periods ending after December 15, 2009. The Company does not expect the adoption of ASU 2009-12 to have a material impact on its consolidated financial statements.

In October 2009, the FASB issued Accounting Standards Update No. 2009-15 (ASU 2009-15), “Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing.” ASU 2009-15 amends Subtopic 470-20 to expand accounting and reporting guidance for own-share lending arrangements issued in contemplation of convertible debt issuance. ASU 2009-15 is effective for fiscal years beginning on or after December 15, 2009 and interim periods within those fiscal years for arrangements outstanding as of the beginning of those fiscal years. The Company does not expect the adoption of ASU 2009-15 to have a material impact on its consolidated financial statements.

In October 2009, the Securities and Exchange Commission issued Release No. 33-99072, “Internal Control over Financial Reporting in Exchange Act Periodic Reports of Non-Accelerated Filers.” Release No. 33-99072 delays the requirement for non-accelerated filers to include an attestation report of their independent auditor on internal control over financial reporting with their annual report until the fiscal year ending on or after June 15, 2010.

Overview of First Nine Months Results

Net income for the first nine months of 2009, as compared to the same period in 2008, decreased by 37.27%.

Total assets increased 7.04% from December 31, 2008 to September 30, 2009 with gross loan balances increasing 2.68% from December 31, 2008. Although average balances of earning assets for the first nine months of 2009 were 3.60% higher than for the same period in 2008, average balances of interest bearing liabilities increased 4.55% for the same comparative time period, which contributed largely to the 6.14% decrease in net interest income.

In response to concerns over the economy and the resulting increase in net loan charge-offs,  the Company’s provision for loan losses was $539,000 more in the first nine months of 2009 as compared to the same period in 2008.

Non-interest income was $l97,000 less in the first nine months of 2009 as compared to 2008. During the first nine months of 2008, the company recorded $109,000 in gains related to securities which were called prior to their scheduled maturities compared to a loss of $13,000 during the same period in 2009.

Non-interest expense increased $648,000 in the first nine months of 2009 as compared to the same period in 2008 primarily due to increases in FDIC premiums applicable to all banks of $400,000.

Index

Page Nineteen

Performance Measures

The following table compares selected commonly used measures of bank performance for the nine month periods ended September 30, 2009 and 2008:

	Nine months ended September 30,
	2009	2008
Annualized return on average assets	.80%	1.33%
Annualized return on average equity	7.84%	13.38%
Net interest margin (1)	4.51%	4.97%
Efficiency Ratio (2)	65.55%	56.91%
Earnings per share (3)	$1.76	$2.69

(1) On a fully taxable equivalent basis and including loan origination fees.
(2) Non-interest expenses for the period indicated divided by the sum of net interest income and non-interest income for the period indicated.
(3) Per weighted average shares of common stock outstanding for the period indicated. Earnings per share for the nine month period ended September 30, 2009 reflect the impact of the share repurchase of 100,001 shares during the second and third quarters of 2008.

Impact of Non-Recurring Items

Non recurring items had an impact on the income for the first nine months of 2009 as compared to the first nine months of 2008. During the year to date 2008, the Company recorded significant non-recurring gains compared to the year to date 2009.  A summary of the impact to income of these non recurring items is found in the table below (in thousands of dollars):

	2009	2008	Change
Net gains (losses) on securities	$(13)	$109	$(122)
Net gains on sale of fixed assets	1	30	(29)
Gain on life insurance settlement	0	30	(30)
Net gains on other real estate owned and other foreclosed assets	36	8	28
Total	24	177	$(153)
Income tax effect of non recurring items	9	66	(57)
Impact of non recurring items on net income	$15	$111	$(96)

Securities Portfolio

The Company's securities portfolio serves several purposes.  Portions of the portfolio are used to secure certain public and trust deposits.  The remaining portfolio is held as investments or used to assist the Company in liquidity and asset liability management.  Total securities, including restricted securities, represented 7.16% of total assets and 71.25% of total shareholders’ equity at September 30, 2009.

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

The Company identifies at the time of acquisition those securities that are available for sale. These securities are valued at their market value with any difference in market value and amortized cost shown as an adjustment in stockholders' equity.  Changes in market values of securities which are considered temporary changes due to changes in the market rate of interest are reflected as changes in other comprehensive income, net of the deferred tax effect.  Any changes in market values of securities deemed by management

Index

Page Twenty

to be attributable to reasons other than changes in market rates of interest would be recorded through results of operations.   As of September 30, 2009, management determined that all securities with fair values less   than the amortized cost, are related to increases in the current interest rates for similar issues of securities, and that no other than temporary impairment for any securities in the portfolio exists because of downgrades of the securities or as a result of a change in the financial condition of any of the issuers. A summary of the length of time of unrealized losses for all securities held at September 30, 2009 can be found in Footnote Five to the financial statements. Management reviews all securities with unrealized losses, and all securities in the portfolio on a regular basis to determine whether the potential for other than temporary impairment exists.

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

Credit Quality and Allowance for Loan Losses

Non-performing loans increased 50.33% from December 31, 2008 to September 30, 2009 primarily as a result of an increase in restructured loans.  Borrowers of restructured credits are performing in accordance with the revised terms of their contracts.  In addition, based on Management’s analysis, these loans are well secured and no losses are anticipated; therefore, no additional allowance was provided for these restructured credits.    Non-performing loans represented as a percentage of total loans increased to 2.48% during the first nine months of 2009 primarily due to the restructured credits mentioned above.  The allowance for loan losses as a percentage of total loans increased from the December 31, 2008 level of 1.13% to 1.17%.  As noted in Note Three to the unaudited consolidated financial statements, the carrying value of impaired loans declined slightly from $3.6 million at December 31, 2008 to $2.3 million at September 30, 2009.

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

Index

Page Twenty-One

The following table illustrates certain ratios related to quality of the Company’s loan portfolio:

	September 30, 2009	December 31, 2008
Allowance for loan losses as a percentage of gross loans	1.17%	1.13%
Non performing loans as a percentage of gross loans	2.48%	1.70%
Ratio of allowance for loan losses to non-performing loans	.47	.66

Non-performing loans include non-accrual loans, loans 90 days or more past due and still accruing interest and restructured loans.  Non-accrual loans are loans on which interest accruals have been suspended.  Loans are typically placed on non-accrual status once they have reached certain delinquency status, depending on loan type, and it is no longer reasonable to expect collection of principal and interest because collateral is insufficient to cover both the principal and interest due.  After loans are placed on non-accrual status, they are returned to accrual status if the obligation is brought current by the borrower, or they are charged off if payment is not made.  Restructured loans are loans on which the original interest rate or repayment terms have been changed due to financial hardship of the borrower.  The following table summarizes the Company’s non-performing loans at September 30, 2009 and December 31, 2008 (in thousands of dollars):

	September 30,	December 31,
	2009	2008
Non-accrual loans	$3,750	$1,346
Loans past due 90 days and still accruing interest	2,611	3,472
Restructured loans	1,942	705
Total non-performing loans	$8,303	$5,523

The following table summarizes the Company’s net charge-offs by loan type for the nine month periods ended September 30, 2009 and 2008 (in thousands of dollars):

	2009	2008
Charge-offs
Commercial	$(296)	$(170)
Mortgage and construction	(288)	(155)
Consumer	(590)	(339)
Total Charge-offs	(1,174)	(664)

Recoveries
Commercial	1	19
Mortgage	51	2
Consumer	182	81
Total Recoveries	234	102

Total Net Charge-offs	$(940)	$(562)

Management believes that the allowance is to be taken as a whole, and the allocation between loan types is an estimation of potential losses within each type given information known at the time.  The following table shows the allocation for loans in the loan portfolio and the corresponding amounts of the allowance allocated by loan type as of September 30, 2009 and December 31, 2008 (in thousands of dollars):

	September 30, 2009		December 31, 2008
		Percent of		Percent of
	Amount	Loans	Amount	Loans
Loan Type
Commercial	$1,359	28%	$1,349	30%
Mortgage and construction	1,199	60%	994	57%
Consumer	1,125	12%	1,285	13%
Unallocated	219		39
Totals	$3,902		$3,667

Index

Page Twenty-Two

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

Net Interest Income

The Company’s net interest income, on a fully taxable equivalent basis, decreased 6.03% from the first nine months of 2008 as compared to the same period in 2009 as average balances of earning assets increased 3.60% as compared to a 4.55% increase in the average balances of interest bearing liabilities.

Decreases during recent years in the target rate for federal funds sold have caused overall rates on both interest bearing liabilities and earning assets to decrease. Although these decreases didn’t all occur in the first nine months of 2009, the effects are still being seen in the Company’s net interest income as variable loans reprice and older balances of other earning assets and interest bearing liabilities mature and are replaced with new assets and liabilities at lower rates. In addition, increased competition for loans has impacted loan yields as the average rate earned on loans in the first nine months of 2009 fell 91 basis points as compared to the same period in 2008. Although rates paid on interest bearing liabilities decreased also, the decrease was not as large as experienced with loans.

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

Changes for the third quarter 2009 compared to the third quarter 2008 are similar to those described above for the nine month periods.

Index

Page Twenty-Three

The table below illustrates the effects on net interest income, on a fully taxable equivalent basis, and for the first nine months of each year, of changes in average volumes of interest bearing liabilities and earning assets from 2008 to 2009 and changes in average rates on interest bearing liabilities and earning assets from 2008 to 2009 (in thousands of dollars):

EFFECT OF RATE-VOLUME CHANGES ON NET INTEREST INCOME

Increase (Decrease) Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008

	Due to change in:
	Average Volume	Average Rate	Total Change
Interest Income
Loans	$881	$(2,142)	$(1,261
Federal funds sold	(3)	(213)	(216)
Interest bearing deposits	(20)	(7)	(27)
Taxable investment securities	(35)	(159)	(194)
Nontaxable investment securities	32	(1)	24
Total Interest Income	855	(2,522)	(1,667)

Interest Expense
Demand deposits	(2)	(38)	(40)
Savings deposits	(2)	(190)	(192)
Time deposits	346	(1,015)	(669)
Borrowings	45	(21)	24
Total Interest Expense	387	(1,264)	(877)

Net Interest Income	$468	$(1,258)	$(790)

Index

Page Twenty-Four

The table below sets forth an analysis of net interest income for the nine month periods ended September 30, 2009 and 2008 (Average balances and interest/expense shown in thousands of dollars):

	2009			2008
	Average	Income/		Average	Income/
	Balance	Expense	Rate	Balance	Expense	Rate
Interest Income
Loans1,2	$329,987	$17,513	7.08%	$313,392	$18,774	7.99%
Federal funds sold	9,887	15	.20%	12,157	231	2.53%
Interest bearing deposits	622	11	2.26%	1,747	38	2.90%
Taxable investment securities	19,467	548	3.76%	20,717	742	4.78%
Nontaxable investment securities3	3,946	179	6.05%	3,239	148	6.09%
Total Earning Assets	363,909	18,266	6.69%	351,252	19,933	7.57%

Cash and cash equivalents	6,934			7,339
Allowance for loan losses	(3,711)			(3,605)
Insurance contracts	6,652			6,368
Non-earning assets	20,340			16,337
Total Assets	$394,026			$377,692

Interest Expense
Interest bearing demand deposits	$22,308	$33	.20%	$23,700	$73	.41%
Savings and money markets	49,362	147	.40%	50,144	339	.90%
Time deposits	209,817	5,386	3.42%	196,328	6,055	4.11%
Borrowings	13,222	397	4.01%	11,217	363	4.31%
Short-term borrowings	0	0	0.00%	496	10	2.69%
Total Interest Bearing Liabilities	294,709	5,963	2.70%	281,885	6,840	3.24%

Demand deposits	49,925			50,020
Other liabilities	9,290			5,499
Stockholders’ equity	40,102			40,288
Total liabilities and stockholders’ equity	$394,026			$377,692

Net Interest Income		$12,303			$13,093

Net Yield on Earning Assets3			4.51%			4.97%

1Balances of loans include loans in non accrual status
2Interest income on loans includes fees
3Yields are on a fully taxable equivalent basis

Index

Page Twenty-Five

The table below sets forth an analysis of net interest income for the three month periods ended September 30, 2009 and 2008 (Average balances and interest/expense shown in thousands of dollars):

	2009			2008
	Average	Income/		Average	Income/
	Balance	Expense	Rate	Balance	Expense	Rate
Interest Income
Loans1,2	$330,801	$5,812	7.03%	$316,627	$6,162	7.78%
Federal funds sold	12,798	6	.19%	1,383	8	2.31%
Interest bearing deposits	845	5	2.10%	773	7	3.63%
Taxable investment securities	21,467	176	3.29%	21,669	257	4.74%
Nontaxable investment securities3	4,516	64	5.67%	3,535	57	6.45%
Total Earning Assets	370,427	6,063	6.65%	343,987	6,491	7.55%

Cash and cash equivalents	6,450			7,260
Allowance for loan losses	(3,795)			(3,698)
Insurance contracts	6,652			6,423
Non-earning assets	21,978			16,749
Total Assets	$401,712			$370,721

Interest Expense
Interest bearing demand deposits	$22,037	$9	.16%	$22,878	$20	.33%
Savings and money markets	51,134	47	.37%	49,300	88	.71%
Time deposits	219,523	1,800	3.28%	191,463	1,809	3.78%
Borrowings	11,040	128	4.65%	11,283	128	4.54%
Short term borrowings	0	0	0.00%	1,478	10	2.71%
Total Interest Bearing Liabilities	303,734	1,984	2.61%	276,402	2,054	2.97%

Demand deposits	50,859			49,832
Other liabilities	6,696			5,410
Stockholders’ equity	40,423			39,077
Total liabilities and stockholders’ equity	$401,712			$370,721

Net Interest Income		$4,079			$4,437

Net Yield on Earning Assets3			4.40%			5.16%

1Balances of loans include loans in non accrual status
2Interest income on loans includes fees
3Yields are on a fully taxable equivalent basis

Non-interest Income

Non interest income decreased $197,000, or 9.73%, during the first nine months of 2009 compared to the same period in 2008.  The year over year change in non-interest income was significantly impacted by non-recurring items.  Further discussion relating to non-recurring items can be found earlier on page seventeen.

Service charges on deposit accounts decreased 1.94%. The largest portion of these charges is non-sufficient funds fees on non-interest bearing transaction accounts. In prior periods, these charges increased as the subsidiary banks implemented programs commonly referred to as “courtesy overdraft” programs. Both subsidiaries have now had these courtesy overdraft programs in place in excess of twelve months and the volumes of fees from these programs appear to have stabilized.

During the periods 2004 through the present, the Company’s volume of new installment loans decreased. These loans are the primary market for credit life and accident and health insurance. As a result, earnings on

Index

Page Twenty-Six

the sales of these insurance policies decreased over this same period as old policies matured but were not replaced by new policies at the same rate of maturity of the older credit related policies. This has contributed to a decline in insurance earnings.

The quarter-to-quarter comparisons are primarily due to the same items as described above.

Non-interest Expense

Non-interest expense increased 7.56% for the first nine months of 2009 as compared to 2008.

Changes in salary and benefits expense

The following table compares the components of salary and benefits expense for the nine month periods ended September 30, 2009 and 2008 (in thousands of dollars):

Salary and Benefits Expense
	2009	2008	Increase (Decrease)
Employee salaries	$3,326	$3,159	$167
Employee benefit insurance	712	683	29
Payroll taxes	277	232	45
Post retirement plans	683	666	17
Total	$4,998	$4,740	$258

The table below illustrates the change in salary expense for the first nine months of 2009 as compared to the same period in 2008 occurring because of increases in average pay per employee and increases in the average number of full time employees (in thousands of dollars):

Amount
Changes due to increase in average salary per full time equivalent employee	$261
Changes due to increase in the average full time equivalent employees for the periods	(94)
Total increase in salary expense	$167

The quarter to quarter comparison is comparable to the changes described above with an 8.88% increase in salary and benefits expense for third quarter 2009 compared to third quarter 2008.

Changes in data processing expense

Data processing expense decreased 18.51%. During the later parts of 2008 and early into 2009, the Company completed a process for selection of a new service to complete its core data processing activities. Conversion to a new service is expected to occur in the fourth quarter of 2009. After this conversion, the costs associated with this system are expected to be approximately equivalent to the recent costs of the current system. However, during negotiations, the vendor of the new system provided incentives related to credits for the Company’s current contractual arrangements. This contributed significantly to the decline in data processing costs. Although recurring costs post-conversion are expected to be approximately equivalent to recent data processing costs, allowing for customer increases due to operational growth, the Company may experience certain other additional costs in the remaining quarters of 2009 relating to this implementation.

Quarter-to-quarter comparisons are similar to the change described above for the first nine months of 2009 compared to the first nine months of 2008.  Data processing expense decreased 18.50% in the third quarter 2009 compared to the third quarter 2008.

Index

Page Twenty-Seven

Changes in occupancy and equipment expense

The following table illustrates the components of occupancy and equipment expense for the nine month periods ended September 30, 2009 and 2008 (in thousands of dollars):

	2009	2008	Increase (Decrease)
Depreciation of buildings and equipment	$488	$512	$(24)
Maintenance expense on buildings and equipment	307	316	(9)
Utilities expense	92	67	25
Real estate and personal property tax	69	62	7
Other expense related to occupancy and equipment	67	63	4
Total occupancy and equipment expense	$1,023	$1,020	$3

On a quarter-to-quarter basis, equipment and occupancy expense increased by 2.93% primarily due to an increase in utilities and real estate and personal property tax expense as see in the year-to-date numbers shown above.

Changes in miscellaneous non-interest expense

As discussed in Part I, Item 1 of the Company’s Annual Report on Form 10-K for the period ended December 31, 2008, under the heading Regulation and Supervision, the Company’s FDIC assessments increased by $400,000 for the first nine months of 2009 due to a special assessment and an overall increase in premiums.  Most other components of other non-interest expense remained fairly consistent for 2009 as compared to 2008. The typical increases in costs associated with inflation and the increasing size of the organization were offset by decreases in state franchise tax expense as a result of a reduction in the effective rate of this tax and also decreases in advertising and marketing expense and a slight decline in legal and professional fees. Additional increases during the remainder of 2009 could further increase non interest expenses.

The table below illustrates components of other non interest expense for the nine month periods ended September 30, 2009 and 2008 (in thousands of dollars). All significant individual components of other non interest expense are itemized.

	2009	2008	Increase (Decrease)
Office supplies and postage & freight expense	$346	$382	$(36)
FDIC Premiums	442	42	400
ATM expense	162	146	16
Amortization of intangible assets	146	134	12
Advertising and marketing expense	119	134	(15)
State franchise tax	85	79	6
Miscellaneous components of other non interest expense	654	591	63
Total	$1,954	$1,508	$446

On a quarter-to-quarter basis, miscellaneous non-interest expense increased 20.70% primarily due to the increased FDIC premiums as noted above.

Borrowed Funds

The Company borrows funds from the Federal Home Loan Bank (“FHLB”) to reduce market rate risks or to provide operating liquidity.  Management typically will initiate these borrowings in response to a specific need for managing market risks or for a specific liquidity need and will attempt to match features of these borrowings to best suit the specific need. Therefore, the borrowings on the Company’s balance sheet as of September 30, 2009 and throughout the nine month periods ended September 30, 2008 and 2009 have varying features of amortization or single payment with periodic, regular interest payment and also have interest rates which vary based on the terms and on the features of the specific borrowing.

Index

Page Twenty-Eight

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

The parent Company’s operating funds, funds with which to pay shareholder dividends and funds for the exploration of new business ventures have been supplied primarily through dividends paid by the Company’s subsidiary banks Capon Valley Bank (CVB) and The Grant County Bank (GCB).  The various regulatory authorities impose restrictions on dividends paid by a state bank.  A state bank cannot pay dividends without the consent of the relevant banking authorities in excess of the total net profits of the current year and the combined retained profits of the previous two years.  As of October 1, 2009, the subsidiary banks could pay dividends to Highlands Bankshares, Inc. of approximately $4,543,000 without permission of the regulatory authorities.

Capital

The Company seeks to maintain a strong capital base to expand facilities, promote public confidence, support current operations and grow at a manageable level.  As of September 30, 2009, the Company was above the regulatory minimum levels of capital. The table below summarizes the capital ratios for the Company and its subsidiary banks as of September 30, 2009 and December 31, 2008:

	September 30, 2009		December 31, 2008
	Actual	Regulatory	Actual	Regulatory
	Ratio	Minimum	Ratio	Minimum
Total Risk Based Capital Ratio
Highlands Bankshares	14.22%	8.00%	14.20%	8.00%
Capon Valley Bank	12.89%	8.00%	12.77%	8.00%
The Grant County Bank	14.06%	8.00%	13.99%	8.00%

Tier 1 Leverage Ratio
Highlands Bankshares	9.83%	4.00%	10.18%	4.00%
Capon Valley Bank	8.53%	4.00%	9.11%	4.00%
The Grant County Bank	9.92%	4.00%	10.00%	4.00%

Tier 1 Risk Based Capital Ratio
Highlands Bankshares	12.97%	4.00%	12.98%	4.00%
Capon Valley Bank	11.64%	4.00%	11.52%	4.00%
The Grant County Bank	12.83%	4.00%	12.79%	4.00%

Index

Page Twenty-Nine

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

Item 4.      Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Interim Principal Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2009. Based on this evaluation, the Company’s Chief Executive Officer and Interim Principal Financial Officer concluded that the Company’s disclosure controls and procedures are effective as of September 30, 2009. The company has established procedures undertaken during the normal course of business in an effort to reasonably ensure that fraudulent activity of either an amount material to these results or in any amount is not occurring.

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

Page Thirty

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
November 13, 2009