Form 10-K
period 2009-12-31
HIGHLANDS BANKSHARES INC /WV/
filed 2010-03-29
CIK 756862

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐        No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. ☐ Large Accelerated Filer ☐ Accelerated Filer ☐ Non-accelerated filer ☒ Smaller Reporting Company

Indicate by check mark whether the registrant is a shell company (as defined in rule 126-2 of the Act)   Yes ☐        No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:

The aggregate market value of the 1,234,252 shares of common stock of the registrant, issued and outstanding, held by non- affiliates on June 30, 2009, was approximately $32,707,686 based on the closing sale price of $26.50 per share on June 30, 2009.  For the purposes of this calculation, the term “affiliate” refers to all directors and executive officers of the registrant.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the last practicable date: As of March 29, 2010: 1,336,873 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates certain information by reference from the registrant’s definitive proxy statement for the 2010 annual meeting of stockholders, which proxy statement will be filed on or about April 15, 2010

FORM 10-K INDEX

* The information required by Items 10, 11, 12, 13 and 14, to the extent not included in this document, is incorporated herein by reference to the information included under the captions “Compliance with Section 16(a) of the Securities Exchange Act,” “ELECTION OF DIRECTORS,” “INFORMATION CONCERNING DIRECTORS AND NOMINEES,” “REPORT OF THE AUDIT COMMITTEE,” “EXECUTIVE COMPENSATION,” “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT” and “CERTAIN RELATED TRANSACTIONS” in the registrant’s definitive proxy statement which is expected to be filed on or about April 15, 2010.

Index

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

Services Offered by the Banks

The Banks offer all services normally offered by a full service commercial bank, including commercial and individual demand and time deposit accounts, commercial and individual loans, drive in banking services, internet banking services, and automated teller machines.  No material portion of the Banks' deposits have been obtained from a single or small group of customers and the loss of the deposits of any one customer or of a small group of customers would not have a material adverse effect on the business of the Banks.  Credit life and accident and health insurance are sold to customers of the subsidiary Banks through HBI Life.

Employees

As of December 31, 2009, The Grant County Bank had 69 full time equivalent employees, Capon Valley Bank had 47 full time equivalent employees and Highlands had 4 full time equivalent employees. No person is employed by HBI Life on a full time basis.

Competition

The Banks' primary trade area is generally defined as Grant, Hardy, Mineral, Randolph, Pendleton and Tucker Counties in West Virginia, the western portion of Frederick County in Virginia and portions of Western Maryland. This area includes the towns of Petersburg, Wardensville, Moorefield and Keyser and several rural towns. The Banks' secondary trade area includes portions of Hampshire County in West Virginia. The Banks primarily compete with four state chartered banks, three national banks, and three credit unions. In addition, the Banks compete with money market mutual funds and investment brokerage firms for deposits in their service area.  No financial institution has been chartered in the area within the last five years although other state and nationally chartered banks have opened branches in this area within this time period.  Competition for new loans and deposits in the Banks' service area is quite intense.

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

Index

The Company’s and its subsidiaries’ regulatory capital ratios are presented in the table below:

	Actual Ratio	Actual Ratio	Regulatory
	December 31, 2009	December 31, 2008	Minimum
Total Risk Based Capital
Highlands Bankshares	14.33%	14.20%
The Grant County Bank	14.12%	13.99%	8.00%
Capon Valley Bank	12.86%	12.77%	8.00%

Tier 1 Leverage Ratio
Highlands Bankshares	9.81%	10.18%
The Grant County Bank	9.91%	10.00%	4.00%
Capon Valley Bank	8.38%	9.11%	4.00%

Tier 1 Risk Based Capital Ratio
Highlands Bankshares	13.08%	12.98%
The Grant County Bank	12.89%	12.79%	4.00%
Capon Valley Bank	11.60%	11.52%	4.00%

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

Beginning in late 2008, the economic environment caused higher levels of bank failures, which dramatically increased FDIC resolution costs and led to a significant reduction in the Deposit Insurance Fund. As a result, the FDIC has significantly increased the initial base assessment rates paid by financial institutions for deposit insurance. The base assessment rate was increased by seven basis points (7 cents for every $100 of deposits) for the first quarter of 2009. Effective April 1, 2009, initial base assessment rates were changed to range from 12 basis points to 45 basis points across all risk categories with possible adjustments to these rates based on certain debt-related components. These increases in the base assessment rate have increased our deposit insurance costs and negatively impacted our earnings. In addition, in May 2009, the FDIC imposed a special assessment on all insured institutions due to recent bank and savings association failures. The emergency assessment amounted to five basis points on each institution's assets minus tier one (core) capital as of June 30, 2009, subject to a maximum equal to 10 basis points times the institution's assessment base. The Company’s special assessment, which was reflected in earnings for the quarter ended June 30, 2009, was approximately $179,000. The FDIC may impose additional emergency special assessments if necessary to maintain public confidence in federal deposit insurance or as a result of deterioration in the deposit insurance fund reserve ratio due to institution failures. Any additional emergency special assessment imposed by the FDIC will negatively impact our earnings.

On November 12, 2009, the FDIC adopted a final rule requiring that all institutions prepay their assessments for the fourth quarter of 2009 and all of 2010, 2011 and 2012. This pre-payment was due on December 30, 2009. However, the FDIC may exempt certain institutions from the prepayment requirement if the FDIC determines that the prepayment would adversely affect the safety and soundness of the institution.

The Company is subject to extensive regulation, supervision and examination by federal and state banking authorities. Any change in applicable regulations or laws could have a substantial impact on the Company and the Company’s operations. Additional legislation and regulations that could significantly affect the Company’s powers, authority and operations may be enacted or adopted in the future, which could have a material adverse effect on the Company’s financial condition and results of operations. New legislation proposed by Congress may give bankruptcy courts the power to reduce the increasing number of home foreclosures by giving bankruptcy judges the authority to restructure mortgages and reduce a borrower's payments. Property owners would be allowed to keep their property while working out their debts. Other similar bills placing additional temporary moratoriums on foreclosure sales or otherwise modifying foreclosure procedures to the benefit of borrowers and the detriment of lenders may be enacted by either Congress or the States of West Virginia, Pennsylvania or Maryland in the future. These laws may further restrict the Company’s collection efforts on one-to-four single-family mortgage loans. Additional legislation proposed or under consideration in Congress would give current debit and credit card holders the chance to opt out of an overdraft protection program and limit overdraft fees, which could result in additional operational costs and a reduction in the Company’s non-interest income.

Further, the Company’s regulators have significant discretion and authority to prevent or remedy unsafe or unsound practices or violations of laws by financial institutions and holding companies in the performance of their supervisory and enforcement duties. In this regard, banking regulators are considering additional regulations governing compensation, which may adversely affect the Company’s ability to attract and retain employees. On

Index

June 17, 2009, the Obama Administration published a comprehensive regulatory reform plan that is intended to modernize and protect the integrity of the United States financial system. The President's plan contains several elements that would have a direct effect on the Company. The reform plan proposes the creation of a new federal agency, the Consumer Financial Protection Agency, which would be dedicated to protecting consumers in the financial products and services market. The creation of this agency could result in new regulatory requirements and raise the cost of regulatory compliance. In addition, legislation stemming from the reform plan could require changes in regulatory capital requirements, and compensation practices. If implemented, the foregoing regulatory reforms may have a material impact on the Company’s operations. However, because the legislation needed to implement the President's reform plan has not been introduced, and because the final legislation may differ significantly from the legislation proposed by the Administration, the Company cannot determine the specific impact of regulatory reform at this time.

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

Executive Officers

	Age	Position with the Company	Principal Occupation (Past Five Years)
C.E. Porter	61	Chief Executive Officer	CEO of Highlands since 2004, President of The Grant County Bank since 1991

Alan L. Brill	55	Secretary and Treasurer; President of Capon Valley Bank	President of Capon Valley Bank since 2001

Index

Item 1A.	Risk Factors

Not required for smaller reporting companies.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The table below lists the primary properties utilized in operations by the Company. All listed properties are owned by the Company.

Location	Description
3 N. Main Street, Petersburg, WV 26847	Primary Office, The Grant County Bank
Route 33, Riverton, WV 26814	Branch Office, The Grant County Bank
500 S. Main Street, Moorefield, WV 26836	Branch Office, The Grant County Bank
Route 220 & Josie Dr., Keyser, WV 26726	Branch Office, The Grant County Bank
Main Street, Harman, WV 26270	Branch Office, The Grant County Bank
William Avenue, Davis, WV 26260	Branch Office, The Grant County Bank
Route 32 & Cortland Rd., Davis, WV 26260	Branch Office, The Grant County Bank
2 W. Main Street, Wardensville, WV 26851	Primary Office, Capon Valley Bank
717 N. Main Street, Moorefield, WV 26836	Branch Office, Capon Valley Bank
17558 SR55, Baker, WV 26801	Branch Office, Capon Valley Bank
6701 Northwestern Pike, Gore, VA 22637	Branch Office, Capon Valley Bank
5511 Main Street, Stephens City, VA 22655	Future Branch Office, Capon Valley Bank

Item 3.	Legal Proceedings

Management is not aware of any material pending or threatened litigation in which Highlands or its subsidiaries may be involved as a defendant.  In the normal course of business, the Banks periodically must initiate suits against borrowers as a final course of action in collecting past due indebtedness.

Item 4.	(Removed and Reserved)

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company had approximately 845 shareholders as of December 31, 2009. This amount includes all shareholders, whether titled individually or held by a brokerage firm or custodian in street name. The Company's stock is not traded on any national or regional stock exchange although brokers may occasionally initiate or be a participant in a trade.  The Company’s stock is listed on the Over the Counter Bulletin Board under the symbol HBSI.OB.  The Company may not know terms of an exchange between individual parties.

The table on the following page outlines the dividends paid and market prices of the Company's stock based on prices disclosed to management.  Prices have been provided using a nationally recognized online stock quote system.  Such prices may not include retail mark-ups, mark-downs, or commissions. Dividends are subject to the restrictions described in Note Nine to the Financial Statements.

Index

Highlands Bankshares, Inc. Common Stock

		Estimated Market Range
	Dividends Per Share	High	Low
2009
First Quarter	$.29	$35.00	$26.50
Second Quarter	$.29	$27.65	$27.25
Third Quarter	$.29	$27.50	$21.50
Fourth Quarter	$.29	$22.50	$21.00

2008
First Quarter	$.27	$30.00	$27.00
Second Quarter	$.27	$38.00	$27.75
Third Quarter	$.27	$38.00	$31.00
Fourth Quarter	$.27	$35.00	$29.00

Item 6.	Selected Financial Data

The following table is not required for smaller reporting companies; however, the Company believes this information may be important to the reader.

	Years Ending December 31,
	(In thousands of dollars, except for per share amounts)
	2009	2008	2007	2006	2005
Total Interest Income	$24,274	$26,203	$27,664	$23,894	$19,813
Total Interest Expense	7,841	8,866	10,703	7,909	5,761
Net Interest Income	16,433	17,337	16,961	15,985	14,052

Provision for Loan Losses	1,864	909	837	682	875

Net Interest Income After Provision for Loan Losses	14,569	16,428	16,124	15,303	13,177

Other Income	2,532	2,699	2,080	1,997	1,669
Other Expenses	12,053	11,419	10,952	10,394	9,128

Income Before Income Taxes	5,048	7,708	7,252	6,906	5,718

Income Tax Expense	1,692	2,738	2,599	2,391	1,916

Net Income	$3,356	$4,970	$4,653	$4,515	$3,802

Total Assets at Year End	$407,810	$378,295	$380,936	$357,316	$337,573
Long Term Debt at Year End	$10,866	$11,317	$11,819	$14,992	$15,063

Net Income Per Share of Common Stock	$2.51	$3.59	$3.24	$3.14	$2.65
Dividends Per Share of Common Stock	$1.16	$1.08	$1.00	$.94	$.82

Return on Average Assets	0.84%	1.32%	1.24%	1.29%	1.21%
Return on Average Equity	8.33%	12.38%	12.03%	12.67%	11.53%
Dividend Payout Ratio	46.19%	30.12%	30.88%	29.91%	30.99%
Year End Equity to Assets Ratio	10.16%	10.41%	10.66%	10.38%	10.07%

Index

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results or Operations

Forward Looking Statements

Certain statements in this report may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements are statements that include projections, predictions, expectations or beliefs about future events or results or otherwise are not statements of historical fact.  Such statements are often characterized by the use of qualified words (and their derivatives) such as “expect,” “believe,” “estimate,” “plan,” “project,” “anticipate” or other similar words.  Although the Company believes that its expectations with respect to certain forward-looking statements are based upon reasonable assumptions within the bounds of its existing knowledge of its business and operations, there can be no assurance that actual results, performance or achievements of the Company will not differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements.  Actual future results and trends may differ materially from historical results or those anticipated depending on a variety of factors, including, but not limited to the effects of or changes in:  general economic conditions, the interest rate environment, legislative and regulatory requirements, competitive pressures, new products and delivery systems, inflation, changes in the stock and bond markets, technology, downturns in the trucking and timber industries, effects of mergers and/or downsizing in the poultry industry in Hardy County, and consumer spending and savings habits.  Additionally, actual future results and trends may differ from historical or anticipated results to the extent: (1) any significant downturn in certain industries, particularly the trucking and timber and coal extraction industries are experienced; (2) loan demand decreases from prior periods; (3) the Company may make additional loan loss provisions due to negative credit quality trends in the future that may lead to a deterioration of asset quality; (4) the Company does not continue to experience significant recoveries of previously charged-off loans or loans resulting in foreclosure; (5) increased liquidity needs may cause an increase in funding costs; (6) the quality of the Company’s securities portfolio may deteriorate: (7) the Company is unable to control costs and expenses as anticipated; (8) the FDIC further increases or requires prepayment of FDIC assessments; and (9) future legislation including the financial reform bill in Congress limits the Company’s activities and results in higher costs. The Company does not update any forward-looking statements that may be made from time to time by or on behalf of the Company.

Introduction

The following discussion focuses on significant results of the Company’s operations and significant changes in our financial condition or results of operations for the periods indicated in the discussion. This discussion should be read in conjunction with the financial statements and related notes included in this report. Current performance does not guarantee, and may not be indicative of, similar performance in the future.

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

Allowance for Loan Losses

The allowance for loan losses is an estimate of the losses that may be sustained in the loan portfolio. The allowance is based on two basic principles of accounting: (i) ASC 450, “Contingencies”, which requires that losses be accrued when they are probable of occurring and estimable and (ii) ASC 310, “Receivables”, which requires that losses be accrued based on the differences between the value of collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance.

Index

The allowance for loan losses includes two basic components: estimated credit losses on individually evaluated loans that are determined to be impaired, and estimated credit losses inherent in the remainder of the loan portfolio. Under authoritative accounting guidance, an individual loan is impaired when, based on current information and events, it is probable that a Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. An individually evaluated loan that is determined not to be impaired is evaluated under ASC 450 when specific characteristics of the loan indicate that it is probable there would be estimated credit losses in a group of loans with those characteristics.

Authoritative accounting guidance does not specify how an institution should identify loans that are to be evaluated for collectibility, nor does it specify how an institution should determine that a loan is impaired. Each subsidiary of the Company uses its standard loan review procedures in making those judgments so that allowance estimates are based on a comprehensive analysis of the loan portfolio. For loans that are individually evaluated and found to be impaired, the associated allowance is based upon the estimated fair value, less costs to sell, of any collateral securing the loan as compared to the existing balance of the loan as of the date of analysis.

All other loans, including individually evaluated loans determined not to be impaired under authoritative accounting guidance, are included in a group of loans that are measured under ASC 450 to provide for estimated credit losses that have been incurred on groups of loans with similar risk characteristics. The methodology for measuring estimated credit losses on groups of loans with similar risk characteristics in accordance with authoritative accounting guidance is based on each group’s historical net charge-off rate, adjusted for the effects of the qualitative or environmental factors that are likely to cause estimated credit losses as of the evaluation date to differ from the group’s historical loss experience.

Post Retirement Benefits and Life Insurance Investments

The Company has invested in and owns life insurance policies on key officers. The policies are designed so that the Company recovers the interest expenses associated with carrying the policies and the officer will, at the time of retirement, receive any earnings in excess of the amounts earned by the Company. The Company recognizes as an asset the net amount that could be realized under the insurance contract as of the balance sheet date. This amount represents the cash surrender value of the policies less applicable surrender charges. The portion of the benefits, which will be received by the executives at the time of their retirement, is considered, when taken collectively, to constitute a retirement plan. Therefore the Company accounts for these policies using guidance found in ASC 715, “Compensation – Retirement Benefits” which requires that an employer’s obligation under a deferred compensation agreement be accrued over the expected service life of the employee through their normal retirement date.

Assumptions are used in estimating the present value of amounts due officers after their normal retirement date.  These assumptions include the estimated income to be derived from the investments and an estimate of the Company’s cost of funds in these future periods.  In addition, the discount rate used in the present value calculation will change in future years based on market conditions.

Intangible Assets

The Company carries intangible assets related to the purchase of two banks. Amounts paid to purchase these banks were allocated as intangible assets. Generally accepted accounting principles were applied to allocate the intangible components of the purchases. The excess was allocated between identifiable intangibles (core deposit intangibles) and unidentified intangibles (goodwill). Goodwill is required to be evaluated for impairment on an annual basis, and the value of the goodwill adjusted accordingly, should impairment be found.  As of December 31, 2009, the Company did not identify an impairment of this intangible.

In addition to the intangible assets associated with the purchases of banks, the company also carries intangible assets relating to the purchase of naming rights to certain features of a performing arts center in Petersburg, WV.

A summary of the change in balances of intangible assets can be found in Note Twenty Two to the Financial Statements.

Index

Recent Accounting Pronouncements

Refer to Note 2 of the Company’s consolidated financial statements for a discussion of recent accounting pronouncements.

Overview of 2009 Results

Net income for 2009 decreased by 32.47% as compared to 2008. The Company experienced a 5.21% decrease in net interest income due to a continuing decline in net interest margin.  The Company also experienced a significant increase in the provision for loan losses of 105.06% or $955,000 from 2008 to 2009 due to an increase in non-performing assets. Non-interest income decreased 6.19% primarily as a  result of decreases in non-recurring income as well as a reduction in life insurance investment income. Non-interest expense increased 5.55% due largely to an increase in salary and benefits expense and increases in FDIC insurance premiums.

The table below compares selected commonly used measures of bank performance for the twelve month periods ended December 31, 2009 and 2008:

	2009	2008
Annualized return on average assets	0.84%	1.32%
Annualized return on average equity	8.33%	12.38%
Net interest margin (1)	4.50%	4.97%
Efficiency Ratio (2)	63.55%	56.99%
Earnings per share (3)	$2.51	$3.59

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

The change in non-interest income from 2008 to 2009 was impacted significantly by non-recurring items. The table below summarizes the impact of non-recurring items on both 2009 and 2008 non-interest income:

	Impact of non- recurring item, year ended December 31,
	2009	2008	Increase (Decrease)
Description of non-recurring item
Gains (losses) recorded on calls of securities available for sale	$(7)	$110	$(117)
Gains (losses) recorded on sale of other real estate owned	80	4	76
Gain on life insurance settlement	0	30	(30)
Net gains recorded on sale of fixed assets	2	32	(30)
Total impact of non-recurring items on non-interest income	$75	$176	$(101)

Net Interest Income

2009 Compared to 2008

Net interest income, on a fully taxable equivalent basis, decreased 5.11% from 2008 to 2009 as average balances of both earning assets and interest bearing liabilities increased from year to year.  The decrease in net interest income was most impacted by changes in average rates earned on assets and paid on interest bearing liabilities and by changes in the relative mix of earning assets and interest bearing liabilities.

For the year ended December 31, 2009, the Company’s average earning assets increased 4.83%; however, the percent of average loan balances, the highest earning of the Company’s earning assets, to total average earning assets remained relatively flat at 90.30% in 2009 compared to 90.04% in 2008.  The benefits of the Company’s increase in earning assets were offset by an increase in average interest bearing liabilities from 2008 to 2009 of 5.98%.  The average balances of time deposits and long-term debt, both comparatively more expensive interest

Index

bearing liabilities, increased 8.39% from 2008 to 2009. These changes in the relative mix of earning assets and interest bearing liabilities and the change in the average yields negatively impacted the Company’s net interest income.

Rate cuts by the Federal Reserve (“the Fed”) for the target rate for federal funds sold continue to impact yields on earning assets and average rates paid on interest bearing liabilities. The Company experienced declining rates for 2009 as compared to 2008 on all components of earning assets and on the savings and time deposit components of interest bearing liabilities.

The Company believes that its deposits will be sufficient to fund the current and expected loan demand.  Should the loan demand increase beyond the Company’s current expectations, the Company may be required to fund these loans with borrowings which could result in a reduction of net interest margin.  However, management believes total net interest income would not be adversely affected.
.
Also, balances of non-performing loans and other real estate acquired through foreclosure have increased from December 31, 2008 to December 31, 2009. Increases in balances of non-accrual loans and other real estate acquired through foreclosure often have adverse effects on net interest income. Should balances of non-accrual loans and other real estate acquired through foreclosure continue to increase, net interest margin may decrease accordingly.  Further discussion relating to the Company’s loan portfolio and credit quality can be found as part of this Management’s Discussion and Analysis under the headings of “Loan Portfolio” and “Credit Quality.”

The table below illustrates the effects on net interest income of changes in average volumes of interest bearing liabilities and earning assets from 2008 to 2009 and changes in average rates on interest bearing liabilities and earning assets from 2008 to 2009 (in thousands of dollars):

EFFECT OF RATE-VOLUME CHANGES ON NET INTEREST
(On a fully taxable equivalent basis)
Increase (Decrease) 2009 Compared to 2008

	Due to change in:
	Average Volume	Average Rate	Total Change
Interest Income
Loans	$1,146	$(2,587)		$(1,441)
Taxable investment securities	(19)	(239)		(258)
Non-taxable investment securities	39	(4)		35
Interest bearing deposits	(3)	(34)		(37)
Federal funds sold	2	(216)		(214)
Total Interest Income	1,165	(3,080)		(1,915)

Interest Expense
Demand deposits	(3)	(0)		(3)
Savings deposits	2	(193)		(191)
Time deposits	583	(1,431)		(848)
Borrowings	(5)	22		17
Total Interest Expense	577	(1,602)		(1,025)

Net Interest Income	$588	$(1,478)	$	(890)

Index

The table below sets forth an analysis of net interest income for the years ended December 31, 2009 and 2008 (average balances and interest income/expense shown in thousands of dollars):

	2009			2008
	Average Balance	Income /Expense	Yield /Rate	Average Balance	Income /Expense	Yield /Rate

Earning Assets
Loans	$331,740	$23,368	7.04%	$315,473	$24,809	7.86%
Taxable investment securities	20,180	729	3.61%	20,745	987	4.76%
Non-taxable investment securities	4,059	240	5.92%	3,392	205	6.04%
Interest bearing deposits	1,028	7	.68%	1,419	44	3.10%
Federal funds sold	10,288	20	.19%	9,354	234	2.50%
Total Earning Assets	367,295	24,364	6.63%	350,383	26,279	7.50%

Allowance for loan losses	(3,755)			(3,637)
Other non-earning assets	34,097			30,276

Total Assets	$397,637			$377,022

Interest Bearing Liabilities
Demand deposits	$22,430	$74	.33%	$23,258	$77	.33%
Savings deposits	49,618	192	.39%	49,363	383	.78%
Time deposits	213,483	7,049	3.30%	195,963	7,897	4.03%
Overnight and other short-term debt	1,407	7	0.50%	1,412	19	1.35%
Long-term debt	11,237	519	4.62%	11,357	490	4.31%
Total Interest Bearing Liabilities	298,175	7,841	2.63%	281,353	8,866	3.15%

Demand deposits	50,650			49,827
Other liabilities	8,524			5,711
Stockholders’ equity	40,288			40,131

Total Liabilities and Stockholders’ Equity	$397,637			$377,022

Net Interest Income		$16,523			$17,413
Net Yield on Earning Assets			4.50%			4.97%

Notes:
(1) Yields are computed on a taxable equivalent basis using a 37% tax rate
(2) Average balances are based upon daily balances
(3) Includes loans in non-accrual status
(4) Income on loans includes fees

Index

Loan Portfolio

The Company is an active residential mortgage and construction lender and extends commercial loans to small and medium sized businesses within its primary service area.  The Company’s commercial lending activity extends across its primary service areas of Grant, Hardy, Hampshire, Mineral, Randolph, Tucker and Pendleton counties in West Virginia and Frederick County, Virginia.  Consistent with the Company’s focus on providing community-based financial services, the Company does not attempt to diversify its loan portfolio geographically by making significant amounts of loans to borrowers outside of its primary service area.

The table below summarizes the Company’s loan portfolio at December 31, 2009, 2008, 2007, 2006 and 2005 (in thousands of dollars):

	At December 31,
	2009	2008	2007	2006	2005
Real estate mortgage	$162,619	$156,877	$169,122	$164,243	$153,646
Real estate construction	30,759	27,210	15,560	14,828	12,201
Commercial	97,606	97,709	79,892	70,408	57,908
Installment	44,499	43,958	45,625	43,337	46,265
Total Loans	335,483	325,754	310,199	292,816	270,020

Allowance for loan losses	(4,021)	(3,667)	(3,577)	(3,482)	(3,129)

Net Loans	$331,462	$322,087	$306,622	$289,334	$266,891

Commercial loan balances include certain loans secured by commercial real estate. As of December 31, 2009 the Company maintained balances of loans secured by real estate of $274,610,000 or 81.86% of total loans compared to $261,289,000 or 80.21% of total loans at December 31, 2008.  The increase in real estate secured loans of $13,321,000 during 2009 exceeds the increase in total loans of $9,729,000 during 2009.

There were no foreign loans outstanding during any of the above periods.

The following table illustrates the Company’s loan maturity distribution as of December 31, 2009 (in thousands of dollars):

	Maturity Range
	Less than 1 Year	1-5 Years	Over 5 Years	Total
Loan Type
Commercial	$34,241	$20,615	$42,750	$97,606
Real estate mortgage and construction	61,927	42,567	88,884	193,378
Installment	14,017	25,287	5,195	44,499
Total Loans	$110,185	$88,469	$136,829	$335,483

Credit Quality

The principal economic risk associated with each of the categories of loans in the Company’s portfolio is the creditworthiness of its borrowers.  Within each category, such risk is increased or decreased depending on prevailing economic conditions.  The risk associated with the real estate mortgage loans and installment loans to individuals varies based upon employment levels, consumer confidence, fluctuations in value of residential real estate and other conditions that affect the ability of consumers to repay indebtedness.  The risk associated with commercial, financial and agricultural loans varies based upon the strength and activity of the local economies of the Company’s market areas.  The risks associated with real estate construction loans vary based upon the supply of and demand for the type of real estate under construction.

Index

An inherent risk in the lending of money is that the borrower will not be able to repay the loan under the terms of the original agreement.  The allowance for loan losses (see subsequent section) provides for this risk and is reviewed at least quarterly for adequacy.  This review also considers concentrations of loans in terms of geography, business type or level of risk.  While lending is geographically diversified within the service area, the Company does have some concentration of loans in the area of agriculture (primarily poultry farming), and the timber and coal extraction industries. The Company recognizes these concentrations and considers them when structuring its loan portfolio.

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

The following table summarizes the Company’s non-performing loans (in thousands of dollars):

	At December 31,
	2009	2008	2007	2006	2005
Loans accounted for on a non-accrual basis
Consumer	$269	$180	$71	$83	$124
Commercial	90	0	0	0	0
Real estate	2,208	1,166	845	161	619
Total Non-accrual Loans	2,567	1,346	916	244	743

Restructured Loans	1,836	705	198	0	0

Loans delinquent 90 days or more
Consumer	167	575	497	122	74
Commercial	90	65	3	0	966
Real estate	1,935	2,832	1,744	1,335	149
Total delinquent loans	2,192	3,472	2,244	1,457	1,189

Total Non-performing loans	$6,595	$5,523	$3,358	$1,701	$1,932

The carrying value of real estate acquired through foreclosure was $3,223,000 at December 31, 2009 and $1,359,000 at December 31, 2008. The Company's practice is to value real estate acquired through foreclosure at the lower of (i) an independent current appraisal or market analysis less anticipated costs of disposal, or (ii) the existing loan balance.   The Company does not anticipate further losses from the disposal of other real estate owned.

Because of its large impact on the local economy, the Company continues to monitor the economic health of the poultry industry. The Company has direct loans to poultry growers and the industry is a large employer in the Company’s trade area. In recent periods, the Company’s loan portfolio has also begun to reflect a concentration in loans collateralized by heavy equipment, particularly in the trucking, mining and timber industries. Because of the impact of the slowing economic conditions on the housing market, the timber sector has experienced a recent downturn. However, the Company has experienced no material losses related to foreclosures of loans collateralized by assets typical to the timber harvest industry. While close monitoring of this sector is necessary, the Company expects no significant losses in the foreseeable future.

Allowance For Loan Losses

The allowance for loan losses is an estimate of the losses in the current loan portfolio. The allowance is based on two principles of accounting:  (i) ASC 450, “Contingencies” which requires that losses be accrued when they are probable of occurring and estimable and (ii) ASC 310, “Receivables”, which requires that loans be identified which have characteristics of impairment as individual risks, (e.g. the collateral, present value of cash flows or observable market values are less than the loan balance).

Index

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

A summary of the loans which the Company has identified as impaired follows (in thousands of dollars):

December 31, 2009
		Identified
Loan Type	Balance	Impairment
Consumer mortgage	$2,124	$335
Commercial	276	66
Commercial mortgage	689	87
Installment	336	174
	$3,425	$662

The second step is to identify loans above a certain threshold, which are problem loans due to the borrowers' payment history or deteriorating financial condition.  Losses in this category are determined based on historical loss rates adjusted for current economic conditions.  The final step is to calculate a loss for the remainder of the portfolio using historical loss information for each type of loan classification which are also adjusted for current economic conditions. The determination of specific allowances and weighting is somewhat subjective and actual losses may be greater or less than the amount of the allowance.  However, the Company believes that the allowance represents a fair assessment of the losses that exist in the current loan portfolio.

The required level of the allowance for loan losses is computed quarterly and the allowance adjusted prior to the issuance of the quarterly financial statements.  All loan losses charged to the allowance are approved by the boards of directors of each Bank at their regular meetings.  In addition, the Company’s audit committee periodically reviews the allowance methodology for consistency and reasonableness.  Also, both banks have outsourced independent loan review performed at least annually the results of which are reviewed by both bank boards and the Company’s audit committee with changes factored into the allowance calculations.  Independent outsourced loan review considers the adequacy of loan underwriting, asset quality, the accuracy of the banks’ loan risk ratings and the appropriateness of specific reserves as well as the overall reasonableness of the allowance for loan losses.  The allowance is reviewed for adequacy after considering historical loss rates, current economic conditions (both locally and nationally) and any known credit problems that have not been considered under the above formula.

The Company has analyzed the potential risk of loss on the Company's loan portfolio given the loan balances and the value of the underlying collateral and has recognized losses where appropriate. Non-performing loans are closely monitored on an ongoing basis as part of the Company's loan review process.

During 2009, the Company’s experienced level of net charge-offs, as compared to gross loan balances, was significantly greater than that experienced in 2008.  As a result of the impact of increased net charge-offs, an increase in specific reserves as well as continued increases in loan balances, the Company’s provision for loan losses during 2009 was $955,000 greater than in 2008. The Company’s ratio of allowance for loan losses to gross loans increased from 1.13% at December 31, 2008 to 1.20% at December 31, 2009.  At December 31, 2009, the ratio of the allowance for loan losses to non-performing loans was 60.97% compared to 66.40% at December 31, 2008. No loss is expected for loans classified as troubled-debt restructurings in the table above. When considering the removal of restructured loans from the non-performing assets, the coverage ratio increases to 84.49% at Decmeber 31, 2009 from 76.11% at December 31, 2008.  These loans are performing in accordance with their restructured terms and were not on non-accrual at December 31, 2009.

Index

Cumulative net loan losses, after recoveries, for the five-year period ending December 31, 2009 are as follows (in thousands of dollars):

	Dollars	Percent of Total
Commercial	$1,180	31%
Real Estate	631	16%
Consumer	2,031	53%
Total	$3,842

An analysis of the changes in the allowance for loan losses is set forth in the following table (in thousands of dollars):

	2009	2008	2007	2006	2005
Balance at beginning of period	$3,667	$3,577	$3,482	$3,129	$2,530

Charge-offs:
Commercial loans	492	198	540	27	45
Real estate loans	445	228	47	1	8
Consumer loans	863	524	494	551	567
Total Charge-offs:	1,800	950	1,081	579	620

Recoveries:
Commercial loans	10	20	59	5	28
Real estate loans	72	2	4	20	0
Consumer loans	208	109	276	225	150
Total Recoveries	290	131	339	250	178

Net Charge-offs	1,510	819	742	329	442

Provision for loan losses	1,864	909	837	682	875
Other additions	0	0	0	0	166

Balance at end of period	$4,021	$3,667	$3,577	$3,482	$3,129

Percent of net charge-offs to average net loans outstanding during the period	.46%	.26%	.24%	.11%	.17%

The table below shows the allocation of loans in the loan portfolio and the corresponding amounts of the allowance allocated by loan type (dollar amounts in thousands of dollars):

	At December 31,
	2009		2008		2007		2006		2005
	Amount	Percent of Loans	Amount	Percent of Loans	Amount	Percent of Loans	Amount	Percent of Loans	Amount	Percent of Loans
Commercial	$1,669	29%	$1,349	30%	$1,140	26%	$1,492	24%	$900	21%
Mortgage	1,034	58%	994	57%	1,200	59%	996	61%	1,139	62%
Consumer	1,220	13%	1,285	13%	1,172	15%	967	15%	1,082	17%
Unallocated	98		39		65		27		8
Totals	$4,021	100%	$3,667	100%	$3,577	100%	$3,482	100%	$3,129	100%

Index

As certain loans identified as impaired are paid current, collateral values increase or loans are removed from watch lists for other reasons, and as other loans become identified as impaired, the allocation of the allowance among the loan types may change.  The allocation also changes because delinquency levels within each of the respective portfolios change.  The Company feels that the allowance is a fair representation of the losses present in the portfolio given historical loss trends, economic conditions and any known credit problems as of any quarter's end. The Company believes that the allowance is to be taken as a whole, and allocation between loan types is an estimation of potential losses within each type given information known at the time.

The above figures act as the beginning for the allocation of overall allowances.  Additional changes have been made in the allocation of the allowance to address unknowns and contingent items. The unallocated portion is not computed using a specific formula and is the Company’s best estimate of what should be allocated for contingencies in the current portfolio.

Non-Interest Income

2009 Compared to 2008

Non-interest income decreased 6.19%, or $167,000 from 2009 to 2008.

Of this decrease, a large portion related to the recording of non-recurring income items in 2009 as compared to 2008. Further discussions of non-recurring income, net of non-recurring losses, for 2009 as compared to 2008, is found in the overview section above. In addition, the increases in non-recurring income items, slight decreases in service charges on deposit accounts and life insurance investment income comprise the largest portion of the decrease in non-interest income.

Service charges on deposit accounts decreased 1.60% from 2008 to 2009 as customers became more fee conscious of costs related to non-sufficient funds charges. During the latter part of 2007, The Grant County Bank implemented what is commonly referred to as a “courtesy overdraft” program which led to increases in service charges on deposit accounts in 2008 and 2007.  This income has now stabilized and is not expected to increase at the rate previously experienced.

Earnings on life insurance investment income decreased $48,000 from 2008 to 2009.  This income is tied to the Company’s investments in life insurance contracts as explained in Note Twenty of the consolidated financial statements.

Net insurance earnings and commissions decreased $59,000 from 2008 to 2009. Insurance earnings for the Company consist of commissions earned by the subsidiary banks on life and accident and health insurance sold in relation to the extension of credit and insurance revenues, net of benefits paid, expense allowances and policy and claim reserves earned by the life insurance subsidiary.  As the Company’s balances of installment loans and the new volume of installment loans, which are primary markets for credit life and accident and health insurance, have decreased over the past several years, gross revenues from insurance earnings have decreased. In relation to this decrease, required policy reserves have also declined.  The table below illustrates the components of insurance commissions and income for 2008 and 2009 (in thousands of dollars).

	2009	2008	Increase (Decrease)
Revenues
Gross commissions and insurance revenues	$195	$303	$(108)

Expenses
Benefits Paid	44	23	21
Changes in required policy and claim reserves	(90)	(38)	(52)
Expense allowance	89	107	(18)
Total Expenses	43	92	(49)

Net insurance income	$152	$211	$59

Index

Non-interest Expense

2009 compared to 2008

Non-interest expense increased 5.55% in 2009 as compared to 2008.

Changes in salary and benefits expense

The following table compares the components of salary and benefits expense for the twelve month periods ended December 31, 2009 and 2008 (in thousands of dollars):

Salary and Benefits Expense
	2009	2008	Increase (Decrease)
Employee salaries	$4,443	$4,198	$245
Employee benefit insurance	976	878	98
Payroll taxes	352	346	6
Post retirement plans	803	866	(63)
Total	$6,574	$6,288	$286

The table below illustrates the change in salary expense between 2009 compared to salary expense for 2008 occurring because of increases in average pay per employee and increases in the average number of full time employees (in thousands of dollars):

Amount
Changes due to increase in average cost per full time equivalent employee	$443
Changes due to decrease in the average full time equivalent employees for the periods	(198)
Total increase in salary expense	$245

Increases in average cost per full-time employee are primarily due to merit pay increases in non-executive compensation as well as an increase in benefit expense.

Changes in data processing expense

Data processing expense decreased 19.24%. The Company has moved toward increased electronic transfer of information between branch locations, converted to a different outsourced system and centralized data processing locations.  Data processing costs have been significantly reduced for 2009 as compared to 2008 as a result of a $10,000 data processing monthly credit from the vendor that expired at the end of November 2009.  Excluding this credit data processing expense decreased 6.18% from 2008 to 2009.

Changes in occupancy and equipment expense

The following table illustrates the components of occupancy and equipment expense for the twelve month periods ended December 31, 2009 and 2008 (in thousands of dollars):

	2009	2008	Increase (Decrease)
Depreciation of buildings and equipment	$672	$702	$(30)
Maintenance expense on buildings and equipment	401	439	(38)
Utilities expense	121	94	27
Real estate and personal property tax	101	88	13
Other expense related to occupancy and equipment	90	95	(5)
Total occupancy and equipment expense	$1,385	$1,418	$(33)

Changes in miscellaneous non-interest expense

Directors fees increased by 13.20% during 2009 due primarily to an increase in the overall rate paid per meeting attended.  Legal and professional fees decreased slightly by $8,000 or 1.72% from 2008 to 2009.  The table below illustrates components of other non interest expense for 2009 and 2008 (in thousands of dollars). The primary driver of the increase in miscellaneous non-interest expense is related to the $499,000 or 648.05% increase in FDIC premiums for 2009 compared to 2008.  Significant other non-interest expense are in the following table:

Index

	2009	2008	Increase (Decrease)
Office supplies and postage & freight expense	487	502	(15)
ATM expense	192	193	(1)
Advertising and marketing expense	159	189	(30)
Amortization of intangible assets	194	182	12
Franchise taxes	110	125	(15)
FDIC assessment	576	77	499
Miscellaneous components of other non-interest expense	836	782	54
Total	$2,554	$2,050	$504

Securities Portfolio

The Company's securities portfolio serves several purposes.  Portions of the portfolio are used to secure certain public deposits.  The remaining portfolio is held as investments or used to assist the Company in liquidity and asset liability management.  Total securities, including restricted securities, represented 7.14% of total assets and 70.30% of total shareholders’ equity at December 31, 2009.

The securities portfolio typically will consist of three components: securities held to maturity, securities available for sale and restricted securities.  Securities are classified as held to maturity when the Company has the intent and the ability at the time of purchase to hold the securities to maturity. Held to maturity securities are carried at cost, adjusted for amortization of premiums and accretion of discounts. Securities to be held for indefinite periods of time are classified as available for sale and accounted for at market value. Securities available for sale include securities that may be sold in response to changes in market interest rates, changes in the security's prepayment risk, increases in loan demand, general liquidity needs and other similar factors. Restricted securities are those investments purchased as a requirement of membership in certain governmental lending institutions and cannot be transferred without the issuer’s permission.  The Company's purchases of securities have generally been limited to securities of high credit quality with short to medium term maturities.

The Company identifies at the time of acquisition those securities that are available for sale. These securities are valued at their market value with any difference in market value and amortized cost shown as an adjustment in stockholders' equity.  Changes within the year in market values are reflected as changes in other comprehensive income, net of the deferred tax effect.  As of December 31, 2009, the fair value of the securities available for sale exceed their cost basis by $513,000 ($323,000 after tax effect of $190,000).

The table below summarizes the carrying value of the Company’s securities at December 31, 2009, 2008 and 2007 (in thousands of dollars):

	Available for Sale Carrying Value December 31,
	2009	2008	2007
U.S. Treasuries and Agencies	$12,426	$7,726	$15,245
Mortgage backed securities	5,836	10,342	7,784
State and municipals	3,946	3,609	3,039
Certificates of deposit	4,703	0	0
Marketable equities	25	15	22
Total	$26,936	$21,692	$26,090

Index

The carrying amount and estimated market value of debt securities (in thousands of dollars) at December 31, 2009 by contractual maturity are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value	Equivalent Average Yield

Securities Available for Sale
Due in 3 months through one year	$4,329	$4,385	2.64%
Due after one year through five	16,124	16,365	2.20%
Due five years through ten years	325	326	4.47%
Mortgage backed securities	5,630	5,835	5.06%
Equity securities with no maturity	15	25
Total Available For Sale	$26,423	$26,936	2.91%

Yields on tax exempt securities are stated at actual yields.

Any changes in market values of securities deemed by management to be attributable to reasons other than changes in market rates of interest would be recorded through results of operations.  It is the Company’s determination that all securities held at December 31, 2009 which have fair values less than the amortized cost, have these gross unrealized losses related to increases in the current interest rates for similar issues of securities, and that no material impairment for any securities in the portfolio exists because of downgrades of the securities or as a result of a change in the financial condition of any of the issuers. A summary of the length of time of unrealized losses for all securities held at December 31, 2009 can be found in the footnotes to the consolidated financial statements. The Company reviews all securities with unrealized losses, and all securities in the portfolio on a regular basis to determine whether the potential for other than temporary impairment exists. One of the criteria for making this determination is the rating given to each bond by the major ratings agencies Moodys and Standard & Poors.

A summary of the Company’s securities portfolio at December 31, 2009, based on the ratings of the securities in the portfolio given by these ratings agencies is shown below (in thousands of dollars):

		Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
Ratings Provided by Ratings Agencies
Moody’s	S&P

U.S. Treasuries and Agencies
Aaa	AAA	$12,250	$177	$1	$12,426

Mortgage Backed Securities
Aaa	AAA	$5,630	$206	$0	$5,836

State and Municipals
Aaa	AA+	$2,026	$41	$0	$2,067
Aa3	AAA	335	23	0	358
Aa3	A+	511	40	0	551
Aa3	No Rating	140	7	0	147
A3	No Rating	140	1	0	141
Baa1	A	130	0	0	130
No Rating	No Rating	550	2	0	552

Marketable Equities
No Rating		$15	$10	$0	$25

Index

Deposits

The Company's primary source of funds is local deposits.  The Company's deposit base is comprised of demand deposits, savings and money market accounts and other time deposits. The majority of the Company's deposits are provided by individuals and businesses located within the communities served.

Total balances of deposits increased 10.62% from December 31, 2008 to December 31, 2009.

A summary of the maturity range of time deposits over $100,000 is as follows (in thousands of dollars):

	At December 31,
	2009	2008	2007
Three months or less	$11,133	$12,136	$19,609
Four to twelve months	36,512	32,828	30,204
One year to three years	23,447	14,127	10,067
Four years to five years	4,504	5,688	5,606
Total	$75,596	$64,779	$65,486

Debt Instruments

Long-Term Borrowings

The Company borrows funds from the Federal Home Loan Bank (“FHLB”) to reduce market rate risks or to provide operating liquidity.  The Company typically will initiate these borrowings in response to a specific need for managing market risks or for a specific liquidity need and will attempt to match features of these borrowings to best suit the specific need. Therefore, the borrowings on the Company’s balance sheet as of December 31, 2009 and throughout the twelve month period ended December 31, 2009 have varying features of amortization or single payment with periodic, regular interest payment and also have interest rates which vary based on the terms and on the features of the specific borrowing. More information regarding the Company’s FHLB advances can be found in Note Thirteen of the consolidated financial statements.

Short-Term Borrowings

As it becomes necessary for short-term liquidity needs and when beneficial for assisting in managing profitability the Company will periodically utilize either the FHLB or other available credit facilities for overnight or other short term borrowings. The use of short-term debt instruments is not a frequently utilized borrowing mechanism of the Company; however, during the third and fourth quarters of 2008, circumstances prescribed use of these borrowing facilities. At December 31, 2009, the Company had no balance in overnight and other short-term borrowings.

Capital Resources

The assessment of capital adequacy depends on a number of factors such as asset quality, liquidity, earnings performance and changing competitive conditions and economic forces.  The Company seeks to maintain a strong capital base to support growth and expansion activities, to provide stability to current operations, and to promote public confidence.

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

The capital management function is an ongoing process. The Company looks first and foremost to maintain capital levels adequate to satisfy regulatory requirements through earnings retention. The maintenance of capital adequacy is weighed against the management of capital for satisfactory return on equity, typically via use of dividends and/or share repurchases. During 2009, the Company’s capital position increased by $2,023,000 versus a decrease of $1,194,000 during 2008 when the Company purchased treasury stock of $3,372,000. The return on average equity was 8.33% in 2009 compared to 12.38% for 2008. Total cash dividends declared represent 46.19% of net income for 2009

Index

compared to 30.12% for 2008.  Book value per share was $30.98 at December 31, 2009 compared to $29.47 at December 31, 2008.

Liquidity

Operating liquidity is the ability to meet present and future financial obligations. Short-term liquidity is provided primarily through cash balances, deposits with other financial institutions, federal funds sold, non-pledged securities and loans maturing within one year. Additional sources of liquidity available to the Company include, but are not limited to, loan repayments, the ability to obtain deposits through the adjustment of interest rates and the purchasing of federal funds.  To further meet its liquidity needs, the Company also maintains lines of credit with correspondent financial institutions, the Federal Reserve Bank of Richmond, and the Federal Home Loan Bank of Pittsburgh.

Historically, the Company’s primary need for additional levels of operational liquidity has been to fund increases in loan balances. The Company has normally funded increases in loans by increasing deposits and balances of borrowed funds and decreases in secondary liquidity sources such as balances of federal funds sold and balances of securities. The Company maintains credit facilities which are typically sufficient to adequately fulfill any short-term liquidity needs, and management of deposit balances and long term borrowings are utilized for longer term liquidity management. Increases in liquidity requirements may cause the Company to offer above market rates on deposit products to attract new depositors, which would impact the Company’s net interest income.

The Company’s operating funds, funds with which to pay shareholder dividends and funds for the exploration of new business ventures have been supplied primarily through dividends paid by the Company’s two subsidiary Banks, Capon Valley Bank and The Grant County Bank.  The various regulatory authorities impose restrictions on dividends paid by a state bank.  A state bank cannot pay dividends without the consent of the relevant banking authorities in excess of the total net profits of the current year and the combined retained profits of the previous two years.  As of December 31, 2009, the subsidiary Banks could pay dividends to the Company of approximately $4,973,000 without permission of the regulatory authorities.

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

The Company's reported earnings results have been minimally affected by inflation.  The different types of income and expense are affected in various ways.  Interest rates are affected by inflation, but the timing and magnitude of the changes may not coincide with changes in the consumer price index.  The Company actively monitors interest rate sensitivity in order to minimize the effects of inflationary trends on interest rates. Other areas of non-interest expenses may be more directly affected by inflation.

Index

Item 8.	Financial Statements and Supplementary Data

HIGHLANDS BANKSHARES, INC.
CONSOLIDATED BALANCE SHEETS
December 31, 2009 and 2008
(In thousands of dollars)

	2009	2008
ASSETS
Cash and due from banks	$7,062	$7,589
Interest bearing deposits in banks	1,880	502
Federal funds sold	8,936	160
Investment securities available for sale	26,936	21,692
Restricted investments	2,185	2,177
Loans	335,483	325,754
Allowance for loan losses	(4,021)	(3,667)
Bank premises and equipment	9,326	8,031
Interest receivable	1,908	2,164
Investment in life insurance contracts	6,755	6,499
Foreclosed Assets	3,223	1,359
Goodwill	1,534	1,534
Other intangible assets	1,020	1,215
Other assets	5,583	3,286
Total Assets	$407,810	$378,295

LIABILITIES
Deposits
Non-interest bearing deposits	$52,378	$49,604
Interest bearing transaction and savings accounts	73,053	68,610
Time deposits over $100,000	75,596	64,779
All other time deposits	148,850	133,294
Total Deposits	349,877	316,287

Overnight and other short-term debt instruments	0	4,800
Long-term debt instruments	10,866	11,317
Accrued expenses and other liabilities	5,645	6,492
Total Liabilities	366,388	338,896

STOCKHOLDERS’ EQUITY
Common Stock, $5 par value, 3,000,000 shares authorized, 1,436,874 shares issued	7,184	7,184
Surplus	1,662	1,662
Treasury stock (100,001 shares, at cost)	(3,372)	(3,372)
Retained earnings	36,963	35,157
Accumulated other comprehensive loss	(1,015)	(1,232)
Total Stockholders’ Equity	41,422	39,399

Total Liabilities and Stockholders’ Equity	$407,810	$378,295

The accompanying notes are an integral part of these financial statements.

Index

HIGHLANDS BANKSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 2009 and 2008
(in thousands of dollars, except per share data)

	2009	2008
Interest and Dividend Income
Loans, including fees	$23,368	$24,809
Federal funds sold	20	234
Interest bearing deposits	7	44
Investment securities	879	1,116
Total Interest Income	24,274	26,203

Interest Expense
Interest on deposits	7,315	8,357
Interest on overnight and other short term debt instruments	7	19
Interest on long term debt instruments	519	490
Total Interest Expense	7,841	8,866

Net Interest Income	16,433	17,337

Provision for Loan Losses	1,864	909

Net Interest Income after Provision for Loan Losses	14,569	16,428

Non-interest Income
Service charges	1,718	1,746
Life insurance investment income	233	281
Gain (loss) on securities transactions	(7)	110
Gain on sale of foreclosed property	80	4
Gain on sale of fixed assets	2	32
Other operating income	506	526
Total Non-interest Income	2,532	2,699

Non-interest Expenses
Salaries and benefits	6,574	6,288
Occupancy and equipment expense	1,385	1,418
Data processing expense	680	842
Legal and professional fees	457	465
Directors fees	403	356
Other operating expenses	2,554	2,050
Total Non-interest Expenses	12,053	11,419

Income Before Income Tax Expense	5,048	7,708

Income Tax Expense	1,692	2,738

Net Income	$3,356	$4,970

Earnings Per Weighted Average Share Outstanding	$2.51	$3.59
Dividends Per Share	$1.16	$1.08
Weighted Average Shares Outstanding	1,336,873	1,383,214

The accompanying notes are an integral part of these financial statements.

Index

HIGHLANDS BANKSHARES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands of dollars)

	Common Stock	Surplus	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balances at January 1, 2008	$7,184	$1,662	$0	$32,032	$(285)	$40,593
Cumulative effect adjustment to Retained earnings for change in Accounting principle				(348)		(348)

Comprehensive income:
Net income				4,970		4,970
Change in other comprehensive income					(947)	(947)
Total comprehensive income						4,023

Purchase of treasury stock			(3,372)			(3,372)
Cash dividends				(1,497)		(1,497)

Balances at December 31, 2008	7,184	1,662	(3,372)	35,157	(1,232)	39,399

Comprehensive income:
Net income				3,356		3,356
Change in other comprehensive income					217	217
Total comprehensive income						3,573

Cash dividends				(1,550)		(1,550)

Balances at December 31, 2009	$7,184	$1,662	$(3,372)	$36,963	$(1,015)	$41,422

The accompanying notes are an integral part of these financial statements.

Index

HIGHLANDS BANKSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2009 and 2008
(In thousands of dollars)

	Years Ended December 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$3,356	$4,970
Adjustments to reconcile net income to net cash provided by operating activities
(Gain) loss on securities transactions	7	(110)
(Gain) on sale of property and equipment	(2)	(32)
(Gain) on sale of OREO	(80)	(4)
Depreciation	672	702
Income from life insurance contracts	(233)	(281)
Net amortization of securities premiums	95	32
Provision for loan losses	1,864	909
Write-down on OREO property	107	0
Deferred income tax expense (benefit)	120	(65)
Amortization of intangibles	195	182
Decrease in interest receivable	256	109
Increase in other assets	(2,348)	(2,284)
Increase (decrease) in accrued expenses	(881)	946
Net purchase of intangible assets	0	175
Net Cash Provided by Operating Activities	3,128	5,248

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of OREO and fixed assets	1,095	46
Proceeds from maturity of securities available for sale	12,357	17,096
Purchase of securities available for sale	(17,542)	(12,537)
Net change in other investments	(9)	(679)
Net change in interest bearing deposits in other banks	(1,378)	1,351
Net change in federal funds sold	(8,776)	14,086
Net increase in loans	(14,224)	(16,374)
Settlement on insurance contract, net of gain	0	82
Purchase of property and equipment	(1,967)	(643)
Net Cash Provided by (Used in) Investing Activities	(30,444)	2,428

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in time deposits	26,373	(3,324)
Net change in other deposit accounts	7,217	(4,127)
Additional long-term debt	0	1,500
Repayment of long-term debt	(451)	(2,002)
Additional (repayment of) short-term borrowings	(4,800)	4,800
Purchase of treasury stock	0	(3,372)
Dividends paid in cash	(1,550)	(1,497)
Net Cash Provided by (Used in) Financing Activities	26,789	(8,022)

CASH AND CASH EQUIVALENTS
Net (decrease) in cash and due from banks	(527)	(346)
Cash and due from banks, beginning of year	7,589	7,935

Cash and due from banks, end of year	$7,062	$7,589

Supplemental Disclosures, Cash Paid For:
Interest Expense	$8,028	$9,147
Income Taxes	$1,511	$2,827

The accompanying notes are an integral part of these financial statements

Index

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

(b)	Use of Estimates in the Preparation of Financial Statements

In preparing the consolidated financial statements in conformity with accounting principles generally accepted in the United States, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimates.  A material estimate that is particularly susceptible to significant changes in the near term is the determination of the allowance for loan losses, which is sensitive to changes in local economic conditions.

(c)	Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, cash and cash equivalents include cash on hand and non-interest bearing funds at correspondent institutions.

(d)	Foreclosed Real Estate

The components of foreclosed real estate are adjusted to the fair value of the property at the time of acquisition, less estimated costs of disposal.  The current year provision for a valuation allowance has been recorded as an expense to current operations.

(e)	Loans

Loans are carried on the balance sheet net of unearned interest and allowance for loan losses.  Interest income on loans is determined using the effective interest method based on the daily amount of principal outstanding except where serious doubt exists as to collectability of the loan, in which case the accrual of income is discontinued. Loans are placed on non-accrual status or charged off if collection of principal or interest becomes doubtful. The interest on these loans is accounted for on a cash-basis or cost-recovery method until qualifying for return to accrual status. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and the loan is performing as agreed.

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

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions.  This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

The allowance for loan losses includes two basic components: estimated credit losses on individually evaluated loans that are determined to be impaired (allocated component) and estimated credit losses inherent in the remainder of the loan portfolio (general component). For those loans that are classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan.  The general component covers nonclassifed loans and is based on historical charge-off experience and expected loss given default derived from each subsidiary banks internal risk rating process.  Other adjustments may be made to the allowance for pools of loans after an assessment of internal or external influences on credit quality that are not fully reflected in the historical loss or risk rating data.

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payment of principal or interest when due according to the contractual terms of the loan agreement.  Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due.  Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired.  Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.

Authoritative accounting guidance does not specify how an institution should identify loans that are to be evaluated for collectibility, nor does it specify how an institution should determine that a loan is impaired. Each subsidiary of the Company uses its standard loan review procedures in making those judgments so that allowance estimates are based on a comprehensive analysis of the loan portfolio. For loans that are individually evaluated and found to be impaired, the associated allowance is based upon the estimated fair value, less costs to sell, of any collateral securing the loan as compared to the existing balance of the loan as of the date of analysis.

Index

All other loans, including individually evaluated loans determined not to be impaired, are included in a group of loans that are measured under the general component of the allowance for loan losses to provide for estimated credit losses that have been incurred on groups of loans with similar risk characteristics. The methodology for measuring estimated credit losses on groups of loans with similar risk characteristics is based on each group’s historical net charge-off rate, adjusted for the effects of the qualitative or environmental factors that are likely to cause estimated credit losses as of the evaluation date to differ from the group’s historical loss experience.

(h)	Per Share Calculations

Earnings per share are based on the weighted average number of shares outstanding.

(i)	Bank Premises and Equipment

Land is carried at cost.  Bank premises and equipment are stated at cost less accumulated depreciation. Assets acquired in the acquisition of Davis have been recorded at their fair value.  Depreciation is charged to income over the estimated useful lives of the assets using a combination of the straight line and accelerated methods. The costs of maintenance, repairs, renewals, and improvements to buildings, equipment and furniture and fixtures are charged to operations as incurred.  Gains and losses on routine dispositions are reflected in other income or expense.

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

The Company has invested in and owns life insurance policies on certain officers. The policies are designed so that the Company recovers the interest expenses associated with carrying the policies and the officer will, at the time of retirement, receive any earnings in excess of the amounts earned by the Company. The Company recognizes as an asset the net amount that could be realized under the insurance contract as of the balance sheet date. This amount represents the cash surrender value of the policies less applicable surrender charges. The portion of the benefits which will be received by the executives at the time of their retirement is considered, when taken collectively, to constitute a retirement plan. Authoritative accounting guidance requires that an employers' obligation under a deferred compensation agreement be accrued over the expected service life of the employee through their normal retirement date. Assumptions are used in estimating the present value of amounts due officers after their normal retirement date.  These assumptions include the estimated income to be derived from the investments and an estimate of the Company’s cost of funds in these future periods.  In addition, the discount rate used in the present value calculation will change in future years based on market conditions.

(l)	Advertising

Advertising costs are expensed as they are incurred.  Advertising expense for the years ended December 31, 2009 and 2008 was $159,000 and $ 189,000, respectively.

(m)	Goodwill and Other Intangible Assets

In accordance with authoritative accounting guidance, goodwill is not amortized over an estimated useful life, but rather will be tested at least annually for impairment. Core deposit and other intangible assets include premiums paid for acquisitions of core deposits (core deposit intangibles) and other identifiable intangible assets.  Intangible assets other than goodwill, which are determined to have finite lives, are amortized based upon the estimated economic benefits received.

Core deposit and other intangible assets include premiums paid for acquisitions of core deposits (core deposit intangibles) and other identifiable intangible assets related to business acquisitions. In addition to the intangible

Index

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

At December 31, 2009 there was no liability for unrecognized tax benefits.

(o)	Reclassifications

Certain reclassifications have been made to prior period balances to conform with the current year’s presentation format.

(p)	Recent Accounting Standards

Adoption of New Accounting Standards

In June 2009, FASB issued new accounting guidance related to U.S. GAAP (FASB ASC 105, Generally Accepted Accounting Principles).  This guidance establishes FASB ASC as the source of authoritative U.S. GAAP recognized by FASB to be applied by nongovernmental entities.  Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants.  FASB ASC supersedes all existing non-SEC accounting and reporting standards.  All other nongrandfathered, non-SEC accounting literature not included in FASB ASC has become nonauthoritative.  FASB will no longer issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts.  Instead, it will issue Accounting Standards Updates (ASUs), which will serve to update FASB ASC, provide background information about the guidance and provide the basis for conclusions on the changes to FASB ASC.  FASB ASC is not intended to change U.S. GAAP or any requirements of the SEC.

The Company adopted new guidance impacting Financial Accounting Standards Board Topic 805: Business Combinations (Topic 805) on January 1, 2009. This guidance requires the acquiring entity in a business combination to recognize the full fair value of assets acquired and liabilities assumed in the transaction (whether a full or partial acquisition); establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; requires expensing of most transaction and restructuring costs; and requires the acquirer to disclose to investors and other users all of the information needed to evaluate and

Index

understand the nature and financial effect of the business combination. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued new guidance impacting Topic 805. This guidance addresses application issues raised by preparers, auditors, and members of the legal profession on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. This guidance was effective for business combinations entered into on or after January 1, 2009. This guidance did not have a material impact on the Company’s consolidated financial statements.

In December 2008, the FASB issued new guidance impacting FASB Topic 715-20: Compensation Retirement Benefits – Defined Benefit Plans – General. The objectives of this guidance are to provide users of the financial statements with more detailed information related to the major categories of plan assets, the inputs and valuation techniques used to measure the fair value of plan assets and the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets for the period, as well as how investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and strategies. The disclosures about plan assets required by this guidance are included in Note 15 of the Company’s consolidated financial statements.

In April 2009, the FASB issued new guidance impacting FASB Topic 820: Fair Value Measurements and Disclosures (Topic 820). This interpretation provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. This also includes guidance on identifying circumstances that indicate a transaction is not orderly and requires additional disclosures of valuation inputs and techniques in interim periods and defines the major security types that are required to be disclosed. This guidance was effective for interim and annual periods ending after June 15, 2009, and should be applied prospectively. The adoption of the standard did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued new guidance impacting FASB Topic 320-10: Investments – Debt and Equity Securities. This guidance amends GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This guidance was effective for interim and annual periods ending after June 15, 2009, with earlier adoption permitted for periods ending after March 15, 2009. The Company did not have any cumulative effect adjustment related to the adoption of this guidance.

In May 2009, the FASB issued new guidance impacting FASB Topic 855: Subsequent Events. This update provides guidance on management’s assessment of subsequent events that occur after the balance sheet date through the date that the financial statements are issued. This guidance is generally consistent with current accounting practice. In addition, it requires certain additional disclosures. This guidance was effective for periods ending after June 15, 2009 and had no impact on the Company’s consolidated financial statements.

In August 2009, the FASB issued new guidance impacting Topic 820. This guidance is intended to reduce ambiguity in financial reporting when measuring the fair value of liabilities. This guidance was effective for the first reporting period (including interim periods) after issuance and had no impact on the Company’s consolidated financial statements.

In September 2009, the FASB issued new guidance impacting Topic 820. This creates a practical expedient to measure the fair value of an alternative investment that does not have a readily determinable fair value. This guidance also requires certain additional disclosures. This guidance is effective for interim and annual periods ending after December 15, 2009. Adoption of the standard did not have a material impact on the Company’s consolidated financial statements

In October 2009, the Securities and Exchange Commission issued Release No. 33-99072, Internal Control over Financial Reporting in Exchange Act Periodic Reports of Non-Accelerated Filers. Release No. 33-99072 delays the requirement for non-accelerated filers to include an attestation report of their independent auditor on internal control over financial reporting with their annual report until the fiscal year ending on or after June 15, 2010.

In January 2010, the FASB issued ASU 2010-02, Consolidation (Topic 810): Accounting and reporting for Decreases in Ownership of a Subsidiary – a Scope Clarification. ASU 2010-02 amends Subtopic 810-10 to address implementation issues related to changes in ownership provisions including clarifying the scope of the

Index

decrease in ownership and additional disclosures.  ASU 2010-02 is effective beginning in the period that an entity adopts Statement 160.  If an entity has previously adopted Statement 160, ASU 2010-02 is effective beginning in the first interim or annual reporting period ending on or after December 15, 2009 and should be applied retrospectively to the first period Statement 160 was adopted.   The Company does not expect the adoption of ASU 2010-02 to have a material impact on its consolidated financial statements.

Accounting Standards Not Yet Effective

In June 2009, the FASB issued new guidance relating to the accounting for transfers of financial assets. The new guidance, which was issued as SFAS No. 166, Accounting for Transfers of Financial Assets, an amendment to SFAS No. 140, was adopted into Codification in December 2009 through the issuance of Accounting Standards Updated (ASU) 2009-16. The new standard provides guidance to improve the relevance, representational faithfulness, and comparability of the information that an entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets.  The Company will adopt the new guidance in 2010 and is evaluating the impact it will have, if any, on its consolidated financial statements.

In June 2009, the FASB issued new guidance relating to the variable interest entities.  The new guidance, which was issued as SFAS No. 167, Amendments to FASB Interpretation No. 46(R), was adopted into Codification in December 2009. The objective of the guidance is to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements.  SFAS No. 167 is effective as of January 1, 2010. The Company does not expect the adoption of the new guidance to have a material impact on its consolidated financial statements.

In October 2009, the FASB issued ASU 2009-15, Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing. ASU 2009-15 amends Subtopic 470-20 to expand accounting and reporting guidance for own-share lending arrangements issued in contemplation of convertible debt issuance. ASU 2009-15 is effective for fiscal years beginning on or after December 15, 2009 and interim periods within those fiscal years for arrangements outstanding as of the beginning of those fiscal years. The Company does not expect the adoption of ASU 2009-15 to have a material impact on its consolidated financial statements.

In January 2010, the FASB issued ASU 2010-04, Accounting for Various Topics – Technical Corrections to SEC Paragraphs. ASU 2010-04 makes technical corrections to existing SEC guidance including the following topics: accounting for subsequent investments, termination of an interest rate swap, issuance of financial statements - subsequent events, use of residential method to value acquired assets other than goodwill, adjustments in assets and liabilities for holding gains and losses, and selections of discount rate used for measuring defined benefit obligation. The Company does not expect the adoption of ASU 2010-04 to have a material impact on its consolidated financial statements.

In January 2010, the FASB issued ASU 2010-05, Compensation – Stock Compensation (Topic 718): Escrowed Share Arrangements and the Presumption of Compensation. ASU 2010-05 updates existing guidance to address the SEC staff’s views on overcoming the presumption that for certain shareholders escrowed share arrangements represent compensation.  The Company does not expect the adoption of ASU 2010-05 to have a material impact on its consolidated financial statements.

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. ASU 2010-06 amends Subtopic 820-10 to clarify existing disclosures, require new disclosures, and includes conforming amendments to guidance on employers’ disclosures about postretirement benefit plan assets. ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years.  The Company does not expect the adoption of ASU 2010-06 to have a material impact on its consolidated financial statements.

In February 2010, the FASB issued ASU 2010-08, Technical Corrections to Various Topics. ASU 2010-08 clarifies guidance on embedded derivatives and hedging. ASU 2010-08 is effective for interim and annual

Index

periods beginning after December 15, 2009. The Company does not expect the adoption of ASU 2010-08 to have a material impact on its consolidated financial statements.

No other recent accounting pronouncements had a material impact on the Company’s consolidated financial statements, and it is believed that none will have a material impact on the Company’s operations in future years.

NOTE THREE: SECURITIES

The income derived from taxable and non-taxable securities for the years ended December 31, 2009 and 2008 is shown below (in thousands of dollars):

	Year Ended December 31
	2009	2008
Investment securities, taxable	$728	$987
Investment securities, non-taxable	151	129

The carrying amount and estimated fair value of securities available for sale at December 31, 2009 and 2008 are as follows (in thousands of dollars):

Available for Sale Securities
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
December 31, 2009

U.S. Treasuries and Agencies	$12,250	$177	$1	$12,426
Mortgage backed securities	5,630	206	0	5,836
State and municipals	3,832	114	0	3,946
Certificates of deposit	4,696	9	2	4,703
Marketable equities	15	10	0	25
Total Securities Available for Sale	$26,423	$516	$3	$26,936

December 31, 2008

U.S. Treasuries and Agencies	$7,504	$222	$0	$7,726
Mortgage backed securities	10,211	148	17	10,342
State and municipals	3,596	29	16	3,609
Marketable equities	28	---	13	15
Total Securities Available for Sale	$21,339	$399	$46	$21,692

Index

The carrying amount and fair value of debt securities at December 31, 2009, by contractual maturity are shown below (in thousands of dollars). Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Securities Available for Sale
	Amortized Cost	Fair Value
Due in one year or less	$4,329	$4,386
Due after one year through five years	16,124	16,363
Due after five years through ten years	325	326
Mortgage backed securities	5,630	5,836
Equity securities with no maturity	15	25

Total Securities Available for Sale	$26,423	$26,936

Securities having a carrying value of $4,991,000 at December 31, 2009 and $5,632,000 at December 31, 2008 were pledged to secure public deposits and for other purposes required by law.

Information pertaining to securities with gross unrealized losses at December 31, 2009 and 2008, aggregated by investment category and length of time that individual securities have been in a continuous loss position is shown in the table below (in thousands of dollars):

	Total		Less than 12 Months		12 Months or Greater
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
December 31, 2009
Investment Category
U.S. Treasuries and Agencies	$999	$(1)	$999	$(1)	$0	$(0)
Mortgage backed securities	24	(0)	24	0	0	(0)
Certificates of deposit	246	(2)	246	(2)	0	(0)
Marketable equities	0	(0)	0	(0)	0	(0)
Total	$1,269	$(3)	$1,269	$(3)	$0	$(0)

December 31, 2008
Investment Category
U.S. Treasuries and Agencies	$0	$0	$0	$0	$0	$0
Mortgage backed securities	1,225	(17)	1,156	(16)	69	(1)
State and municipals	1,908	(16)	1,708	(15)	200	(1)
Marketable equities	15	(13)	0	0	15	(13)
Total	$3,148	$(46)	$2,864	$(31)	$284	$(15)

Index

The number of securities available for sale that were in an unrealized loss position at December 31, 2009 is summarized in the table below:

	Total	Loss Position less than 12 Months	Loss Position greater than 12 Months
U.S. Treasuries and Agencies	1	1	0
Mortgage backed securities	2	2	0
Certificates of deposit	1	1	0
Total	4	4	0

It is management’s determination that all securities held at December 31, 2009, which have fair values less than the amortized cost, have gross unrealized losses related to increases in the current interest rates for similar issues of securities, and that no material impairment for any securities in the portfolio exists because of downgrades of the securities or as a result of a change in the financial condition of any of the issuers.

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

NOTE FIVE: LOANS

Loans outstanding as of December 31, 2009 and 2008 are summarized as follows (in thousands of dollars):

	2009	2008
Commercial	$97,606	$97,709
Real Estate Construction	30,759	27,210
Real Estate Mortgage	162,619	156,877
Consumer Installment	44,499	43,958
Total Loans	$335,483	$325,754

The following is a summary of information pertaining to impaired and non accrual loans at December 31, 2009 and 2008 (in thousands of dollars):

	2009	2008
Year end balance, impaired loans	$3,425	$3,841
Allowance for impairments, year end	662	272
Average balance impaired loans, year ended December 31	3,691	2,333
Income recorded on impaired loans, year ended December 31	246	179

No loans were identified as impaired as of December 31 2009 or 2008 for which an allowance was not provided.

Certain loans identified as impaired are placed into non-accrual status, based upon the loans’ performance compared with contractual terms. Not all loans identified as impaired are placed upon non-accrual status. The interest on loans identified as impaired and also placed in non-accrual status and not recognized as income throughout the year, (foregone interest) was $157,000 in 2009.  Foregone interest was of an immaterial amount in 2008.

Index

Balances of non-accrual loans and loans past due ninety days or greater and still accruing interest at December 31, 2009 and 2008 are shown below (in thousands of dollars):

	2009	2008
Non-accrual loans at year end	$2,567	$1,346
Loans past due ninety days or greater and still accruing interest at year end	2,192	3,472

NOTE SIX: EARNINGS PER SHARE

During 2009 and 2008, there were no changes to the outstanding shares of common stock. During the second and third quarters of 2008, the Company purchased, at varying intervals, 100,001 shares of outstanding common stock. The weighted average shares, upon which earnings per share calculations for the twelve month period ended December 31, 2008, were calculated based upon the date repurchased and the number of shares repurchased on that date, as a percentage of the total period represented.

NOTE SEVEN: ALLOWANCE FOR LOAN LOSSES

A summary of the changes in the allowance for loan losses for the years ended December 31, 2009 and 2008 is show below (in thousands of dollars):

	2009	2008
Balance at beginning of year	$3,667	$3,577
Provision charged to operating expenses	1,864	909
Loan recoveries	290	131
Loans charged off	(1,800)	(950)
Balance at end of year	$4,021	$3,667

Allowance for Loan Losses as percentage of outstanding loans at year end	1.20%	1.13%

NOTE EIGHT: BANK PREMISES AND EQUIPMENT

Bank premises and equipment as of December 31, 2009 and 2008 are summarized as follows (in thousands of dollars):

	2009	2008
Land	$2,227	$1,528
Buildings and improvements	8,736	8,288
Furniture and equipment	5,519	4,915

Total Cost	16,482	14,731
Less accumulated depreciation	(7,156)	(6,700)

Net Book Value	$9,326	$8,031

Index

Provisions for depreciation charged to operations during 2009 and 2008 were as follows (in thousands of dollars):

Year	Provision for Depreciation
2009	$672
2008	702

NOTE NINE: RESTRICTIONS ON DIVIDENDS OF SUBSIDIARY BANKS

The principal source of funds of the Company is dividends paid by its subsidiary Banks.  The various regulatory authorities impose restrictions on dividends paid by a state bank.  A state bank cannot pay dividends (without the consent of state banking authorities) in excess of the total net profits (net income less dividends paid) of the current year to date and the combined retained profits of the previous two years. As of December 31, 2009, the Banks could pay dividends to the Company of approximately $4,973,000 without permission of the regulatory authorities.

NOTE TEN: DEPOSITS

At December 31, 2009, the scheduled maturities of time deposits were as follows (in thousands of dollars):

Year	Amount Maturing
2010	$137,548
2011	58,643
2012	15,998
2013	7,057
2014	5,100
2015	100
Total	$224,446

Interest expense on time deposits of $100,000 and over aggregated $2,404,000 and $2,678,000 for 2009 and 2008, respectively.

The aggregate amount of demand deposit overdrafts reclassified as loan balances were $290,000 and $175,000 at December 31, 2009 and 2008, respectively.

NOTE ELEVEN: CONCENTRATIONS

The Banks grant commercial, residential real estate and consumer loans to customers located primarily in the eastern portion of the State of West Virginia.  Although the Banks have a diversified loan portfolio, a substantial portion of the debtors' ability to honor their contracts is dependent upon the agribusiness, mining, trucking and logging sectors.  Collateral required by the Banks is determined on an individual basis depending on the purpose of the loan and the financial condition of the borrower.  The ultimate collectibility of the loan portfolios is susceptible to changes in local economic conditions.  Of the $335,482,000 and $325,754,000 loans held by the Company at December 31, 2009 and 2008, respectively, $274,610,000 and $261,289,000 are secured by real estate.

The Company’s subsidiaries had cash deposited in and federal funds sold to other commercial banks totaling $10,886,000 and $764,000 at December 31, 2009 and 2008, respectively. Deposits with other correspondent banks are generally unsecured and have limited insurance under current banking insurance regulations, which management considers to be a normal business risk.

Index

NOTE TWELVE: TRANSACTIONS WITH RELATED PARTIES

During the year, officers and directors (and companies controlled by them) of the Company and subsidiary Banks were customers of and had transactions with the subsidiary Banks in the normal course of business.  These transactions were made on substantially the same terms as those prevailing for other customers and did not involve any abnormal risk. The table below summarizes changes to balances of loans and to unused commitments to related parties during the years ended December 31, 2009 and 2008 (in thousands of dollars):

	2009	2008
Loans to related parties, beginning of year	$8,384	$5,236
New loans	809	3,989
Repayments	(881)	(841)
Loans to related parties, end of year	$8,312	$8,384

At December 31, 2009, deposits of related parties including directors, executive officers, and their related interests of the Company and subsidiaries approximated $8,138,000, and at December 31, 2008, deposits of related parties including directors, executive officers, and their related interests of the Company and subsidiaries approximated $7,474,000.

NOTE THIRTEEN: DEBT INSTRUMENTS

The Company has borrowed money from the Federal Home Loan Bank of Pittsburgh (FHLB). This debt consists of both borrowings with terms of maturities of six months or greater and also certain debts with maturities of thirty days or less.

The borrowings with long term maturities may have either single payment maturities or amortize. The various borrowings mature from 2010 to 2020.  The interest rates on the various borrowings at December 31, 2009 range from 3.94% to 5.96%. The weighted average interest rate on the borrowings at December 31, 2009 was 4.61%.  Repayments of long-term debt are due monthly, quarterly or in a single payment at maturity. The maturities of long-term debt as of December 31, 2009 are as follows (in thousands of dollars):

Year	Balance
2010	$1,473
2011	1,255
2012	5,695
2013	289
2014	622
Thereafter	1,532
Total	$10,866

In addition to utilization of the FHLB for borrowings of long term debt, the Company also can utilize the FHLB for overnight and other short term borrowings; however, at December 31, 2009, the Company had no balances in overnight and other short term borrowings. The Company has total borrowing capacity from the FHLB of $151,757,000. The Banks have pledged mortgage loans as collateral on the FHLB borrowings in the approximate amount of $151,914,000 at December 31, 2009.

The subsidiary Banks also have short term borrowing capacity from each of their respective correspondent banks. As of December 31, 2009 the Company has total borrowing capacity from its correspondent banks of $13,200,000. The interest rates on these lines are variable and are subject to change daily based on current market conditions.

Index

NOTE FOURTEEN: INCOME TAX EXPENSE

The Company files an income tax return in the U.S. federal jurisdiction and an income tax return in the State of West Virginia. With few exceptions, the Company is no longer subject to U.S. federal, state or local income tax examinations by tax authorities for years before 2006.

Included in the balance sheet at December 31, 2009 are tax positions related to loan charge offs for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.  Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

The components of income tax expense for the years ended December 31, 2009 and 2008 are summarized in the table on the following page (in thousands of dollars):

	2009	2008
Current Expense
Federal	$1,356	$2,433
State	216	370
Total Current Expense	1,572	2,803

Deferred Expense (Benefit)
Federal	110	(60)
State	10	(5)
Total Current Expense (Benefit)	120	(65)

Income Tax Expense	$1,692	$2,738

The deferred tax effects of temporary differences for the years ended December 31, 2009 and 2008 are as follows (in thousands of dollars):

	2009	2008
Provision for loan losses	$(119)	$(61)
Depreciation	93	13
Deferred compensation	135	18
Loss carry forward	0	0
Miscellaneous	11	(35)
Net increase in deferred income tax benefit	$120	$(65)

Index

The net deferred tax assets arising from temporary differences as of December 31, 2009 and 2008 are shown in the table on the following page (in thousands of dollars):

	2009	2008
Deferred Tax Assets
Provision for loan losses	$1,204	$1,086
Insurance commissions	24	35
Deferred compensation	938	932
Pension obligation	466	677
Other	2	0
Total Assets	2,634	2,730

Deferred Tax Liabilities
Accretion income	10	9
Unrealized gains on securities available for sale	190	131
Depreciation	462	362
Other	0	6
Total Liabilities	662	508

Net Deferred Tax Asset	$1,972	$2,222

The following table summarizes the differences between income tax expense and the amount computed by applying the federal statutory rate for the two years ended December 31, 2009 and 2008 (in thousands of dollars):

	2009	2008
Amounts at federal statutory rates	$1,716	$2,621

Additions (reductions) resulting from:
Tax exempt income	(104)	(64)
Partially exempt income	(28)	(34)
State income taxes, net	170	233
Income from life insurance contracts	(94)	(87)
Non deductible income related to branch acquisitions	65	66
Other	(33)	3

Income tax expense	$1,692	$2,738

NOTE FIFTEEN: EMPLOYEE BENEFITS

In addition to an Employee Stock Ownership Plan (ESOP), which provides stock ownership to all employees of the Company, the Company’s two subsidiary Banks, The Grant County Bank (Grant) and Capon Valley Bank (Capon) have separate retirement and profit sharing plans which cover substantially all full time employees at each Bank. A summary of the employee benefits provided by each Bank is provided below. The Company’s ESOP plan provides stock ownership to all employees of the Company.  The Plan provides total vesting upon the attainment of seven years of service.  Contributions to the plan are made at the discretion of the board of directors and are allocated based on the compensation of each employee relative to total compensation paid by the Company.  All shares held by the Plan are considered outstanding in the computation of earnings per share.  Shares of Company stock, when distributed, will have restrictions on transferability. Certain executives of both Grant and Capon have post retirement benefits related to the Banks’ investment in life insurance policies (see Note Twenty). Expenses related to all retirement benefit plans charged to operations totaled $803,000 in 2009 and $866,000 in 2008.

Index

Capon Valley Bank

Capon has a defined contribution pension plan with 401(k) features that is funded with discretionary contributions. Capon matches on a limited basis the contributions of the employees. Investment of employee balances is done through the direction of each employee. Employer contributions are vested over a six-year period.

The Grant County Bank

Grant is a member of the West Virginia Bankers’ Association Retirement Plan (the “Plan”). This Plan is a defined benefit plan with benefits under the Plan based on compensation and years of service with full vesting after seven years of service. Prior to 2002, the Plan’s assets were in excess of the projected benefit obligations and thus Grant was not required to make contributions to the Plan. Since 2004, Grant has been required to make contributions; however no contribution is expected in 2010. At December 31, 2009, Grant has recognized liabilities of $1,278,000 relating to unfunded pension liabilities. As a result of the Plan’s inability to meet expected returns in recent years, a portion of this liability is reflected as a decrease in other comprehensive income of $1,338,000 (net of $786,000 tax benefit).

The following table provides a reconciliation of the changes in the Plan’s obligations and fair value of assets as of December 31, 2009 and 2008 using a measurement date of December 31, 2009 and December 31, 2008 respectively (in thousands of dollars):

	2009	2008
Change in Benefit Obligation
Benefit obligation, beginning	$4,492	$3,859
Service Cost	168	179
Interest Cost	276	283
Actuarial Loss (Gain)	281	260
Benefits Paid	(81)	(89)
Benefit obligation, ending	$5,136	$4,492

Accumulated Benefit Obligation	$4,261	$3,858

Change in Plan Assets
Fair value of assets, beginning	$2,650	$3,335
Actual return on assets, net of administrative expenses	699	(1,042)
Employer contributions	590	446
Benefits paid	(81)	(89)
Fair value of assets, ending	$3,858	$2,650

Funded Status
Fair value of plan assets	$3,858	$2,650
Projected benefit obligation	5,136	4,492
Funded status	(1,278)	(1,842)

Liabilities Recognized in the Statement of Financial Position	$(1,278)	$(1,842)

Amounts Recognized in Accumulated Other Comprehensive Income
Prior Service Cost	$0	$0
Net (Gain)/Loss	2,124	2,310
Total	$2,124	$2,310

Index

The following table provides the components of the net periodic pension expense for the Plan for the years ended December 31, 2009 and 2008 (in thousands of dollars):

	2009	2008
Service cost	$168	$154
Interest cost	276	243
Expected return on plan assets	(306)	(294)
Recognized net actuarial loss	47	47
Amortization of prior service cost	0	3
Adjustment due to change in measurement date	25	25
Net Periodic Pension Expense	$210	$178

The expected pension expense for 2010 is $252,000.

The table below summarizes the benefits expected to be paid to participants in the plan (in thousands of dollars):

Year	Expected Benefit Payments
2010	$169
2011	198
2012	213
2013	262
2014	360
Years 2015 – 2019	1,956

The weighted average assumption used in the measurement of Grant’s benefit obligation and net periodic pension expense is as follows:

	2009	2008
Discount rate	6.25%	6.25%
Expected return on plan assets	8.00%	8.00%
Rate of compensation increase	3.00%	3.00%

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

The following table provides the pension plan’s asset allocation as of December 31, 2009 and 2008:

	2009	2008
Equity Securities	63%	64%
Debt Securities	32%	30%
Other	5%	6%

Index

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

Fair Value

The fair value of the Company’s pension plan assets at December 31, 2009, by asset category is as follows:

		Fair Value Measurements Using
	Balance as of December 31,	Quoted Prices In Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Asset Category	2009	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$193	$193	$0	$0
Equity securities:
U.S. Companies	1,814	1,814
International Companies	425	425
Debt Securities	1,233		1,233
Real Estate	193	193

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

Index

As of December 31, 2009 and 2008, the Banks had outstanding the following commitments (in thousands of dollars):

	2009	2008
Commitments to extend credit	$16,289	$24,204
Standby letter of credit	858	836

NOTE SEVENTEEN: CHANGES IN OTHER COMPREHENSIVE INCOME

The components of changes in other comprehensive income and related tax effects for the years ended December 31, 2009 and 2008 are as follows (in thousands of dollars):

	2009	2008
Balance January 1	$(1,232)	$(285)

Unrealized holding gains on available for sale securities net of income taxes of $59,000 for 2009 and $31,000 for 2008	93	162
Less classification adjustment for (gains) losses realized in net income	7	(110)
Accrued pension obligation net of income taxes of $69,000 for 2009 and $587,000 for 2008	117	(999)
Net change for the year	217	(947)

Balance December 31	$(1,015)	$(1,232)

NOTE EIGHTEEN: ADJUSTMENT TO RETAINED EARNINGS FOR CHANGE IN ACCOUNTING PRINCIPLE

In 2006, the FASB issued pronouncements that require companies which own life insurance policies insuring employees and for which the employees receive a portion of the death benefits of the policies (commonly referred to as “split dollar” policies) and for which these death benefits to the employee continue post retirement record a liability for the present value of the cost of these post retirement death benefits. These pronouncements became effective for the Company on January 1, 2008.

These pronouncements provided an option for affected companies to record the resulting liability as a cumulative effect adjustment to retained earnings at the beginning of the period in which recorded or to record through retrospective application to prior periods. The Company opted to record the liability as a cumulative effect adjustment to prior period retained earnings and as such recorded a liability and corresponding reduction of prior period retained earnings of $348,000. There is no corresponding deferred tax consequence relating to this liability. The recording of the cumulative effect adjustment to retained earnings is reflected in the December 31, 2008 balance of retained earnings and is shown as an adjustment to retained earnings in the Consolidated Statements of Stockholders’ Equity.

NOTE NINETEEN: FAIR VALUE MEASUREMENTS

The Company uses fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures.  In accordance with the authoritative accounting guidance regarding fair value measurements and disclosures, the fair value of a financial instrument is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  Fair value is best determined based on quoted market prices.  However, in the event there are no quoted market prices are available, fair values are based on estimates using present value or other valuation techniques.  Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future

Index

cash flows.  Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument.

The recent fair value guidance provides a consistent definition of fair value, which focuses on exit price in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants as the measurement date under current market conditions.  If there has been a significant decrease in the volume and level of activity for the asset or liability, a change in valuation technique or the use of multiple valuation techniques may be appropriate.  In such instances, determining the price at which willing market participants would transact at the measurement date under current market conditions depends on the facts and circumstances and requires the use of significant judgment.  The fair value is a reasonable amount within the range that is most representative of fair value under current market conditions.

In accordance with this guidance, the Company groups its financial assets and liabilities generally measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. The three levels are defined as follow:
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

Impaired Loans

The fair value measurement guidance applies to loans measured for impairment using the practical expedients permitted by authoritative accounting guidance, including impaired loans measured at an observable market price (if available), or at the fair value of the loan’s collateral (if the loan is collateral dependent). Fair value of the loan’s collateral, when the loan is dependent on collateral, is determined by appraisals or independent valuation which is then adjusted for the cost related to liquidation of the collateral. At December 31, 2009, the Company had identified $2,763,000 in impaired loans net of allowance for impairments (see Note Five).

Other Real Estate Owned

Certain assets such as other real estate owned (OREO) are measured at fair value. Real estate acquired through foreclosure are recorded at an estimated fair value less cost to sell. At or near the time of foreclosure, a real estate appraisal is obtained on the properties.  The real estate is then valued at the lesser of the appraised value or the loan balance, including interest receivable, at the time of foreclosure less an estimate of costs to sell the property.  Appraised values are typically determined utilizing an income or market valuation approach based on an appraisal conducted by an independent, licensed appraiser (Level 2).  If the acquired property is a house or building in the process of construction or if an appraisal of the real estate property is over two years old, the fair value is considered Level 3.  The estimate of costs to sell the property is based on historical transactions of similar holdings.

Index

The Company, at December 31, 2009, had no liabilities subject to fair value reporting requirements. The tables below summarizes assets at December 31, 2009 and 2008 measured at fair value on a recurring basis (in thousands of dollars):

				2009
	Level 1	Level 2	Level 3	Total Fair Value Measurements
Securities available for sale	$0	$26,936	$0	$26,936
Total	$0	$26,936	$0	$26,936

				2008
	Level 1	Level 2	Level 3	Total Fair Value Measurements
Securities available for sale	$0	$21,692	$0	$21,692
Total	$0	$21,692	$0	$21,692

The tables below summarizes assets at December 31, 2009 and 2008 measured at fair value on a non-recurring basis (in thousands of dollars):

				2009
	Level 1	Level 2	Level 3	Total Fair Value Measurements
Other real estate owned	$0	$3,223	$0	$3,223
Impaired Loans	$0	602	2,161	2,763
Total	$0	$3,825	$2,161	$5,986

				2008
	Level 1	Level 2	Level 3	Total Fair Value Measurements
Other real estate owned	$0	$1,359	$0	$1,359
Impaired Loans	$0	3,569	0	3,569
Total	$0	$4,928	$0	$4,928

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

Index

Securities
Fair values of securities are based on quoted market prices or dealer quotes.  If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

Restricted Investments
The carrying amount of restricted investments is a reasonable estimate of fair value, and considers the limited marketability of such securities.

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

Long-Term Debt Instruments
The fair value of fixed rate loans is estimated using the rates currently offered by the Federal Home Loan Bank for indebtedness with similar maturities.

Short-Term Debt Instruments
The fair value of short-term variable rate debt is deemed to be equal to the carrying value.

Interest Payable and Receivable
The carrying value of amounts of interest receivable and payable is a reasonable estimate of fair value.

Life Insurance
The carrying amount of life insurance contracts is assumed to be a reasonable fair value. Life insurance contracts are carried on the balance sheet at their redemption value as of December 31, 2009 and 2008.  This redemption value is based on existing market conditions and therefore represents the fair value of the contract.

Off-Balance-Sheet Items
The carrying amount and estimated fair value of off-balance-sheet items were not material at December 31, 2009 or 2008.

The carrying amount and estimated fair values of financial instruments as of December 31, 2009 and 2008 are shown in the table below (in thousands of dollars):
	2009		2008
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets:
Cash and due from banks	$7,062	$7,062	$7,589	$7,589
Interest bearing deposits	1,880	1,880	502	502
Federal funds sold	8,936	8,936	160	160
Securities available for sale	26,936	26,936	21,692	21,692
Restricted investments	2,185	2,185	2,177	2,177
Loans, net	331,462	332,999	322,087	323,788
Interest receivable	1,908	1,908	2,164	2,164
Life insurance contracts	6,755	6,755	6,499	6,499

Financial Liabilities:
Demand and savings deposits	125,431	125,431	118,214	118,214
Time deposits	224,446	226,057	198,073	200,970
Overnight and other short-term debt instruments	0	0	4,800	4,800
Long-term debt instruments	10,866	11,733	11,317	11,930
Interest payable	656	656	848	848

Index

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

A summary of the changes to the balance of investments in insurance contracts for the twelve month periods ended December 31, 2009 and December 31, 2008 are shown in the table below (in thousands of dollars):

	2009	2008
Balance, beginning of period	$6,499	$6,300
Increases in value of policies	256	252
Settlement payout	(0)	(53)
Balance, end of period	$6,755	$6,499

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

Capital ratios and amounts are applicable both at the individual Bank level and on a consolidated basis.  At December 31, 2009 both subsidiary Banks had capital levels in excess of minimum requirements.

In addition, HBI Life Insurance Company is subject to certain capital requirements and dividend restrictions. At present, HBI Life is well within any capital limitations and no conditions or events have occurred to change this capital status, nor does management expect any such occurrence in the foreseeable future.

Index

The actual and required capital amounts and ratios of the Company and its subsidiary banks at December 31, 2009 are presented in the following table (in thousands of dollars):

December 31, 2009
			Regulatory Requirements
	Actual		Adequately Capitalized		Well Capitalized
	Amount	Percentage	Amount	Percentage	Amount	Percentage

Total Risk Based Capital Ratio
Highlands Bankshares	$43,697	14.33%	$24,401	8.00%
Capon Valley Bank	14,925	12.86%	9,285	8.00%	$11,606	10.00%
The Grant County Bank	26,630	14.12%	15,090	8.00%	18,862	10.00%

Tier 1 Leverage Ratio
Highlands Bankshares	39,882	9.81%	16,263	4.00%
Capon Valley Bank	13,466	8.38%	6,428	4.00%	8,035	5.00%
The Grant County Bank	24,309	9.91%	9,814	4.00%	12,267	5.00%

Tier 1 Risk Based Capital Ratio
Highlands Bankshares	39,882	13.08%	12,200	4.00%
Capon Valley Bank	13,466	11.60%	4,642	4.00%	6,964	6.00%
The Grant County Bank	24,309	12.89%	7,545	4.00%	11,317	6.00%

The actual and required capital amounts and ratios of the Company and its subsidiary banks at December 31, 2008 is presented in the following table (in thousands of dollars):

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

NOTE TWENTY TWO: INTANGIBLE ASSETS

The Company’s balance sheet contains several components of intangible assets. At December 31, 2009, the total balance of intangible assets was comprised of Goodwill and Core Deposit Intangible Assets acquired as a result of the acquisition of other banks and also an intangible asset related to the purchased naming rights for a performing arts center located within the Company’s primary business area.

Index

During the fourth quarter of 2007, The Grant County Bank entered into an agreement to contribute $250,000 toward the erection of a performing arts center located within the Company’s primary business area. In return, the bank was granted naming rights for this performing arts center. During the second quarter of 2008, the performing arts center reached an agreement with another party for the same rights but at better terms and cancelled the contractual agreement with The Grant County Bank. The $250,000 paid to the performing arts center was subsequently returned during the third quarter of 2008. After the cancellation of the original contract, the performing arts center and The Grant County Bank reached another agreement whereby a contribution of $75,000 was made in return for naming rights to only a portion of the same arts center.

A summary of the changes in balances of intangible assets for the twelve month periods ended December 31, 2009 and 2008 are shown below (in thousands of dollars):

	2009	2008
Balance beginning of period	$2,749	$3,106
Amortization of intangible assets	(195)	(182)
Purchase of naming rights contract	0	75
Cancellation of naming rights contract	(0)	(250)
Balance end of period	$2,554	$2,749

The expected amortization of the intangible balances at December 31, 2009 for the next five years is summarized in the table below (in thousands of dollars):

Year	Expected Expense
2010	$190
2011	184
2012	178
2013	165
2014	165
thereafter	138
Total	$1,020

NOTE TWENTY THREE: SUBSEQUENT EVENTS

The Company evaluates subsequent events that have occurred after the balance sheet, but before the financial statements are issued.  There are two types of subsequent events:  (1) recognized, or those that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements, and (2) non-recognized, or those that provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date.

Based on management’s evaluation through March 29, 2010, the date these financial statements were issued, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the consolidated financial statements.

Index

NOTE TWENTY FOUR: PARENT COMPANY FINANCIAL STATEMENTS

Balance Sheets
(in thousands of dollars)

	December 31,
	2009	2008
Assets
Cash	$314	$182
Investment in subsidiaries	40,590	38,994
Income taxes receivable	459	261
Fixed assets, net of accumulated depreciation	60	0
Other assets	6	34
Total Assets	$41,429	$39,471

Liabilities
Accrued expenses	$7	$72
Other liabilities	0	0
Total Liabilities	7	72

Stockholders’ Equity
Common stock, par value $5 per share, 3,000,000 shares authorized, 1,436,874 issued	7,184	7,184
Surplus	1,662	1,662
Treasury stock, at cost, 100,001 shares	(3,372)	(3,372)
Retained earnings	36,963	35,157
Other accumulated comprehensive income	(1,015)	(1,232)
Total Stockholders’ Equity	41,422	39,399

Total Liabilities and Stockholders’ Equity	$41,429	$39,471

Index

Statements of Income and Retained Earnings
(in thousands of dollars)

	Years ended December 31,
	2009	2008
Income
Dividends from subsidiaries	$2,061	$5,142
Management fees from subsidiaries	218	212
Other income	0	25
Total Income	2,279	5,379

Expenses
Salary and benefits expense	409	361
Professional fees	192	137
Directors fees	88	79
Other expenses	125	165
Total Expenses	814	742

Net income before income tax benefit and undistributed subsidiary net income	1,465	4,637

Income tax benefit	228	198

Income before undistributed subsidiary net income	1,693	4,835

Undistributed subsidiary net income	1,663	135

Net Income	$3,356	$4,970

Retained earnings, beginning of period	$35,157	$32,032
Cumulative effect adjustment to retained earnings for change in accounting principle	(0)	(348)
Dividends paid in cash	(1,550)	(1,497)
Net income	3,356	4,970
Retained earnings, end of period	$36,963	$35,157

Index

Statements of Cash Flows
(in thousands of dollars)

	Years Ended December 31,
	2009	2008
Cash Flows From Operating Activities

Net Income	$3,356	$4,970

Adjustments to net income
Depreciation	2	0
Undistributed subsidiary income	(1,663)	(135)
Gain on sale of fixed assets	(0)	(25)
Deferred tax benefit	2	(3)
Increase (decrease) in payables	(65)	72
(Increase) decrease in receivables	(198)	15
(Increase) decrease in other assets	26	10

Net Cash Provided by Operating Activities	1,460	4,904

Cash Flows From Investing Activities
Net advances from (payments to) subsidiaries	284	(11)
Proceeds from sale of fixed assets	0	46
Purchase of fixed assets	(62)	0

Net Cash Provided by Investing Activities	222	35

Cash Flows From Financing Activities

Purchase of treasury stock	0	(3,372)
Dividends paid in cash	(1,550)	(1,497)

Net Cash Used in Financing Activities	(1,550)	(4,869)

Net Increase in Cash	132	70

Cash, beginning of year	182	112

Cash, end of year	$314	$182

Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of
Highlands Bankshares, Inc.
Petersburg, West Virginia

We have audited the accompanying consolidated balance sheets of Highlands Bankshares, Inc. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of income, stockholders' equity and cash flows for each of the years in the two-year period ended December 31, 2009. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Highlands Bankshares, Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note Eighteen to the consolidated financial statements, the Company changed its method of accounting for split-dollar post-retirement benefits in 2008 as required by the provisions of EITF 06-04.

/s/ SMITH ELLIOTT KEARNS & COMPANY, LLC
Chambersburg, Pennsylvania
March 29, 2010

Index

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A(T).	Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Interim Principal Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2009. Based on this evaluation, the Company’s Chief Executive Officer and Interim Principal Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company’s periodic SEC filings.

Management’s Report on Internal Control Over Financial Reporting

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on the assessment using those criteria, management concluded that the internal control over financial reporting was effective as of December 31, 2009.

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

Changes in Internal Controls

During the period reported upon, there were no significant changes in internal controls of the Company pertaining to its financial reporting and control of its assets or in other factors that materially affected or are reasonably likely to materially affect such control.

Item 9B.	Other Information

None.

Index

Item 10.	Directors, Executive Officers and Corporate Governance

Information required by this item is set forth as portions of our 2010 Proxy Statement, to be filed within 120 days after the end of the Company’s fiscal year end, and is incorporated herein by reference. Applicable information required by this item can be found in the 2010 Proxy Statement under the following captions:
•	“Compliance with Section 16(a) of the Securities Exchange Act”
•	“ELECTION OF DIRECTORS”
•	“INFORMATION CONCERNING DIRECTORS AND NOMINEES”
•	“REPORT OF THE AUDIT COMMITTEE”

The Company has adopted a Code of Ethics that applies to the Company’s Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer and all directors, officers and employees of the Company.  A copy of the Company’s Code of Ethics covering all employees will be mailed without charge upon request to Corporate Governance, Highlands Bankshares, Inc., P.O. Box 929, Main Street, Petersburg, West Virginia  26847.  Any amendments to or waiver from any provision of the Code of Ethics, applicable to the Company’s Chief Executive Officer, Chief Financial Officer, or Chief Accounting Officer will be disclosed in a timely fashion via the Company’s filing of a Current Report on Form 8-K regarding and amendments to, or waivers of, any provision of the Code of Ethics applicable to the Company’s Chief Executive Officer, Chief Financial Officer or Chief Accounting Officer.

Item 11.	Executive Compensation

Information required by this item is set forth under the caption “EXECUTIVE COMPENSATION” of our 2010 Proxy Statement, to be filed within 120 days after the end of the Company’s fiscal year end, and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this item is set forth under the caption “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT” of our 2010 Proxy Statement, to be filed within 120 days after the end of the Company’s fiscal year end, and is incorporated herein by reference

Item 13.	Certain Relationships and Related Transactions and Director Independence

Information required by this item is set forth under the caption “CERTAIN RELATED TRANSACTIONS” of our 2010 Proxy Statement, to be filed within 120 days after the end of the Company’s fiscal year end, and is incorporated herein by reference.

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

Director John Van Meter is a partner with the law firm of Van Meter and Van Meter, which has been retained by the Company as legal counsel, and it is anticipated that the relationship will continue.  Director Jack H. Walters is a partner with the law firm of Walters, Krauskopf & Baker, which provides legal counsel to the Company, and it is anticipated that the relationship will continue.

Index

Item 14.	Principal Accounting Fees and Services

Information required by this item is set forth under the caption “Fees of Independent Registered Certified Public Accountants”of our 2010 Proxy Statement, to be filed within 120 days after the end of the Company’s fiscal year end, and is incorporated herein by reference.

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

HIGHLANDS BANKSHARES, INC.

/s/ C.E. Porter	/s/ Alan Brill
C.E. Porter	Alan Brill
President & Chief Executive Officer	Interim Principal Financial Officer
Date: March 29, 2010	Date: March 29, 2010

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Signature	Title	Date

Leslie A. Barr	/s/ Leslie A. Barr	Director	March 29, 2010

Alan L. Brill	/s/ Alan L. Brill	Director; Secretary	March 29, 2010

Jack H. Walters	/s/ Jack H. Walters	Director	March 29, 2010

Gerald W. Smith	/s/ Gerald W. Smith	Director	March 29, 2010

Morris M. Homan	/s/ Morris M. Homan	Director	March 29, 2010

Kathy G. Kimble	/s/ Kathy G. Kimble	Director	March 29, 2010

Steven C. Judy	/s/ Steven C. Judy	Director	March 29, 2010

C.E. Porter	/s/ C.E. Porter	Director; President & Chief Executive Officer	March 29, 2010

John G. Van Meter	/s/ John G. Van Meter	Director; Chairman of The Board of Directors	March 29, 2010

L. Keith Wolfe	/s/ L. Keith Wolfe	Director	March 29, 2010

Index

EXHIBIT INDEX
Exhibit Number	Description
3(i)	Articles of Incorporation of Highlands Bankshares, Inc., as restated, are hereby incorporated by reference to Exhibit 3(i) to Highlands Bankshares Inc.’s Form 10-Q filed November 13, 2007 .
3(ii)	Amended Bylaws of Highlands Bankshares, Inc. are incorporated by reference to Exhibit 3(ii) to Highlands Bankshares Inc.’s Report on Form 8-K filed January 9, 2008
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