Form 10-Q
period 2010-03-31
HIGHLANDS BANKSHARES INC /WV/
filed 2010-05-13
CIK 756862

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date. As of May 12, 2010:  1,336,873 shares of Common Stock, $5 Par Value

Index

PART I.
Item 1.	Financial Statements

HIGHLANDS BANKSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands of Dollars, Except Per Share Data)

	Three Months Ended March 31
	2010	2009
	(unaudited)	(unaudited)
Interest Income
Interest and fees on loans	$5,482	$5,890
Interest on federal funds sold	5	5
Interest on deposits in other banks	3	3
Interest and dividends on securities	187	227
Total Interest Income	5,677	6,125

Interest Expense
Interest on deposits	1,606	1,838
Interest on borrowed money	115	137
Total Interest Expense	1,721	1,975

Net Interest Income	3,956	4,150

Provision for Loan Losses	1,092	284

Net Interest Income After Provision for Loan Losses	2,864	3,866

Non-interest Income
Service charges	357	367
Life insurance investment income	66	61
Gains (losses) on securities transactions	33	(13)
Gains on sale of foreclosed property	4	0
Other non-interest income	87	114
Total Non-interest Income	547	529

Non-interest Expense
Salaries and employee benefits	1,720	1,661
Occupancy and equipment expense	368	329
Data processing expense	271	169
Directors fees	99	103
Legal and professional fees	182	123
Other non-interest expense	558	505
Total Non-interest Expense	3,198	2,890

Income Before Provision For Income Taxes	213	1,505

Provision for Income Taxes	52	542

Net Income	$161	$963

Per Share Data
Net Income	$0.12	$0.72
Cash Dividends	$0.27	$0.29
Weighted Average Common Shares Outstanding	1,336,873	1,336,873

The accompanying notes are an integral part of these financial statements.

Index

HIGHLANDS BANKSHARES, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands of dollars)

	March 31, 2010	December 31, 2009
	(unaudited)	(audited)
ASSETS
Cash and due from banks	$6,098	$7,062
Interest bearing deposits in banks	2,707	1,880
Federal funds sold	12,556	8,936
Investment securities available for sale	28,071	26,936
Restricted investments	2,185	2,185
Loans	334,053	335,483
Allowance for loan losses	(4,512)	(4,021)
Bank premises and equipment, net of depreciation	9,427	9,326
Interest receivable	1,798	1,908
Investment in life insurance contracts	6,821	6,755
Foreclosed Assets	3,522	3,223
Goodwill	1,534	1,534
Other intangible assets	971	1,020
Other assets	5,239	5,583
Total Assets	$410,470	$407,810

LIABILITIES
Deposits
Non-interest bearing deposits	$52,311	$52,378
Interest bearing transaction and savings accounts	76,841	73,053
Time deposits over $100,000	75,299	75,596
All other time deposits	148,244	148,850
Total Deposits	352,695	349,877

Long term debt instruments	10,750	10,866
Accrued expenses and other liabilities	5,844	5,645
Total Liabilities	369,289	366,388

STOCKHOLDERS’ EQUITY
Common Stock, $5 par value, 3,000,000 shares authorized, 1,436,874 shares issued
	7,184	7,184
Surplus	1,662	1,662
Treasury stock (100,001 shares, at cost)	(3,372)	(3,372)
Retained earnings	36,763	36,963
Other accumulated comprehensive loss	(1,056)	(1,015)
Total Stockholders’ Equity	41,181	41,422

Total Liabilities and Stockholders’ Equity	$410,470	$407,810

The accompanying notes are an integral part of these financial statements

Index

HIGHLANDS BANKSHARES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In Thousands of Dollars)

	Common Stock	Surplus	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total

Balances at December 31, 2008	$7,184	$1,662	$(3,372)	$35,157	$(1,232)	$39,399

Other Comprehensive Income:
Net Income				963		963
Change in other comprehensive income					68	68
Total Comprehensive Income						1,031

Dividends Paid				(388)		(388)

Balances March 31, 2009	$7,184	$1,662	$(3,372)	$35,732	$(1,164)	$40,042

Balances at December 31, 2009	$7,184	$1,662	$(3,372)	$36,963	$(1,015)	$41,422

Other Comprehensive Income:
Net Income				161		161
Change in other comprehensive income					(41)	(41)
Total Comprehensive Income						120

Dividends Paid				(361)		(361)

Balances March 31, 2010	$7,184	$1,662	$(3,372)	$36,763	$(1,056)	$41,181

The accompanying notes are an integral part of these financial statements

Index

HIGHLANDS BANKSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands of Dollars)

	Three Months Ended March 31,
	2010	2009
	(unaudited)	(unaudited)
Cash Flows From Operating Activities
Net Income	$161	$963
Adjustments to reconcile net income to net
cash provided by operating activities
Loss (gain) on securities transactions	(33)	13
(Gain) on sale of OREO	(4)	0
Depreciation	182	155
Change in insurance contracts	(66)	(61)
Net amortization of securities	31	24
Provision for loan losses	1,092	284
Write-down of OREO	18	0
Amortization of intangibles	49	49
Decrease in interest receivable	110	141
(Increase) decrease in other assets	344	(47)
Increase in accrued expenses and other liabilities	223	484
Net Cash Provided by Operating Activities	2,107	2,005

Cash Flows From Investing Activities
(Increase) in federal funds sold	(3,620)	(8,824)
Proceeds from maturities of securities available for sale	1,442	1,963
Purchase of securities available for sale	(2,640)	(1,000)
(Increase) in restricted investments	0	(8)
Proceeds from sale of fixed assets and OREO	63	0
(Increase) in interest bearing deposits in banks	(827)	(22)
Purchase of property and equipment	(283)	(1,159)
Net (increase) decrease in loans	453	(7,138)
Net Cash (Used in) Investing Activities	(5,412)	(16,188)

Cash Flows From Financing Activities
Net change in time deposits	(904)	9,519
Net change in other deposit accounts	3,722	4,411
Net change in short term borrowings	0	200
Repayment of long term borrowings	(116)	(110)
Dividends paid in cash	(361)	(388)
Net Cash Provided by Financing Activities	2,341	13,632

Net (decrease) in Cash and Cash Equivalents	(964)	(551)

Cash and Cash Equivalents, Beginning of Period	7,062	7,589

Cash and Cash Equivalents, End of Period	$6,098	$7,038

Supplemental Disclosures
Cash paid for income taxes	$0	$0
Cash paid for interest	$1,733	$2,044
The accompanying notes are an integral part of these financial statements.

Index

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE ONE:	ACCOUNTING PRINCIPLES

The consolidated financial statements conform to U. S. generally accepted accounting principles and to general industry practices.  In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting solely of normal recurring adjustments, necessary to present fairly the financial position as of March 31, 2010 and the results of operations for the three month periods ended March 31, 2010 and 2009.

The results of operations for the three month periods ended March 31, 2010 and 2009 are not necessarily indicative of the results to be expected for the full year.

The notes included herein should be read in conjunction with the notes to financial statements included in the Company’s 2009 annual report on Form 10-K.

Certain reclassifications have been made to prior period balances to conform with the current years’ presentation format.

NOTE TWO:	LOANS

A summary of loans outstanding as of March 31, 2010 and December 31, 2009 is shown in the table below (in thousands of dollars):

	March 31, 2010	December 31, 2009
Loan Type
Real Estate mortgage	$159,807	$162,619
Real Estate construction	29,914	30,759
Commercial	100,120	97,606
Installment	44,212	44,499
Total Loans	$334,053	$335,483

Allowance for loan losses	$(4,512)	$(4,021)

In addition to loans to fund construction and traditional mortgage loans, portions of the portfolio identified as commercial are also secured by real estate.  At March 31, 2010, the total balance of loans in the portfolio secured by real estate was $274,804,000.

NOTE THREE:	ALLOWANCE FOR LOAN LOSSES

A summary of the transactions in the allowance for loan losses for the three month periods ended March 31, 2010 and 2009 is shown below (in thousands of dollars):

	2010	2009
Balance, beginning of period	$4,021	$3,667
Provisions charged to operations	1,092	284
Loan recoveries	93	65
Loan charge-offs	(694)	(437)
Balance, end of period	$4,512	$3,579

The following summary provides information regarding impaired loans as of March 31, 2010 and December 31, 2009 (in thousands of dollars):

	2010	2009
Period end balance, impaired loans	$5,029	$3,425
Allowance for impairments, period end	1,097	662

Index

NOTE FOUR:	INVESTMENT IN INSURANCE CONTRACTS

Investment in insurance contracts consist of single premium insurance contracts which have the dual purposes of providing a rate of return to the Company which approximately equals the Company’s average cost of funds and of providing life insurance and retirement benefits to certain executives.

NOTE FIVE:	SECURITIES AND RESTRICTED INVESTMENTS

The Company’s securities portfolio serves several purposes. Portions of the portfolio secure certain public and trust deposits while the remaining portions are held as investments or used to assist the Company in liquidity and asset/liability management.

The amortized cost and market value of securities as of March 31, 2010 and December 31, 2009 is shown in the table below (in thousands of dollars). All of the securities on the Company’s balance sheet are classified as available for sale.

	March 31, 2010		December 31, 2009
	Amortized	Market	Amortized	Market
	Cost	Value	Cost	Value
Available For Sale Securities
U.S. Treasuries and Agencies	$13,227	$13,375	$12,250	$12,426
Mortgage backed securities	5,196	5,395	5,630	5,836
States and municipalities	3,589	3,666	3,832	3,946
Certificates of deposit	5,595	5,607	4,696	4,703
Marketable equities	15	28	15	25
Total Available For Sale Securities	$27,622	$28,071	$26,423	$26,936

Information pertaining to securities with gross unrealized losses at March 31, 2010 and December 31, 2009, aggregated by investment category and length of time that individual securities have been in a continuous loss position is shown in the table below (in thousands of dollars):

	Total		Less than 12 Months		12 Months or Greater
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
March 31, 2010
Investment Category
U.S. Treasuries and Agencies	999	(1)	999	(1)	0	0
Mortgage backed securities	26	0	26	0	0	0
Certificates of deposit	1,230	(8)	1,230	(8)	0	0
Marketable equities	0	0	0	0	0	0
Total	$2,255	$(9)	$2,255	$(9)	$0	$0

December 31, 2009
Investment Category
U.S. Treasuries and Agencies	999	(1)	999	(1)	0	0
Mortgage backed securities	24	0	24	0	0	0
Certificates of deposit	246	(2)	246	(2)	0	0
Marketable equities	0	0	0	0	0	0
Total	$1,269	$(3)	$1,269	$(3)	$0	$0

Index

Restricted investments consist of investments in the Federal Home Loan Bank, the Federal Reserve Bank and West Virginia Bankers’ Title Insurance Company.  Investments are carried at face value and the level of investment is dictated by the level of participation with each institution.  Amounts are restricted as to transferability. The Company’s investment in Federal Home Loan Bank (FHLB) stock totaled $2.1 million at March 31, 2010.  FHLB stock is generally viewed as a long term investment and as a restricted investment security, which is carried at cost, because there is no market for the stock other than the FHLBs or member institutions.  Therefore, when evaluating FHLB stock for impairment, its value is based on ultimate recoverability of the par value rather than by recognizing temporary declines in value.  Despite the FHLB’s temporary suspension of cash dividend payments and repurchases of excess capital stock in 2009, the Company does not consider this investment to be other than temporarily impaired at March 31, 2010 and no impairment has been recognized.

NOTE SIX:	EARNINGS PER SHARE

There have been no changes in the Company’s outstanding shares of common stock since the fourth quarter of 2008.

NOTE SEVEN:	BORROWINGS

The Company has borrowed money from the Federal Home Loan Bank of Pittsburgh (FHLB). This debt consists of both borrowings with terms of maturities of six months or greater and also certain debts with maturities of thirty days or less.

The borrowings with long term maturities may have either single payment maturities or amortize. The interest rates on the various long term borrowings at March 31, 2010 range from 3.94% to 5.96%. The weighted average interest rate on the borrowings at March 31, 2010 was 4.61%.

In addition to utilization of the FHLB for borrowings of long term debt, the Company also can utilize the FHLB for overnight and other short term borrowings. At March 31, 2010 and December 31, 2009, the Company had no overnight or other short term borrowings.

NOTE EIGHT:	INTANGIBLE ASSETS

The Company’s balance sheet contains several components of intangible assets. At March 31, 2010, the total balance of intangible assets was comprised of Goodwill and Core Deposit Intangible Assets acquired as a result of the acquisition of other banks and also an intangible asset related to the purchased naming rights for a performing arts center located within the Company’s primary business area. The Company performs an impairment test on an annual basis.  No impairment has been recorded to date.

NOTE NINE:	EMPLOYEE BENEFITS

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

The Grant County Bank is a member of the West Virginia Bankers' Association Retirement Plan.  Benefits under the plan are based on compensation and years of service with 100% vesting after seven years of service. The bank was required to make contributions in 2006, 2007 and 2008 and made a contribution of $589,000 in the third quarter of 2009. The Bank has recognized liabilities of $1,340,000 at March 31, 2010. The following table provides the components of the net periodic benefit cost for the plan for the three month periods ended March 31, 2010 and 2009 (in thousands of dollars):

	2010	2009
Service cost	$47	$51
Interest cost	76	81
Expected return on plan assets	(84)	(98)
Recognized net actuarial loss	24	16
Amortization of unrecognized prior service costs	0	1
Net periodic expense	$63	$51

Index

NOTE TEN:	FAIR VALUE MEASUREMENTS

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

The Company, at March 31, 2010 and December 31, 2009, had no liabilities subject to fair value reporting requirements. The table below summarizes assets at March 31, 2010 and December 31, 2009 measured at fair value on a recurring basis (in thousands of dollars):

31-Mar-10	Level 1	Level 2	Level 3	Total Fair Value Measurements
U.S. Treasuries and Agencies	$0	$13,375	$0	$13,375
Mortgage backed securities	0	5,395	0	5,395
States and municipalities	0	3,666	0	3,666
Certificates of deposit	0	5,607	0	5,607
Marketable equities	0	28	0	28
Total Available For Sale Securities	$0	$28,071	$0	$28,071

31-Mar-09	Level 1	Level 2	Level 3	Total Fair Value Measurements
U.S. Treasuries and Agencies	$0	$7,596	$0	$7,596
Mortgage backed securities	0	9,520	0	9,520
States and municipalities	0	3,669	0	3,669
Marketable equities	0	16	0	16
Total Available For Sale Securities	$0	$20,801	$0	$20,801

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

The table below summarizes assets at March 31, 2010 and December 31, 2009, measured at fair value on a non recurring basis (in thousands of dollars):

31-Mar-10	Level 1	Level 2	Level 3	Total Fair Value Measurements
Other real estate owned	$0	$3,522	$0	$3,522
Impaired Loans	0	1,078	2,854	3,932
Total	$0	$4,600	$2,854	$7,454

31-Dec-09	Level 1	Level 2	Level 3	Total Fair Value Measurements
Other real estate owned	$0	$3,223	$0	$3,223
Impaired Loans	0	602	2,161	2,763
Total	$0	$3,825	$2,161	$5,986

Index

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

Index

Life Insurance
The carrying amount of life insurance contracts is assumed to be a reasonable fair value. Life insurance contracts are carried on the balance sheet at their redemption value as of March 31, 2010.  This redemption value is based on existing market conditions and therefore represents the fair value of the contract.

Off-Balance-Sheet Items
The carrying amount and estimated fair value of off-balance-sheet items were not material at March 31, 2010 or December 31, 2009.

The carrying amount and estimated fair values of financial instruments as of March 31, 2010 and December 31, 2009 are shown in the table below (in thousands of dollars):

	March 31, 2010		December 31, 2009
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Financial Assets:
Cash and due from banks	6,098	6,098	7,062	7,062
Interest bearing deposits	2,707	2,707	1,880	1,880
Federal funds sold	12,556	12,556	8,936	8,936
Securities available for sale	28,071	28,071	26,936	26,936
Restricted investments	2,185	2,185	2,185	2,185
Loans, net	329,541	331,069	331,462	332,999
Interest receivable	1,798	1,798	1,908	1,908
Life insurance contracts	6,821	6,821	6,755	6,755

Financial Liabilities:
Demand and savings deposits	129,152	129,152	125,431	125,431
Time deposits	223,543	225,148	224,446	226,057
Overnight and other short term debt instruments	0	0	0	0
Long term debt instruments	10,750	11,275	10,866	11,733
Interest payable	598	598	656	656

NOTE ELEVEN:   SUBSEQUENT EVENTS

Based on the definitions and requirements of U.S. Generally Accepted Accounting Principles, the Company has evaluated events and transactions subsequent to March 31, 2010 through the date these consolidated financial statements were issued.  During that period, the Company entered contractual agreements in the amount totaling approximately $500,000 for the completion of the Company’s new location in Stephen City, VA.  The new location is scheduled to open during the third quarter of 2010.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following discussion focuses on significant results of the Company’s operations and significant changes in our financial condition or results of operations for the periods indicated in the discussion. This discussion should be read in conjunction with the preceding financial statements and related notes, as well as the Company’s Annual Report on Form 10-K for the period ended December 31, 2009.  Current performance does not guarantee, and may not be indicative of, similar performance in the future.

Index

Forward Looking Statements

Certain statements in this report may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements are statements that include projections, predictions, expectations or beliefs about future events or results or otherwise are not statements of historical fact.  Such statements are often characterized by the use of qualified words (and their derivatives) such as “expect,” “believe,” “estimate,” “plan,” “project,” “anticipate” or other similar words.  Although the Company believes that its expectations with respect to certain forward-looking statements are based upon reasonable assumptions within the bounds of its existing knowledge of its business and operations, there can be no assurance that actual results, performance or achievements of the Company will not differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements.  Actual future results and trends may differ materially from historical results or those anticipated depending on a variety of factors, including, but not limited to, the effects of and changes in:  general economic conditions, the interest rate environment, legislative and regulatory requirements, competitive pressures, new products and delivery systems, inflation, changes in the stock and bond markets, technology, downturns in the trucking and timber industries, effects of mergers and/or downsizing in the poultry industry in Hardy County, continued challenges in the current economic environment affecting our financial condition and results of operations, continued deterioration in the financial condition of the U.S. banking system impacting the valuations of investments the Company has made in the securities of other financial institutions, and consumer spending and savings habits, particularly in the current economic environment.  Additionally, actual future results and trends may differ from historical or anticipated results to the extent: (1) any significant downturn in certain industries, particularly the trucking and timber industries are experienced; (2) loan demand decreases from prior periods; (3) the Company may make additional loan loss provisions due to negative credit quality trends in the future that may lead to a deterioration of asset quality; (4) the Company may not continue to experience significant recoveries of previously charged-off loans or loans resulting in foreclosure; (5) the Company is unable to control costs and expenses as anticipated, and (6) any additional assessments imposed by the FDIC. Additionally, consideration should be given to the cautionary language contained elsewhere in this Form 10-Q.  The Company does not update any forward-looking statements that may be made from time to time by or on behalf of the Company.

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

Disclosure of the Company’s significant accounting policies is included in Note Two to the Consolidated Financial Statements of the Company’s Annual Report on Form 10-K for the period ended December 31, 2009. Some of the policies are particularly sensitive, requiring significant judgments, estimates and assumptions by management.

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

Adoption of New Accounting Standards

In June 2009, FASB issued new accounting guidance related to U.S. GAAP (FASB ASC 105, Generally Accepted Accounting Principles).  This guidance establishes FASB ASC as the source of authoritative U.S. GAAP recognized by FASB to be applied by nongovernmental entities.  Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants.  FASB ASC supersedes all existing non-SEC accounting and reporting standards.  All other non-grandfathered, non-SEC accounting literature not included in FASB ASC has become non-authoritative.  FASB will no longer issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts.  Instead, it will issue Accounting Standards Updates (ASUs), which will serve to update FASB ASC, provide background information about the guidance and provide the basis for conclusions on the changes to FASB ASC.  FASB ASC is not intended to change U.S. GAAP or any requirements of the SEC.

The Company adopted new guidance impacting Financial Accounting Standards Board Topic 805: Business Combinations (Topic 805) on January 1, 2009. This guidance requires the acquiring entity in a business combination to recognize the full fair value of assets acquired and liabilities assumed in the transaction (whether a full or partial acquisition); establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; requires expensing of most transaction and restructuring costs; and requires the acquirer to disclose to investors and other users all of the information needed to evaluate and understand the nature and financial effect of the business combination. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued new guidance impacting Topic 805. This guidance addresses application issues raised by preparers, auditors, and members of the legal profession on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. This guidance was effective for business combinations entered into on or after January 1, 2009. This guidance did not have a material impact on the Bank’s/Company’s (consolidated) financial statements.

In December 2008, the FASB issued new guidance impacting FASB Topic 715-20: Compensation Retirement Benefits – Defined Benefit Plans – General. The objectives of this guidance are to provide users of the financial statements with more detailed information related to the major categories of plan assets, the inputs and valuation techniques used to measure the fair value of plan assets and the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets for the period, as well as how investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and strategies. The disclosures about plan assets required by this guidance are included in Note fifteen of the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the period ended December 31, 2009.

Index

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

In September 2009, the FASB issued new guidance impacting Topic 820. This creates a practical expedient to measure the fair value of an alternative investment that does not have a readily determinable fair value. This guidance also requires certain additional disclosures. This guidance is effective for interim and annual periods ending after December 15, 2009. The Company does not expect the adoption of the new guidance to have a material impact on its consolidated financial statements

In October 2009, the Securities and Exchange Commission issued Release No. 33-99072, Internal Control over Financial Reporting in Exchange Act Periodic Reports of Non-Accelerated Filers. Release No. 33-99072 delays the requirement for non-accelerated filers to include an attestation report of their independent auditor on internal control over financial reporting with their annual report until the fiscal year ending on or after June 15, 2010.

In January 2010, the FASB issued ASU 2010-02, Consolidation (Topic 810): Accounting and reporting for Decreases in Ownership of a Subsidiary – a Scope Clarification. ASU 2010-02 amends Subtopic 810-10 to address implementation issues related to changes in ownership provisions including clarifying the scope of the decrease in ownership and additional disclosures.  ASU 2010-02 is effective beginning in the period that an entity adopts Statement 160.  If an entity has previously adopted Statement 160, ASU 2010-02 is effective beginning in the first interim or annual reporting period ending on or after December 15, 2009 and should be applied retrospectively to the first period Statement 160 was adopted.   The adoption of ASU 2010-02 did not have a material impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued new guidance relating to the accounting for transfers of financial assets. The new guidance, which was issued as SFAS No. 166, Accounting for Transfers of Financial Assets, an amendment to SFAS No. 140, was adopted into Codification in December 2009 through the issuance of Accounting Standards Updated ASU 2009-16. The new standard provides guidance to improve the relevance, representational faithfulness, and comparability of the information that an entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets.  The adoption of the standard did not have a material impact on the Company’s consolidated financial statements.

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

In October 2009, the FASB issued ASU 2009-15, Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing. ASU 2009-15 amends Subtopic 470-20 to expand accounting and reporting guidance for own-share lending arrangements issued in contemplation of convertible debt issuance. ASU 2009-15 is effective for fiscal years beginning on or after December 15, 2009 and interim periods within those fiscal years for arrangements outstanding as of the beginning of those fiscal years. The adoption of ASU 2009-15 did not have a material impact on the Company’s consolidated financial statements.

Index

In January 2010, the FASB issued ASU 2010-04, Accounting for Various Topics – Technical Corrections to SEC Paragraphs. ASU 2010-04 makes technical corrections to existing SEC guidance including the following topics: accounting for subsequent investments, termination of an interest rate swap, issuance of financial statements - subsequent events, use of residential method to value acquired assets other than goodwill, adjustments in assets and liabilities for holding gains and losses, and selections of discount rate used for measuring defined benefit obligation. The adoption of ASU 2010-04 did not have a material impact on the Company’s consolidated financial statements.

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

In February 2010, the FASB issued ASU 2010-08, Technical Corrections to Various Topics. ASU 2010-08 clarifies guidance on embedded derivatives and hedging. ASU 2010-08 is effective for interim and annual periods beginning after December 15, 2009. The adoption of ASU 2010-08 did not have a material impact on the Company’s consolidated financial statements.

In February 2010, the FASB issued Accounting Standards Update No. 2010-09, “Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements.”  ASU 2010-09 addresses both the interaction of the requirements of Topic 855 with the SEC’s reporting requirements and the intended breadth of the reissuance disclosures provisions related to subsequent events.  An entity that is an SEC filer is not required to disclose the date through which subsequent events have been evaluated.  ASU 2010-09 is effective immediately. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

Overview of First Three Months Results

Net income for the first three months of 2010, as compared to the same period in 2009, decreased by 83.28% driven primarily by increased provision for loan loss expense and increased FDIC premiums.

Total assets increased 0.61% from December 31, 2009 to March 31, 2010 with gross loan balances decreasing 0.43% from December 31, 2009. Although average balances of earning assets for the first three months of 2010 were 4.79% higher than for the same period in 2009, average balances of interest bearing liabilities increased 6.65% for the same comparative time period, which contributed largely to the 4.80% decrease in net interest income.

The Company’s provision for loan losses increased to 1.35% of total gross loans during the first three months of 2010 as compared to 1.08% the same period in 2009.  The increase is driven by the changes in loan loss experience factors which have increased as a result of the current economic conditions.

Non-interest income increased $18,000 in the first three months of 2010 as compared to the same period in 2009 driven primarily by the shift in income associated with security transactions.

Non-interest expense increased $309,000 in the first three months of 2010 as compared to the same period in 2009 primarily due to increases in FDIC premiums, increases in data processing costs, and increases in employee related costs.

Index

Performance Measures

The following table compares selected commonly used measures of bank performance for the three month periods ended March 31, 2010 and 2009:

	Three months ended March 31,
	2010	2009
Annualized return on average assets	0.16%	1.00%
Annualized return on average equity	1.57%	9.69%
Net interest margin (1)	4.23%	4.66%
Efficiency Ratio (2)	71.02%	61.87%
Earnings per share (3)	$0.12	$0.72

(1)	On a fully taxable equivalent basis and including loan origination fees.
(2)	Non-interest expenses for the period indicated divided by the sum of net interest income and non-interest income for the period indicated.
(3)	Per weighted average shares of common stock outstanding for the period indicated.

Securities Portfolio

The Company's securities portfolio serves several purposes.  Portions of the portfolio are used to secure certain public and trust deposits.  The remaining portfolio is held as investments or used to assist the Company in liquidity and asset liability management.  Total securities, including restricted securities, represented 7.37% of total assets and 73.47% of total shareholders’ equity at March 31, 2010.

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

The Company identifies at the time of acquisition those securities that are available for sale. These securities are valued at their market value with any difference in market value and amortized cost shown as an adjustment in stockholders' equity.  Changes in market values of securities which are considered temporary changes due to changes in the market rate of interest are reflected as changes in other comprehensive income, net of the deferred tax effect.  Any changes in market values of securities deemed by management to be attributable to reasons other than changes in market rates of interest would be recorded through results of operations.   As of March 31, 2010, management determined that all securities with fair values less   than the amortized cost, are related to increases in the current interest rates for similar issues of securities, and that no other than temporary impairment for any securities in the portfolio exists because of downgrades of the securities or as a result of a change in the financial condition of any of the issuers. A summary of the length of time of unrealized losses for all securities held at March 31, 2010 can be found in Note Five to the financial statements. Management reviews all securities with unrealized losses, and all securities in the portfolio on a regular basis to determine whether the potential for other than temporary impairment exists.

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

Index

Credit Quality and Allowance for Loan Losses

Non-performing loans increased 23.35% from December 31, 2009 to March 31, 2010 primarily as a result of increased non-accrual loans.  Non-accrual loans have increased as a result of the continued deterioration of loan performance due to the current economic conditions.  As a result of the continuing decline of property values, management has chosen to be more conservative in it evaluation of potential non-performing loans.  Borrowers of restructured credits are performing in accordance with the revised terms of their contracts.  Based on Management’s analysis, these loans are well secured and no losses are anticipated; therefore, no additional allowance was provided for these restructured credits.    Non-performing loans represented as a percentage of total loans increased to 2.44% during the first three months of 2010 primarily due to the increase in non-accrual loans mentioned above.  The allowance for loan losses as a percentage of total loans increased from the December 31, 2009 level of 1.20% to 1.35%.  As noted in Note Three to the unaudited consolidated financial statements, the carrying value of impaired loans increased from $3.4 million at December 31, 2009 to $5.0 million at March 31, 2010.

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

The following table illustrates certain ratios related to quality of the Company’s loan portfolio:

	March 31, 2010	December 31, 2009
Allowance for loan losses as a percentage of gross loans	1.35%	1.20%
Non performing loans as a percentage of gross loans	2.44%	1.97%
Ratio of allowance for loan losses to non-performing loans	0.55	0.61

Non-performing loans include non-accrual loans, loans 90 days or more past due and still accruing interest and restructured loans.  Non-accrual loans are loans on which interest accruals have been suspended.  Loans are typically placed on non-accrual status once they have reached certain delinquency status, depending on loan type, and it is no longer reasonable to expect collection of principal and interest because collateral is insufficient to cover both the principal and interest due.  After loans are placed on non-accrual status, they are returned to accrual status if the obligation is brought current by the borrower, or they are charged off if payment is not made.  Restructured loans are loans on which the original interest rate or repayment terms have been changed due to financial hardship of the borrower.  The following table summarizes the Company’s non-performing loans at March 31, 2010 and December 31, 2009 (in thousands of dollars):

	March 31, 2010	December 31, 2009
Non-accrual loans	$6,019	$2,567
Loans past due 90 days and still accruing interest	681	2,192
Restructured Loans	1,435	1,836
Total non-performing loans	$8,135	$6,595

Index

The following table summarizes the Company’s net charge-offs by loan type for the three month periods ended March 31, 2010 and 2009 (in thousands of dollars):

	2010	2009
Charge-offs
Commercial	$(154)	$(98)
Mortgage and construction	(313)	(136)
Consumer	(227)	(204)
Total Charge-offs	(694)	(438)

Recoveries
Commercial	0	3
Mortgage	0	0
Consumer	93	62
Total Recoveries	93	65

Total Net Charge-offs	$(601)	$(373)

Management believes that the allowance is to be taken as a whole, and the allocation between loan types is an estimation of potential losses within each type given information known at the time.  The following table shows the allocation for loans in the loan portfolio and the corresponding amounts of the allowance allocated by loan type as of March 31, 2010 and December 31, 2009 (in thousands of dollars):

	March 31, 2010		December 31, 2009
	Amount	Percent of Loans	Amount	Percent of Loans
Loan Type
Commercial-Mortgage	$1,863	39%	$1,314	39%
Commercial-Other	349	5%	340	4%
Consumer-Mortgage	1,013	45%	1,051	45%
Consumer-Other	1,287	11%	1,316	12%
Totals	$4,512	100%	$4,021	100%

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

Net Interest Income

The Company’s net interest income, on a fully taxable equivalent basis, decreased 4.80% for the first three months of 2010 as compared to the same period in 2009 as average balances of earning assets increased 4.79% as compared to a 6.65% increase in the average balances of interest bearing liabilities.

Decreases during recent years in the target rate for federal funds sold have caused overall rates on both interest bearing liabilities and earning assets to decrease. These effects are still being seen in the Company’s net interest income as variable loans reprice and older balances of other earning assets and interest bearing liabilities mature and are replaced with new assets and liabilities at lower rates.  Rates paid on interest bearing liabilities have decreased but the decreases have not been as large as the decreases in rates experienced with loans.

Index

Also, the Company has recently placed larger balances of loans into non-accrual status than have been placed there historically. This, combined with increases in balances of Other Real Estate Owned due to foreclosures, has had a negative impact on interest income.

The table below illustrates the effects on net interest income, on a fully taxable equivalent basis, and for the first three months of each year, of changes in average volumes of interest bearing liabilities and earning assets from 2009 to 2010 and changes in average rates on interest bearing liabilities and earning assets from 2009 to 2010 (in thousands of dollars):

EFFECT OF RATE-VOLUME CHANGES ON NET INTEREST INCOME

Increase (Decrease) Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009

	Due to change in:
	Average Volume	Average Rate	Total Change
Interest Income
Loans	$82	$(490)	$(408)
Federal funds sold	1	(1)	0
Interest bearing deposits	2	(2)	0
Taxable investment securities	41	(85)	(44)
Nontaxable investment securities	8	(10)	(2)
Total Interest Income	$134	$(588)	$(454)

Interest Expense
Demand deposits	0	(6)	(6)
Savings deposits	3	(12)	(9)
Time deposits	150	(367)	(217)
Borrowings	(71)	49	(22)
Total Interest Expense	82	(336)	(254)

Net Interest Income	$52	$(252)	$(200)

Index

The table below sets forth an analysis of net interest income for the three month periods ended March 31, 2010 and 2009 (Average balances and interest/expense shown in thousands of dollars):

	2010			2009
	Average	Income/		Average	Income/
	Balance	Expense	Rate	Balance	Expense	Rate
Earning Assets
Loans	$334,232	$5,482	6.56%	$329,207	$5,890	7.16%
Taxable investment securities	23,684	148	2.51%	17,092	192	4.49%
Non-taxable investment securities	3,871	53	5.49%	3,255	55	6.76%
Interest bearing deposits	2,144	3	0.48%	547	3	2.19%
Federal funds sold	11,515	5	0.18%	8,192	5	0.24%
Total Earning Assets	375,446	5,691	6.06%	358,293	6,145	6.86%

Allowance for loan losses	(3,954)			(3,686)
Other non-earning assets	38,143			31,993
Total Assets	$409,635			$386,600

Interest Bearing Liabilities
Demand deposits	$23,000	$7	0.12%	$22,463	$13	0.23%
Savings deposits	51,668	46	0.36%	47,840	55	0.46%
Time deposits	224,235	1,553	2.77%	202,579	1,770	3.49%
Overnight and other short-tem debt	0	0		5,038	5	0.40%
Long-term debt	10,813	115	4.26%	12,486	132	4.23%
Total Interest Bearing Liabilities	309,716	1,721	2.22%	290,406	1,975	2.72%

Demand deposits	52,484			49,070
Other liabilities	6,439			7,385
Stockholders’ equity	40,996			39,739
Total liabilities and stockholders’ equity	$409,635			$386,600

Net Interest Income		$3,970			$4,170
Net Yield on Earning Assets			4.23%			4.66%

Notes:
Yields are computed on a taxable equivalent basis using a 37% tax rate
Average balances are based upon daily balances
Includes loans in non-accrual status
Income on loans includes fees

Non-interest Income

Non-interest income increased $18,000, or 3.40%, during the first three months of 2010 compared to the same period in 2009 driven primarily by the shift in income associated with security transactions.

Service charges on deposit accounts decreased 2.72%. The largest portion of these charges is non-sufficient funds fees on non-interest bearing transaction accounts. The subsidiary banks continued to see decreases in service charges associated with the program commonly referred to as the “courtesy overdraft” program.

During the periods 2004 through the present, the Company’s volume of new installment loans decreased. These loans are the primary market for credit life and accident and health insurance. As a result, earnings on the sales of these insurance policies decreased over this same period as old policies matured but were not replaced by new policies at the same rate of maturity of the older credit related policies. There was a slight increase in life insurance investment income during the first three months of 2010 compared to the same period in 2009 as a result of an adjustment to the income projection for 2010 to be more in line with prior year’s annual income.

Index

Non-interest Expense

Non-interest expense increased 10.69% for the first three months of 2010 as compared to the same period in 2009.

Changes in salary and benefits expense

The following table compares the components of salary and benefits expense for the three month periods ended March 31, 2010 and 2009 (in thousands of dollars):

Salary and Benefits Expense
	2010	2009	Increase (Decrease)

Employee salaries	$1,097	$1,103	$(6)
Employee benefit insurance	271	227	44
Payroll taxes	101	103	(2)
Post retirement plans	251	228	23
Total	$1,720	$1,661	$59

The table below illustrates the change in salary expense for the first three months of 2010 as compared to the same period in 2009 occurring because of increases in average pay per employee and increases in the average number of full time employees (in thousands of dollars):

Amount
Changes due to adjustment in average salary per full time equivalent employee	$3
Changes due to fluctuations in the average full time equivalent employees for the periods	(9)
Total decrease in salary expense	$(6)

Changes in data processing expense

Data processing expense increased 60.36%. During 2009, the Company completed the installation of its new core data processing system. During the negotiations for the new system, the vendor provided incentives in the form of credits for the Company’s then current contractual arrangements. This contributed significantly to the decline in data processing costs during 2009. The expiration of this monthly credit at the end of November 2009 coupled with a change in classification of ATM processing fees resulted in the increase.  Prior to the implementation of the new system all ATM processing costs were classified as other non-interest expenses.

Changes in occupancy and equipment expense

The following table illustrates the components of occupancy and equipment expense for the three month periods ended March 31, 2010 and 2009 (in thousands of dollars):

	2010	2009	Increase (Decrease)
Depreciation of buildings and equipment	$183	$155	$28
Maintenance expense on buildings and equipment	102	97	5
Utilities expense	40	36	4
Real estate and personal property tax	21	20	1
Other expense related to occupancy and equipment	22	21	1
Total occupancy and equipment expense	$368	$329	$39

The increases in depreciation costs are associated with the aforementioned investment in the new core data processing system implemented in November 2009.

Index

Changes in miscellaneous non-interest expense

Other non-interest expense increased $92,000 or 18.2% compared to the comparable period in 2009.  FDIC premium increases were the main driver for this increase.  During the third quarter of 2009, the FDIC premiums for the Company’s subsidiary banks increased as a result of the recent economic conditions requiring the use of the FDIC reserve funds.  During the first three months of 2010, the subsidiary banks’ FDIC premiums increased 195% or $107,000.  The additional increases in miscellaneous and other costs were associated with professional fees.  These costs were somewhat offset by reduced cost associated with the subsidiary banks’ ATM processing services that are now being included in the data processing costs category.

The table below illustrates components of other non-interest expense for the three month periods ended March 31, 2010 and 2009 (in thousands of dollars). Significant individual components of other non-interest expense are itemized.

	2010	2009	Increase (Decrease)
Office supplies and postage & freight expense	$121	$122	$(1)
FDIC Premiums	162	55	107
ATM expense	(12)	53	(65)
Amortization of intangible assets	49	49	0
Advertising and marketing expense	37	38	(1)
Miscellaneous components of other non interest expense	201	188	13
Total	$558	$505	$53

Borrowed Funds

The Company borrows funds from the Federal Home Loan Bank (“FHLB”) to reduce market rate risks or to provide operating liquidity.  Management typically will initiate these borrowings in response to a specific need for managing market risks or for a specific liquidity need and will attempt to match features of these borrowings to best suit the specific need. Therefore, the borrowings on the Company’s balance sheet as of March 31, 2010 and throughout the periods ended March  31, 2010 and December 31, 2009 have varying features of amortization or single payment with periodic, regular interest payment and also have interest rates which vary based on the terms and on the features of the specific borrowing.

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

The parent Company’s operating funds, funds with which to pay shareholder dividends and funds for the exploration of new business ventures have been supplied primarily through dividends paid by the Company’s subsidiary banks Capon Valley Bank (CVB) and The Grant County Bank (GCB).  The various regulatory authorities impose restrictions on dividends paid by a state bank.  A state bank cannot pay dividends without the consent of the relevant banking authorities in excess of the total net profits of the current year and the combined retained profits of the previous two years.  As of March 31, 2010, the subsidiary banks could pay dividends to Highlands Bankshares, Inc. of approximately $2,349,000 without permission of the regulatory authorities.

Index

Capital

The Company seeks to maintain a strong capital base to expand facilities, promote public confidence, support current operations and grow at a manageable level.  As of March 31, 2010, the Company was above the regulatory minimum levels of capital. The table below summarizes the capital ratios for the Company and its subsidiary banks as of March 31, 2010 and December 31, 2009:

	March 31, 2010		December 31, 2009
	Actual	Regulatory	Actual	Regulatory
	Ratio	Minimum	Ratio	Minimum
Total Risk Based Capital Ratio
Highlands Bankshares	14.28%	8.00%	14.33%	8.00%
Capon Valley Bank	12.75%	8.00%	12.86%	8.00%
The Grant County Bank	14.18%	8.00%	14.12%	8.00%

Tier 1 Leverage Ratio
Highlands Bankshares	9.76%	4.00%	9.81%	4.00%
Capon Valley Bank	8.24%	4.00%	8.38%	4.00%
The Grant County Bank	9.95%	4.00%	9.91%	4.00%

Tier 1 Risk Based Capital Ratio
Highlands Bankshares	13.03%	4.00%	13.08%	4.00%
Capon Valley Bank	11.49%	4.00%	11.60%	4.00%
The Grant County Bank	12.93%	4.00%	12.89%	4.00%

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

Item 3.              Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 4.              Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2010. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective as of March 31, 2010. The Company has established procedures undertaken during the normal course of business in an effort to reasonably ensure that fraudulent activity of either an amount material to these results or in any amount is not occurring.

Index

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

Item 1A.           Risk Factors

Not required for smaller reporting companies.

Item 2.              Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.              Defaults Upon Senior Securities

None

Item 4.              (Removed and Reserved)

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

/s/ Jeffrey B. Reedy
Jeffrey B. Reedy
Chief Financial Officer
May 13, 2010