Form 10-Q
period 2010-06-30
HIGHLANDS BANKSHARES INC /WV/
filed 2010-08-13
CIK 756862

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this Chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filed, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐   Accelerated Filer    ☐   Non-accelerated filer     ☐ (Do not check if a smaller reporting company)  Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date. As of August 12, 2010:  1,336,873 shares of Common Stock, $5 Par Value

HIGHLANDS BANKSHARES, INC.
Quarterly Report on Form 10-Q For The Period Ended June 30, 2010

Index

PART I.
Item 1.	Financial Statements

HIGHLANDS BANKSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands of Dollars, Except Per Share Data)

	Six Months Ended June 30
	2010	2009
	(unaudited)	(unaudited)
Interest Income
Interest and fees on loans	$11,112	$11,701
Interest on federal funds sold	10	9
Interest on deposits in other banks	3	6
Interest and dividends on securities	374	444
Total Interest Income	11,499	12,160

Interest Expense
Interest on deposits	3,096	3,710
Interest on borrowed money	239	269
Total Interest Expense	3,335	3,979

Net Interest Income	8,164	8,181

Provision for Loan Losses	2,305	821

Net Interest Income After Provision for Loan Losses	5,859	7,360

Non-interest Income
Service charges	755	806
Life insurance investment income	132	123
Gains (losses) on securities transactions	33	(13)
Gains (losses) on sale of foreclosed property	(35)	1
Other non-interest income	182	230
Total Non-interest Income	1,067	1,147

Non-interest Expense
Salaries and employee benefits	3,445	3,257
Occupancy and equipment expense	728	672
Data processing expense	545	339
Directors fees	187	185
Legal and professional fees	318	228
Other non-interest expense	1,152	1,295
Total Non-interest Expense	6,375	5,976

Income Before Provision For Income Taxes	551	2,531

Provision for Income Taxes	160	908

Net Income	$391	$1,623

Per Share Data
Net Income	$0.29	$1.21
Cash Dividends	$0.54	$0.58
Weighted Average Common Shares Outstanding	1,336,873	1,336,873

The accompanying notes are an integral part of these financial statements.

Index

HIGHLANDS BANKSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands of Dollars, Except Per Share Data)

	Three Months Ended June 30
	2010	2009
	(unaudited)	(unaudited)
Interest Income
Interest and fees on loans	$5,629	$5,811
Interest on federal funds sold	5	4
Interest on deposits in other banks	1	3
Interest and dividends on securities	187	217
Total Interest Income	5,822	6,035

Interest Expense
Interest on deposits	1,490	1,872
Interest on borrowed money	124	132
Total Interest Expense	1,614	2,004

Net Interest Income	4,208	4,031

Provision for Loan Losses	1,213	537

Net Interest Income After Provision for Loan Losses	2,995	3,494

Non-interest Income
Service charges	399	439
Life insurance investment income	66	61
Gains (losses) on securities transactions	0	0
Gains (losses) on sale of foreclosed property	(39)	1
Other non-interest income	94	117
Total Non-interest Income	520	618

Non-interest Expense
Salaries and employee benefits	1,725	1,596
Occupancy and equipment expense	360	343
Data processing expense	274	170
Directors fees	88	82
Legal and professional fees	136	105
Other non-interest expense	594	790
Total Non-interest Expense	3,177	3,086

Income Before Provision For Income Taxes	338	1,026

Provision for Income Taxes	108	366

Net Income	$230	$660

Per Share Data
Net Income	$0.17	$0.49
Cash Dividends	$0.27	$0.29
Weighted Average Common Shares Outstanding	1,336,873	1,336,873

The accompanying notes are an integral part of these financial statements.

Index

HIGHLANDS BANKSHARES, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands of dollars)

	June 30, 2010	December 31, 2009
	(unaudited)	(audited)
ASSETS
Cash and due from banks	$6,710	$7,062
Interest bearing deposits in banks	1,824	1,880
Federal funds sold	7,631	8,936
Investment securities available for sale	30,926	26,936
Restricted investments	2,185	2,185
Loans	332,966	335,483
Allowance for loan losses	(5,416)	(4,021)
Bank premises and equipment, net of depreciation	9,783	9,326
Interest receivable	1,898	1,908
Investment in life insurance contracts	6,887	6,755
Foreclosed Assets	4,049	3,223
Goodwill	1,534	1,534
Other intangible assets	923	1,020
Other assets	5,208	5,583
Total Assets	$407,108	$407,810

LIABILITIES
Deposits
Non-interest bearing deposits	$53,374	$52,378
Interest bearing transaction and savings accounts	75,225	73,053
Time deposits over $100,000	75,577	75,596
All other time deposits	145,443	148,850
Total Deposits	349,619	349,877

Long term debt instruments	10,633	10,866
Accrued expenses and other liabilities	5,798	5,645
Total Liabilities	366,050	366,388

STOCKHOLDERS’ EQUITY
Common Stock, $5 par value, 3,000,000 shares
authorized, 1,436,874 shares issued	7,184	7,184
Surplus	1,662	1,662
Treasury stock (100,001 shares, at cost)	(3,372)	(3,372)
Retained earnings	36,632	36,963
Other accumulated comprehensive loss	(1,048)	(1,015)
Total Stockholders’ Equity	41,058	41,422

Total Liabilities and Stockholders’ Equity	$407,108	$407,810

The accompanying notes are an integral part of these financial statements

Index

HIGHLANDS BANKSHARES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In Thousands of Dollars)

	Common Stock	Surplus	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total

Balances at December 31, 2008	$7,184	$1,662	$(3,372)	$35,157	$(1,232)	$39,399

Other Comprehensive Income:
Net Income				1,623		1,623
Change in other comprehensive income					73	73
Total Comprehensive Income						1,696

Dividends Paid				(775)		(775)

Balances June 30, 2009	$7,184	$1,662	$(3,372)	$36,005	$(1,159)	$40,320

Balances at December 31, 2009	$7,184	$1,662	$(3,372)	$36,963	$(1,015)	$41,422

Other Comprehensive Income:
Net Income				391		391
Change in other comprehensive income					(33)	(33)
Total Comprehensive Income						358

Dividends Paid				(722)		(722)

Balances June 30, 2010	$7,184	$1,662	$(3,372)	$36,632	$(1,048)	$41,058

The accompanying notes are an integral part of these financial statements

Index

HIGHLANDS BANKSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands of Dollars)

	Six Months Ended June 30,
	2010	2009
	(unaudited)	(unaudited)
Cash Flows From Operating Activities
Net Income	$391	$1,623
Adjustments to reconcile net income to net
cash provided by operating activities
Loss (gain) on securities transactions	(33)	13
(Gain) loss on sale of OREO	35	(26)
Depreciation	372	321
Change in insurance contracts	(121)	(123)
Net amortization of securities	68	(39)
Provision for loan losses	2,305	821
Write-down of OREO	0	40
Deferred income tax benefit	(400)	0
Amortization of intangibles	97	97
Decrease in interest receivable	10	181
(Increase) decrease in other assets	775	(71)
Increase in accrued expenses and other liabilities	161	324
Net Cash Provided by Operating Activities	3,660	3,161

Cash Flows From Investing Activities
(Increase) decrease in federal funds sold	1,305	(12,886)
Proceeds from maturities of securities available for sale	8,068	4,531
Purchase of securities available for sale	(12,145)	(3,957)
(Increase) in restricted investments	0	(8)
Proceeds from sale of fixed assets and OREO	116	93
Decrease in interest bearing deposits in banks	56	71
Purchase of property and equipment	(829)	(1,418)
Net (increase) decrease in loans	630	(7,991)
Net Cash (Used in) Investing Activities	(2,799)	(21,565)

Cash Flows From Financing Activities
Net change in time deposits	(3,426)	17,724
Net change in other deposit accounts	3,168	5,933
Net change in short term borrowings	0	(4,800)
Repayment of long term borrowings	(233)	(222)
Dividends paid in cash	(722)	(775)
Net Cash Provided by (used in) Financing Activities	(1,213)	17,860

Net (decrease) in Cash and Cash Equivalents	(352)	(544)

Cash and Cash Equivalents, Beginning of Period	7,062	7,589

Cash and Cash Equivalents, End of Period	$6,710	$7,045

Supplemental Disclosures
Cash paid for income taxes	$0	$831
Cash paid for interest	$3,561	$4,086

The accompanying notes are an integral part of these financial statements.

Index

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE ONE:	ACCOUNTING PRINCIPLES

The consolidated financial statements conform to U. S. generally accepted accounting principles and to general industry practices.  In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting solely of normal recurring adjustments, necessary to present fairly the financial position as of June 30, 2010 and the results of operations for the three and six month periods ended June 30, 2010 and 2009.

The results of operations for the three and six month periods ended June 30, 2010 and 2009 are not necessarily indicative of the results to be expected for the full year.

The notes included herein should be read in conjunction with the notes to financial statements included in the Company’s 2009 annual report on Form 10-K.

Certain reclassifications have been made to prior period balances to conform with the current years’ presentation format.

NOTE TWO:	LOANS

A summary of loans outstanding as of June 30, 2010 and December 31, 2009 is shown in the table below (in thousands of dollars):

	June 30, 2010	December 31, 2009
Loan Type
Real Estate mortgage	$163,279	$162,619
Real Estate construction	32,727	30,759
Commercial	100,608	97,606
Installment	36,352	44,499
Total Loans	$332,966	$335,483

Allowance for loan losses	$(5,416)	$(4,021)

In addition to loans to fund construction and traditional mortgage loans, portions of the portfolio identified as commercial are also secured by real estate.  At June 30, 2010, the total balance of loans in the portfolio secured by real estate was $283,496,000.

NOTE THREE:	ALLOWANCE FOR LOAN LOSSES

A summary of the transactions in the allowance for loan losses for the six month periods ended June 30, 2010 and 2009 is shown below (in thousands of dollars):

	2010	2009
Balance, beginning of period	$4,021	$3,667
Provisions charged to operations	2,305	821
Loan recoveries	274	131
Loan charge-offs	(1,184)	(883)
Balance, end of period	$5,416	$3,736

The following summary provides information regarding impaired loans as of June 30, 2010 and December 31, 2009 (in thousands of dollars):

	2010	2009
Period end balance, impaired loans	$9,344	$3,425
Allowance for impairments, period end	1,952	662

Index

NOTE FOUR:	INVESTMENT IN INSURANCE CONTRACTS

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

The amortized cost and market value of securities as of June 30, 2010 and December 31, 2009 is shown in the table below (in thousands of dollars). All of the securities on the Company’s balance sheet are classified as available for sale.

	June 30, 2010		December 31, 2009
	Amortized	Market	Amortized	Market
	Cost	Value	Cost	Value
Available For Sale Securities
U.S. Treasuries and Agencies	$13,279	$13,459	$12,250	$12,426
Mortgage backed securities	4,684	4,895	5,630	5,836
States and municipalities	3,365	3,435	3,832	3,946
Certificates of deposit	8,076	8,068	4,696	4,703
Marketable equities	1,056	1,069	15	25
Total Available For Sale Securities	$30,460	$30,926	$26,423	$26,936

Information pertaining to securities with gross unrealized losses at June 30, 2010 and December 31, 2009, aggregated by investment category and length of time that individual securities have been in a continuous loss position is shown in the table below (in thousands of dollars):

	Total		Less than 12 Months		12 Months or Greater
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
June 30, 2010
Investment Category
U.S. Treasuries and Agencies	0	0	0	0	0	0
Mortgage backed securities	24	0	24	0	0	0
Certificates of deposit	3,592	(23)	3,592	(23)	0	0
Marketable equities	0	0	0	0	0	0
Total	$3,616	$(23)	$3,616	$(23)	$0	$0

December 31, 2009
Investment Category
U.S. Treasuries and Agencies	999	(1)	999	(1)	0	0
Mortgage backed securities	24	0	24	0	0	0
Certificates of deposit	246	(2)	246	(2)	0	0
Marketable equities	0	0	0	0	0	0
Total	$1,269	$(3)	$1,269	$(3)	$0	$0

Index

Restricted investments consist of investments in the Federal Home Loan Bank, the Federal Reserve Bank and West Virginia Bankers’ Title Insurance Company.  Investments are carried at face value and the level of investment is dictated by the level of participation with each institution.  Amounts are restricted as to transferability. The Company’s investment in Federal Home Loan Bank (FHLB) stock totaled $2.0 million at June 30, 2010.  FHLB stock is generally viewed as a long term investment and as a restricted investment security, which is carried at cost, because there is no market for the stock other than the FHLBs or member institutions.  Therefore, when evaluating FHLB stock for impairment, its value is based on ultimate recoverability of the par value rather than by recognizing temporary declines in value.  Despite the FHLB’s temporary suspension of cash dividend payments and repurchases of excess capital stock in 2009, the Company does not consider this investment to be other than temporarily impaired at June 30, 2010 and no impairment has been recognized.

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

The borrowings with long term maturities may have either single payment maturities or amortize. The interest rates on the various long term borrowings at June 30, 2010 range from 3.94% to 5.96%. The weighted average interest rate on the borrowings at June 30, 2010 was 4.61%.

In addition to utilization of the FHLB for borrowings of long term debt, the Company also can utilize the FHLB for overnight and other short term borrowings. At June 30, 2010 and December 31, 2009, the Company had no overnight or other short term borrowings.

NOTE EIGHT:	INTANGIBLE ASSETS

The Company’s balance sheet contains several components of intangible assets. At June 30, 2010, the total balance of intangible assets was comprised of Goodwill and Core Deposit Intangible Assets acquired as a result of the acquisition of other banks and also an intangible asset related to the purchased naming rights for a performing arts center located within the Company’s primary business area. The Company performs an impairment test on an annual basis.  No impairment has been recorded to date.

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

The Grant County Bank is a member of the West Virginia Bankers' Association Retirement Plan.  Benefits under the plan are based on compensation and years of service with 100% vesting after seven years of service. The bank was required to make contributions in 2006, 2007 and 2008 and made a contribution of $589,000 in the third quarter of 2009. The Bank has recognized liabilities of $1,404,000 at June 30, 2010. The following table provides the components of the net periodic benefit cost for the plan for the six month periods ended June 30, 2010 and 2009 (in thousands of dollars):

	2010	2009
Service cost	$94	$84
Interest cost	152	138
Expected return on plan assets	(169)	(153)
Recognized net actuarial loss	49	36
Amortization of unrecognized prior service costs	0	0
Net periodic expense	$126	$105

Index

NOTE TEN:	FAIR VALUE MEASUREMENTS

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

The Company, at June 30, 2010 and December 31, 2009 had no liabilities subject to fair value reporting requirements. The table below summarizes assets at June 30, 2010 and December 31, 2009 measured at fair value on a recurring basis (in thousands of dollars):

				Total Fair Value
30-Jun-10	Level 1	Level 2	Level 3	Measurements
U.S. Treasuries and Agencies	$0	$13,459	$0	$13,459
Mortgage backed securities	0	4,895	0	4,895
States and municipalities	0	3,435	0	3,435
Certificates of deposit	0	8,068	0	8,068
Marketable equities	0	1,069	0	1,069
Total Available For Sale Securities	$0	$30,926	$0	$30,926
				Total Fair Value
31-Dec-09	Level 1	Level 2	Level 3	Measurements
U.S. Treasuries and Agencies	$0	$12,426	$0	$12,426
Mortgage backed securities	0	5,836	0	5,836
States and municipalities	0	3,946	0	3,946
Certificates of deposit	0	4,703	0	4,703
Marketable equities	0	25	0	25
Total Available For Sale Securities	$0	$26,936	$0	$26,936

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

The table below summarizes assets at June 30, 2010 and December 31, 2009, measured at fair value on a non recurring basis (in thousands of dollars):

				Total Fair Value
30-Jun-10	Level 1	Level 2	Level 3	Measurements
Other real estate owned	$0	$4,049	$0	$4,049
Impaired Loans	0	921	6,470	7,391
Total	$0	$4,970	$6,470	$11,440
31-Dec-09	Level 1	Level 2	Level 3	Total Fair Value Measurements
Other real estate owned	$0	$3,223	$0	$3,223
Impaired Loans	0	602	2,161	2,763
Total	$0	$3,825	$2,161	$5,986

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

Index

Interest Payable and Receivable
The carrying value of amounts of interest receivable and payable is a reasonable estimate of fair value.

Life Insurance
The carrying amount of life insurance contracts is assumed to be a reasonable fair value. Life insurance contracts are carried on the balance sheet at their redemption value as of June 30, 2010.  This redemption value is based on existing market conditions and therefore represents the fair value of the contract.

Off-Balance-Sheet Items
The carrying amount and estimated fair value of off-balance-sheet items were not material at June 30, 2010 or December 31, 2009.

The carrying amount and estimated fair values of financial instruments as of June 30, 2010 and December 31, 2009 are shown in the table below (in thousands of dollars):

	June 30, 2010		December 31, 2009
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Financial Assets:
Cash and due from banks	$6,710	$6,710	$7,062	$7,062
Interest bearing deposits	1,824	1,824	1,880	1,880
Federal funds sold	7,631	7,631	8,936	8,936
Securities available for sale	30,926	30,926	26,936	26,936
Restricted investments	2,185	2,185	2,185	2,185
Loans, net	327,550	329,068	331,462	332,999
Interest receivable	1,898	1,898	1,908	1,908
Life insurance contracts	6,887	6,887	6,755	6,755

Financial Liabilities:
Demand and savings deposits	128,599	128,599	125,431	125,431
Time deposits	221,021	222,606	224,446	226,057
Overnight and other short term debt instruments	0	0	0	0
Long term debt instruments	10,633	11,481	10,866	11,733
Interest payable	556	556	656	656

NOTE ELEVEN:   SUBSEQUENT EVENTS

The Company has evaluated events and transactions subsequent to June 30, 2010 through the date these consolidated financial statements were issued.  Based on the definitions and requirements of U.S. Generally Accepted Accounting Principles, we have not identified any events that have occurred subsequent to June 30, 2010 through the date these consolidated financial statements were issued that require recognition or disclosure in the consolidated financial statements.

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

Index

Forward Looking Statements

Certain statements in this report may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements are statements that include projections, predictions, expectations or beliefs about future events or results or otherwise are not statements of historical fact.  Such statements are often characterized by the use of qualified words (and their derivatives) such as “expect,” “believe,” “estimate,” “plan,” “project,” “anticipate” or other similar words.  Although the Company believes that its expectations with respect to certain forward-looking statements are based upon reasonable assumptions within the bounds of its existing knowledge of its business and operations, there can be no assurance that actual results, performance or achievements of the Company will not differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements.  Actual future results and trends may differ materially from historical results or those anticipated depending on a variety of factors, including, but not limited to, the effects of and changes in:  general economic conditions, the interest rate environment, legislative and regulatory requirements, competitive pressures, new products and delivery systems, inflation, changes in the stock and bond markets, technology, downturns in the trucking and timber industries, effects of mergers and/or downsizing in the poultry industry in Hardy County, continued challenges in the current economic environment affecting our financial condition and results of operations, continued deterioration in the financial condition of the U.S. banking system impacting the valuations of investments the Company has made in the securities of other financial institutions, and consumer spending and savings habits, particularly in the current economic environment.  Additionally, actual future results and trends may differ from historical or anticipated results to the extent: (1) any significant downturn in certain industries, particularly the trucking and timber industries are experienced; (2) loan demand decreases from prior periods; (3) the Company may make additional loan loss provisions due to negative credit quality trends in the future that may lead to a deterioration of asset quality; (4) the Company may not continue to experience significant recoveries of previously charged-off loans or loans resulting in foreclosure; (5) the Company is unable to control costs and expenses as anticipated, (6) legislative and regulatory changes could increase expenses (including changes as a result of rules and regulations adopted under the Dodd-Frank Wall Street Reform and Consumer Protection Act, and (7) any additional assessments imposed by the FDIC. Additionally, consideration should be given to the cautionary language contained elsewhere in this Form 10-Q.  The Company does not update any forward-looking statements that may be made from time to time by or on behalf of the Company.

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

Disclosure of the Company’s significant accounting policies are included in Note Two to the Consolidated Financial Statements of the Company’s Annual Report on Form 10-K for the period ended December 31, 2009. Some of the policies are particularly sensitive, requiring significant judgments, estimates and assumptions by management.

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

Index

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

Index

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

In July 2010, the FASB issued ASU 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.”  The new disclosure guidance will significantly expand the existing requirements and will lead to greater transparency into a company’s exposure to credit losses from lending arrangements.  The extensive new disclosures of information as of the end of a reporting period will become effective for both interim and annual reporting periods ending after December 31, 2010.  Specific items regarding activity that occurred before the issuance of the ASU, such as the allowance roll forward and modification disclosures, will be required for periods beginning after December 31, 2010.  The Company is currently assessing the impact that ASU 2010-20 will have on its consolidated financial statements.

Overview of First Six Months Results

Net income for the first six months of 2010, as compared to the same period in 2009, decreased by 75.9% driven primarily by increased provision for loan loss expense.

Index

Total assets decreased 0.17% from December 31, 2009 to June 30, 2010 with gross loan balances decreasing 0.75% from December 31, 2009. Although average balances of earning assets for the first six months of 2010 were 4.44% higher than for the same period in 2009, average balances of interest bearing liabilities increased 7.01% for the same comparative time period, which contributed largely to the 0.43% decrease in net interest income.

The Company’s allowance for loan losses increased to 1.63% of total gross loans during the first six months of 2010 as compared to 1.20% the same period in 2009.  The increase is driven by the changes in loan loss experience factors which have increased as a result of the current economic conditions.

Non-interest income decreased $80,000 in the first six months of 2010 as compared to the same period in 2009 driven primarily by the shift in income associated with fee income and security transactions.

Non-interest expense increased $399,000 in the first six months of 2010 as compared to the same period in 2009 primarily due to increases in FDIC premiums, increases in data processing costs, and increases in employee related costs.

Performance Measures

The following table compares selected commonly used measures of bank performance for the six month periods ended June 30, 2010 and 2009:

	Six months ended
	June 30,
	2010	2009
Annualized return on average assets	0.19%	0.83%
Annualized return on average equity	1.95%	8.08%
Net interest margin (1)	4.35%	4.56%
Efficiency Ratio (2)	69.06%	64.07%
Earnings per share (3)	$0.29	$1.21

(1)	On a fully taxable equivalent basis and including loan origination fees.
(2)	Non-interest expenses for the period indicated divided by the sum of net interest income and non-interest income for the period indicated.
(3)	Per weighted average shares of common stock outstanding for the period indicated.

Securities Portfolio

The Company's securities portfolio serves several purposes.  Portions of the portfolio are used to secure certain public and trust deposits.  The remaining portfolio is held as investments or used to assist the Company in liquidity and asset liability management.  Total securities, including restricted securities, represented 8.13% of total assets and 80.64% of total shareholders’ equity at June 30, 2010.

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

The Company identifies at the time of acquisition those securities that are available for sale. These securities are valued at their market value with any difference in market value and amortized cost shown as an adjustment in stockholders' equity.  Changes in market values of securities which are considered temporary changes due to changes in the market rate of interest are reflected as changes in other comprehensive income, net of the deferred tax effect.  Any changes in market values of securities deemed by management to be attributable to reasons other than changes in market rates of interest would be recorded through results of operations.   As of June 30, 2010, management determined that all securities with fair values less than the amortized cost, are related to increases in the current interest rates for similar issues of securities, and that no other than temporary impairment for any securities in the portfolio exists because of downgrades of the securities or as a result of a change in the financial condition of any of the issuers. A summary of the length of time of unrealized losses for all securities held at June 30, 2010 can be found in Note Five to the financial statements. Management reviews all

Index

securities with unrealized losses, and all securities in the portfolio on a regular basis to determine whether the potential for other than temporary impairment exists.

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

Credit Quality and Allowance for Loan Losses

Non-performing loans increased 69.72% from December 31, 2009 to June 30, 2010 primarily as a result of increases in non-accrual and restructured loans somewhat offset by a decrease in loans past due in excess of 90 days.  Non-accrual loans have increased as a result of the continued deterioration of loan performance due to the current economic conditions.  As a result of the continuing decline of property values, management has chosen to be more conservative in its evaluation of potential non-performing loans.  Borrowers of restructured credits are performing in accordance with the revised terms of their contracts.  Based on Management’s analysis, these loans are well secured and no losses are anticipated; therefore, no additional allowance was provided for these restructured credits.    Non-performing loans represented as a percentage of total loans increased to 3.36% during the first six months of 2010 primarily due to the increase in non-accrual and restructured loans mentioned above.  The allowance for loan losses as a percentage of total loans increased from the December 31, 2009 level of 1.20% to 1.63%.  As noted in Note Three to the unaudited consolidated financial statements, the carrying value of impaired loans increased from $3.4 million at December 31, 2009 to $9.3 million at June 30, 2010.

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

The following table illustrates certain ratios related to quality of the Company’s loan portfolio:

	June 30, 2010	December 31, 2009
Allowance for loan losses as a percentage of gross loans	1.63%	1.20%
Non performing loans as a percentage of gross loans	3.36%	1.97%
Ratio of allowance for loan losses to non-performing loans	0.48	0.61

Non-performing loans include non-accrual loans, loans 90 days or more past due and still accruing interest, and restructured loans.  Non-accrual loans are loans on which interest accruals have been suspended.  Loans are typically placed on non-accrual status once they have reached certain delinquency status, depending on loan type, and it is no longer reasonable to expect collection of principal and interest because collateral is insufficient to cover both the principal and interest due.  After loans are placed on non-accrual status, they are returned to accrual status if the obligation is brought current by the borrower, or they are charged off if payment is not made.  Restructured loans are loans on which the original interest rate or repayment terms have been changed due to financial hardship of the borrower.  The following table summarizes the Company’s non-performing loans at June 30, 2010 and December 31, 2009 (in thousands of dollars):

Index

	June 30, 2010	December 31, 2009
Non-accrual loans	$5,412	$2,567
Loans past due 90 days and still accruing interest	860	2,192
Restructured Loans	4,921	1,836
Total non-performing loans	$11,193	$6,595

The following table summarizes the Company’s net charge-offs by loan type for the six month periods ended June 30, 2010 and 2009 (in thousands of dollars):

	2010	2009
Charge-offs
Commercial	$(272)	$(226)
Mortgage and construction	(567)	(246)
Consumer	(345)	(411)
Total Charge-offs	$(1,184)	$(883)

Recoveries
Commercial	$58	$1
Mortgage	27	25
Consumer	189	105
Total Recoveries	274	131

Total Net Charge-offs	$(910)	$(752)

Management believes that the allowance is to be taken as a whole, and the allocation between loan types is an estimation of potential losses within each type given information known at the time.  The following table shows the allocation for loans in the loan portfolio and the corresponding amounts of the allowance allocated by loan type as of June 30, 2010 and December 31, 2009 (in thousands of dollars):

	June 30, 2010		December 31, 2009
	Amount	Percent	Amount	Percent
		of Loans		of Loans
Loan Type
Commercial-Mortgage	$1,899	42%	$1,314	39%
Commercial-Other	372	5%	340	4%
Consumer-Mortgage	1,616	44%	1,051	45%
Consumer-Other	1,529	9%	1,316	12%
Totals	$5,416	100%	$4,021	100%

Because of its large impact on the local economy, management continues to monitor the economic health of the poultry industry. The Company has direct loans to poultry growers and the industry is a large employer in the Company’s trade area. In addition, multiple manufacturers of household cabinetry are large employers in the Company’s primary trade area. Due to the downturn in the housing market nationally, there have been indications that the demand for cabinetry has decreased, impacting the performance of these manufacturers. Because of the impact on the local economy, management has begun to monitor the performance of this industry as it relates to local employment trends. Additionally, the Company’s loan portfolio contains a segment of loans collateralized by heavy equipment, particularly in the trucking, mining and timber industries. Because of the impact of the slowing economic conditions on the housing market, the timber sector has experienced a recent downturn. While the Company has experienced some losses related to the downturn in this industry, no material losses related to foreclosures of loans collateralized by assets typical to the timber harvest industry have occurred.  This industry has begun to recover over the past two quarters resulting in reduced financial stresses on the Company’s borrowers.

Index

Net Interest Income

The Company’s net interest income, on a fully taxable equivalent basis, decreased 0.43% for the first six months of 2010 as compared to the same period in 2009 as average balances of earning assets increased 4.44% as compared to a 7.01% increase in the average balances of interest bearing liabilities.

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

Changes for the second quarter 2010 compared to the second quarter 2009 are similar to those described above for the six month periods.

EFFECT OF RATE-VOLUME CHANGES ON NET INTEREST INCOME

Increase (Decrease) Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009

	Due to change in:
	Average
	Volume	Average Rate	Total Change
Interest Income
Loans	$139	$(728)	$(589)
Federal funds sold	3	(2)	$1
Interest bearing deposits	2	(5)	$(3)
Taxable investment securities	82	(142)	$(60)
Nontaxable investment securities	0	(28)	$(28)
Total Interest Income	$226	$(905)	$(679)

Interest Expense
Demand deposits	$0	$(10)	$(10)
Savings deposits	8	(13)	(5)
Time deposits	252	(851)	(599)
Borrowings	(77)	47	(30)
Total Interest Expense	$183	$(827)	$(644)

Net Interest Income	$43	$(78)	$(35)

Index

The table below sets forth an analysis of net interest income for the six month periods ended June 30, 2010 and 2009 (Average balances and interest/expense shown in thousands of dollars):

	2010			2009
	Average	Income/		Average	Income/
	Balance	Expense	Rate	Balance	Expense	Rate
Earning Assets
Loans	$333,736	$11,112	6.66%	$329,571	$11,701	7.10%
Taxable investment securities	24,984	312	2.50%	18,416	372	4.04%
Non-taxable investment securities	3,650	87	4.77%	3,645	115	6.31%
Interest bearing deposits	2,883	3	0.21%	509	6	2.40%
Federal funds sold	11,359	10	0.18%	8,456	9	0.21%
Total Earning Assets	376,612	11,524	6.12%	360,597	12,203	6.77%

Allowance for loan losses	(4,207)			(3,704)
Other non-earning assets	38,239			35,393
Total Assets	$410,644			$392,286

Interest Bearing Liabilities
Demand deposits	$23,157	$14	0.12%	$22,447	$24	0.21%
Savings deposits	52,790	94	0.36%	48,506	99	0.41%
Time deposits	223,668	2,988	2.67%	204,835	3,587	3.50%
Long-term debt	10,752	239	4.45%	14,236	269	3.78%
Total Interest Bearing Liabilities	310,367	3,335	2.15%	290,024	3,979	2.74%

Demand deposits	53,129			49,451
Other liabilities	9,160			12,650
Stockholders’ equity	37,988			40,161
Total liabilities and stockholders’ equity	$410,644			$392,286

Net Interest Income		$8,189			$8,224
Net Yield on Earning Assets			4.35%			4.56%

Notes:

Yields are computed on a taxable equivalent basis using a 29% tax rate

Average balances are based upon daily balances

Includes loans in non-accrual status

Income on loans includes fees

Index

The table below sets forth an analysis of net interest income for the three month periods ended June 30, 2010 and 2009 (Average balances and interest/expense shown in thousands of dollars):

	2010			2009
	Average	Income/		Average	Income/
	Balance	Expense	Rate	Balance	Expense	Rate
Earning Assets
Loans	$333,246	$5,629	6.76%	$329,930	$5,811	7.05%
Taxable investment securities	26,271	158	2.41%	19,730	180	3.65%
Non-taxable investment securities	3,431	41	4.78%	4,044	60	5.91%
Interest bearing deposits	3,614	1	0.11%	471	3	2.99%
Federal funds sold	11,205	5	0.18%	8,697	4	0.19%
Total Earning Assets	377,767	5,834	6.18%	362,872	6,058	6.68%

Allowance for loan losses	(4,458)			(3,722)
Other non-earning assets	37,926			38,823
Total Assets	$411,235			$397,973

Interest Bearing Liabilities
Demand deposits	$23,313	$7	0.12%	$22,430	$11	0.20%
Savings deposits	53,901	49	0.36%	49,071	45	0.36%
Time deposits	223,107	1,434	2.57%	207,162	1,816	3.51%
Long-term debt	10,692	124	4.64%	11,172	132	4.72%
Total Interest Bearing Liabilities	311,013	1,614	2.08%	289,835	2,004	2.77%

Demand deposits	53,766			49,831
Other liabilities	8,548			17,724
Stockholders’ equity	37,908			40,583
Total liabilities and stockholders’ equity	$411,235			$397,973

Net Interest Income		$4,220			$4,054
Net Yield on Earning Assets			4.47%			4.47%

Notes:

Yields are computed on a taxable equivalent basis using a 29% tax rate

Average balances are based upon daily balances

Includes loans in non-accrual status

Income on loans includes fees

Non-interest Income

Non-interest income decreased $80,000, or 6.97%, during the first six months of 2010 compared to the same period in 2009 driven primarily by the shift in income associated with fee income and security transactions.

Service charges on deposit accounts decreased 6.33%. The largest portion of these charges is non-sufficient funds fees on non-interest bearing transaction accounts. The subsidiary banks continued to see decreases in service charges associated with the program commonly referred to as the “courtesy overdraft” program.

Index

Life insurance investment income increased 7.32% during the first six months of 2010 compared to the same period in 2009 as a result of an adjustment to the income projection accrual for 2010 to be more in line with prior year’s annual income.

The quarter-to-quarter comparisons are primarily due to the same items as described above.

Non-interest Expense

Non-interest expense increased 6.68% for the first six months of 2010 as compared to the same period in 2009.

Changes in salary and benefits expense

The following table compares the components of salary and benefits expense for the six month periods ended June 30, 2010 and 2009 (in thousands of dollars):

Salary and Benefits Expense

	2010	2009	Increase (Decrease)

Employee salaries	$2,223	$2,154	$69
Employee benefit insurance	526	464	62
Payroll taxes	199	192	7
Post retirement plans	497	447	50
Total	$3,445	$3,257	$188

The table below illustrates the change in salary expense for the first six months of 2010 as compared to the same period in 2009 occurring because of increases in average pay per employee and increases in the average number of full time employees (in thousands of dollars):

Amount
Changes due to adjustment in average salary per full time equivalent employee	$87
Changes due to fluctuations in the average full time equivalent employees for the periods	(18)
Total increase in salary expense	$69

Quarter-to-quarter comparisons are similar to the change described above for the first six months of 2010 compared to the first six months of 2009.

Changes in data processing expense

Data processing expense increased 60.77% or $206,000 for the first six months of 2010 compared to the same period in 2009.  During 2009, the Company completed the installation of its new core data processing system. During the negotiations for the new system, the vendor provided incentives in the form of credits for the Company’s then current contractual arrangements. This contributed significantly to the decline in data processing costs during 2009. The expiration of this monthly credit at the end of November 2009 coupled with a change in classification of ATM processing fees resulted in the increase.  Prior to the implementation of the new system all ATM processing costs were classified as other non-interest expenses.

Quarter-to-quarter comparisons are similar to the change described above for the first six months of 2010 compared to the first six months of 2009.

Changes in occupancy and equipment expense

The following table illustrates the components of occupancy and equipment expense for the six month periods ended June 30, 2010 and 2009 (in thousands of dollars):

	2010	2009	Increase (Decrease)
Depreciation of buildings and equipment	$372	$321	$51
Maintenance expense on buildings and equipment	197	199	(2)
Utilities expense	69	68	1
Real estate and personal property tax	44	44	0
Other expense related to occupancy and equipment	46	40	6
Total occupancy and equipment expense	$728	$672	$56

Index

The increases in depreciation costs are associated with the aforementioned investment in the new core data processing system implemented in November 2009.

Quarter-to-quarter comparisons are similar to the change described above for the first six months of 2010 compared to the first six months of 2009.

Changes in other non-interest expense

Other non-interest expense decreased $143,000 or 11.04% during the first six months of 2010 compared to the same period in 2009.  The primary driver of the decrease is the result of the reclassification of ATM costs from other non-interest expenses to data processing expenses.

The table below illustrates components of other non-interest expense for the six month periods ended June 30, 2010 and 2009 (in thousands of dollars). Significant individual components of other non-interest expense are itemized.

	2010	2009	Increase (Decrease)
Office supplies and postage & freight expense	$210	$248	$(38)
FDIC Premiums	326	313	13
ATM expense	(30)	107	(137)
Amortization of intangible assets	97	97	0
Advertising and marketing expense	75	77	(2)
Miscellaneous components of other non interest expense	474	453	21
Total	$1,152	$1,295	$(143)

Quarter-to-quarter comparisons are similar to the change described above for the first six months of 2010 compared to the first six months of 2009.

Borrowed Funds

The Company borrows funds from the Federal Home Loan Bank (“FHLB”) to reduce market rate risks or to provide operating liquidity.  Management typically will initiate these borrowings in response to a specific need for managing market risks or for a specific liquidity need and will attempt to match features of these borrowings to best suit the specific need. Therefore, the borrowings on the Company’s balance sheet as of June 30, 2010 and throughout the periods ended June 30, 2010 and December 31, 2009 have varying features of amortization or single payment with periodic, regular interest payment and also have interest rates which vary based on the terms and on the features of the specific borrowing.

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

The parent Company’s operating funds, funds with which to pay shareholder dividends and funds for the exploration of new business ventures have been supplied primarily through dividends paid by the Company’s subsidiary banks Capon Valley Bank (CVB) and The Grant County Bank (GCB).  The various regulatory authorities impose restrictions on dividends paid by a state bank.  A state bank cannot pay dividends without the consent of the relevant banking authorities

Index

in excess of the total net profits of the current year and the combined retained profits of the previous two years.  As of June 30, 2010, the subsidiary banks could pay dividends to Highlands Bankshares, Inc. of approximately $2,193,000 without permission of the regulatory authorities.

Capital

The Company seeks to maintain a strong capital base to expand facilities, promote public confidence, support current operations and grow at a manageable level.  As of June 30, 2010, the Company was above the regulatory minimum levels of capital. The table below summarizes the capital ratios for the Company and its subsidiary banks as of June 30, 2010 and December 31, 2009:

	June 30, 2010		December 31, 2009
	Actual	Regulatory	Actual	Regulatory
	Ratio	Minimum	Ratio	Minimum
Total Risk Based Capital Ratio
Highlands Bankshares	14.27%	8.00%	14.33%	8.00%
Capon Valley Bank	12.35%	8.00%	12.86%	8.00%
The Grant County Bank	14.43%	8.00%	14.12%	8.00%

Tier 1 Leverage Ratio
Highlands Bankshares	9.71%	4.00%	9.81%	4.00%
Capon Valley Bank	8.10%	4.00%	8.38%	4.00%
The Grant County Bank	9.95%	4.00%	9.91%	4.00%

Tier 1 Risk Based Capital Ratio
Highlands Bankshares	13.02%	4.00%	13.08%	4.00%
Capon Valley Bank	11.08%	4.00%	11.60%	4.00%
The Grant County Bank	13.18%	4.00%	12.89%	4.00%

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

Item 4.       Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2010. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective as of June 30, 2010. The Company has established procedures undertaken during the normal course of business in an effort to reasonably ensure that fraudulent activity of either an amount material to these results or in any amount is not occurring.

Index

Changes in Internal Controls

During the period reported upon, there were no significant changes in internal controls of Highlands Bankshares, Inc. pertaining to its financial reporting and control of its assets or in other factors that materially affected or are reasonably likely to materially affect such control.

PART IIOTHER INFORMATION

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
August 13, 2010