Form 10-Q
period 2010-09-30
HIGHLANDS BANKSHARES INC /WV/
filed 2010-11-15
CIK 756862

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010.

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

Large Accelerated Filer   ☐     Accelerated Filer    ☐    Non-accelerated file   ☐ (Do not check if a smaller reporting company)       Smaller reporting company   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐ Yes    ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date. As of November 15, 2010:  1,336,873 shares of Common Stock, $5 Par Value

HIGHLANDS BANKSHARES, INC.
Quarterly Report on Form 10-Q For The Period Ended September 30, 2010

Index

PART I.
Item 1.	Financial Statements

HIGHLANDS BANKSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands of Dollars, Except Per Share Data)

	Nine Months Ended September 30
	2010	2009
	(unaudited)	(unaudited)
Interest Income
Interest and fees on loans	$16,611	$17,513
Interest on federal funds sold	12	15
Interest on deposits in other banks	4	11
Interest and dividends on securities	560	661
Total Interest Income	17,187	18,200

Interest Expense
Interest on deposits	4,467	5,566
Interest on borrowed money	363	397
Total Interest Expense	4,830	5,963

Net Interest Income	12,357	12,237

Provision for Loan Losses	2,896	1,175

Net Interest Income After Provision for Loan Losses	9,461	11,062

Non-interest Income
Service charges	1,157	1,261
Life insurance investment income	198	167
Gains (losses) on securities transactions	34	(13)
Gains (losses) on sale of foreclosed property	(24)	1
Impairment of foreclosed assets	(88)	0
Other non-interest income	297	411
Total Non-interest Income	1,574	1,827

Non-interest Expense
Salaries and employee benefits	5,187	4,998
Occupancy and equipment expense	1,085	1,023
Data processing expense	819	502
Directors fees	292	310
Legal and professional fees	455	432
Other non-interest expense	1,800	1,954
Total Non-interest Expense	9,638	9,219

Income Before Provision For Income Taxes	1,397	3,670

Provision for Income Taxes	423	1,312

Net Income	$974	$2,358

Per Share Data
Net Income	$0.73	$1.76
Cash Dividends	$0.79	$0.87
Weighted Average Common Shares Outstanding	1,336,873	1,336,873

The accompanying notes are an integral part of these financial statements.

Index

HIGHLANDS BANKSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands of Dollars, Except Per Share Data)

	Three Months Ended September 30
	2010	2009
	(unaudited)	(unaudited)
Interest Income
Interest and fees on loans	$5,499	$5,812
Interest on federal funds sold	2	6
Interest on deposits in other banks	1	5
Interest and dividends on securities	187	217
Total Interest Income	5,689	6,040

Interest Expense
Interest on deposits	1,371	1,856
Interest on borrowed money	124	128
Total Interest Expense	1,495	1,984

Net Interest Income	4,194	4,056

Provision for Loan Losses	591	354

Net Interest Income After Provision for Loan Losses	3,603	3,702

Non-interest Income
Service charges	402	455
Life insurance investment income	66	56
Gains (losses) on securities transactions	1	0
Gains on sale of foreclosed property	11	0
Impairment of foreclosed assets	(88)	0
Other non-interest income	117	169
Total Non-interest Income	509	680

Non-interest Expense
Salaries and employee benefits	1,742	1,741
Occupancy and equipment expense	356	351
Data processing expense	274	163
Directors fees	105	125
Legal and professional fees	137	204
Other non-interest expense	652	659
Total Non-interest Expense	3,266	3,243

Income Before Provision For Income Taxes	846	1,139

Provision for Income Taxes	262	404

Net Income	$584	$735

Per Share Data
Net Income	$0.44	$0.55
Cash Dividends	$0.25	$0.29
Weighted Average Common Shares Outstanding	1,336,873	1,336,873

The accompanying notes are an integral part of these financial statements.

Index

HIGHLANDS BANKSHARES, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands of dollars)

	September 30, 2010	December 31, 2009
	(unaudited)	(audited)
ASSETS
Cash and due from banks	$7,244	$7,062
Interest bearing deposits in banks	1,724	1,880
Federal funds sold	3,829	8,936
Investment securities available for sale	28,475	26,936
Restricted investments	2,185	2,185
Loans	332,264	335,483
Allowance for loan losses	(5,346)	(4,021)
Bank premises and equipment, net of depreciation	10,023	9,326
Interest receivable	1,804	1,908
Investment in life insurance contracts	6,953	6,755
Foreclosed Assets	4,989	3,223
Goodwill	1,534	1,534
Other intangible assets	873	1,020
Other assets	5,075	5,583
Total Assets	$401,626	$407,810

LIABILITIES
Deposits
Non-interest bearing deposits	$53,141	$52,378
Interest bearing transaction and savings accounts	76,134	73,053
Time deposits over $100,000	74,127	75,596
All other time deposits	140,125	148,850
Total Deposits	343,527	349,877

Long term debt instruments	10,514	10,866
Accrued expenses and other liabilities	6,258	5,645
Total Liabilities	360,299	366,388

STOCKHOLDERS’ EQUITY
Common Stock, $5 par value, 3,000,000 shares
authorized, 1,436,874 shares issued	7,184	7,184
Surplus	1,662	1,662
Treasury stock (100,001 shares, at cost)	(3,372)	(3,372)
Retained earnings	36,881	36,963
Other accumulated comprehensive loss	(1,028)	(1,015)
Total Stockholders’ Equity	41,327	41,422

Total Liabilities and Stockholders’ Equity	$401,626	$407,810

The accompanying notes are an integral part of these financial statements

Index

HIGHLANDS BANKSHARES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Nine Months Ended September 30, 2010 and 2009
(In Thousands of Dollars)

	Common Stock	Surplus	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total

Balances at December 31, 2008	$7,184	$1,662	$(3,372)	$35,157	$(1,232)	$39,399

Other Comprehensive Income:
Net Income				2,358		2,358
Change in other comprehensive income					96	96
Total Comprehensive Income						2,454

Dividends Paid				(1,162)		(1,162)

Balances September 30, 2009	$7,184	$1,662	$(3,372)	$36,353	$(1,136)	$40,691

Balances at December 31, 2009	$7,184	$1,662	$(3,372)	$36,963	$(1,015)	$41,422

Other Comprehensive Income:
Net Income				974		974
Change in other comprehensive income					(13)	(13)
Total Comprehensive Income						961

Dividends Paid				(1,056)		(1,056)

Balances September 30, 2010	$7,184	$1,662	$(3,372)	$36,881	$(1,028)	$41,327

The accompanying notes are an integral part of these financial statements

Index

HIGHLANDS BANKSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands of Dollars)

	Nine Months Ended September 30,
	2010	2009
	(unaudited)	(unaudited)
Cash Flows From Operating Activities
Net Income	$974	$2,358
Adjustments to reconcile net income to net
cash provided by operating activities
Loss (gain) on securities transactions	(34)	13
(Gain) loss on sale of OREO	24	(37)
Depreciation	561	488
Change in insurance contracts	(164)	(184)
Net amortization of securities	111	61
Provision for loan losses	2,896	1,175
Write-down of OREO	107	40
Deferred income tax benefit	(319)	0
Amortization of intangibles	147	146
Decrease in interest receivable	104	335
(Increase) decrease in other assets	827	31
Increase in accrued expenses and other liabilities	586	163
Net Cash Provided by Operating Activities	5,820	4,589

Cash Flows From Investing Activities
(Increase) decrease in federal funds sold	5,107	(11,955)
Proceeds from maturities of securities available for sale	11,373	5,777
Purchase of securities available for sale	(13,009)	(10,813)
(Increase) in restricted investments	0	(8)
Proceeds from sale of fixed assets and OREO	335	669
(Increase) decrease in interest bearing deposits in banks	156	(589)
Purchase of property and equipment	(1,259)	(1,626)
Net (increase) in loans	(583)	(11,117)
Net Cash provided by (used in) Investing Activities	2,120	(29,662)
Cash Flows From Financing Activities
Net change in time deposits	(10,194)	30,331
Net change in other deposit accounts	3,844	0
Net change in short term borrowings	0	(4,800)
Repayment of long term borrowings	(352)	(336)
Dividends paid in cash	(1,056)	(1,162)
Net Cash Provided by (used in) Financing Activities	(7,758)	24,033
Net increase (decrease) in Cash and Cash Equivalents	182	(1,040)
Cash and Cash Equivalents, Beginning of Period	7,062	7,589
Cash and Cash Equivalents, End of Period	$7,244	$6,549

Supplemental Disclosures
Cash paid for income taxes	$438	$1,111
Cash paid for interest	$5,082	$5,793

The accompanying notes are an integral part of these financial statements.

Index

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE ONE:     ACCOUNTING PRINCIPLES

The consolidated financial statements conform to U. S. generally accepted accounting principles and to general industry practices.  In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting solely of normal recurring adjustments, necessary to present fairly the financial position as of September 30, 2010 and the results of operations for the three and nine month periods ended September 30, 2010 and 2009.

The results of operations for the three and nine month periods ended September 30, 2010 and 2009 are not necessarily indicative of the results to be expected for the full year.

The notes included herein should be read in conjunction with the notes to financial statements included in the Company’s 2009 annual report on Form 10-K.

Certain reclassifications have been made to prior period balances to conform with the current years’ presentation format.

NOTE TWO:     LOANS

A summary of loans outstanding as of September 30, 2010 and December 31, 2009 is shown in the table below (in thousands of dollars):

	September 30, 2010	December 31, 2009
Loan Type
Real Estate mortgage	$168,291	$162,619
Real Estate construction	34,218	30,759
Commercial	98,457	97,606
Installment	31,298	44,499
Total Loans	$332,264	$335,483

Allowance for loan losses	$(5,346)	$(4,021)

In addition to loans to fund construction and traditional mortgage loans, portions of the portfolio identified as commercial are also secured by real estate.  At September 30, 2010, the total balance of loans in the portfolio secured by real estate was $283,902,000.

NOTE THREE:     ALLOWANCE FOR LOAN LOSSES

A summary of the transactions in the allowance for loan losses for the nine month periods ended September 30, 2010 and 2009 is shown below (in thousands of dollars):

	2010	2009
Balance, beginning of period	$4,021	$3,667
Provisions charged to operations	2,896	1,175
Loan recoveries	366	234
Loan charge-offs	(1,937)	(1,174)
Balance, end of period	$5,346	$3,902

The following summary provides information regarding impaired loans as of September 30, 2010 and December 31, 2009 (in thousands of dollars):

	2010	2009
Period end balance, impaired loans	$10,293	$3,425
Allowance for impairments, period end	2,143	662

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

The amortized cost and market value of securities as of September 30, 2010 and December 31, 2009 is shown in the table below (in thousands of dollars). All of the securities on the Company’s balance sheet are classified as available for sale.

	September 30, 2010				December 31, 2009
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Market	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
Available For Sale Securities
U.S. Treasuries and Agencies	$10,160	$178	$0	$10,338	$12,250	$177	$1	$12,426
Mortgage backed securities	3,936	184	0	4,120	5,630	206	0	5,836
States and municipalities	3,359	81	0	3,440	3,832	114	0	3,946
Certificates of deposit	8,572	40	2	8,610	4,696	9	2	4,703
Marketable equities	1,945	22	-	1,967	15	10	-	25
Total Avail For Sale Securities	$27,972	$505	$2	$28,475	$26,423	$516	$3	$26,936

Information pertaining to securities with gross unrealized losses at September 30, 2010 and December 31, 2009, aggregated by investment category and length of time that individual securities have been in a continuous loss position is shown in the table below (in thousands of dollars):

	Total		Less than 12 Months		12 Months or Greater
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
September 30, 2010
Investment Category
U.S. Treasuries and Agencies	0	0	0	0	0	0
Mortgage backed securities	14	0	14	0	0	0
Certificates of deposit	644	(2)	644	(2)	0	0
Marketable equities	0	0	0	0	0	0
Total	$658	$(2)	$658	$(2)	$0	$0

December 31, 2009
Investment Category
U.S. Treasuries and Agencies	999	(1)	999	(1)	0	0
Mortgage backed securities	24	0	24	0	0	0
Certificates of deposit	246	(2)	246	(2)	0	0
Marketable equities	0	0	0	0	0	0
Total	$1,269	$(3)	$1,269	$(3)	$0	$0

Index

Restricted investments consist of investments in the Federal Home Loan Bank, the Federal Reserve Bank and West Virginia Bankers’ Title Insurance Company.  Investments are carried at face value and the level of investment is dictated by the level of participation with each institution.  Amounts are restricted as to transferability. The Company’s investment in Federal Home Loan Bank (FHLB) stock totaled $2.2 million at September 30, 2010.  FHLB stock is generally viewed as a long term investment and as a restricted investment security, which is carried at cost, because there is no market for the stock other than the FHLBs or member institutions.  Therefore, when evaluating FHLB stock for impairment, its value is based on ultimate recoverability of the par value rather than by recognizing temporary declines in value.  Despite the FHLB’s temporary suspension of cash dividend payments and repurchases of excess capital stock in 2009, the Company does not consider this investment to be other than temporarily impaired at September 30, 2010 and no impairment has been recognized.

NOTE SIX:     EARNINGS PER SHARE

There have been no changes in the Company’s outstanding shares of common stock since the fourth quarter of 2008.

NOTE SEVEN:     BORROWINGS

The Company has borrowed money from the Federal Home Loan Bank of Pittsburgh (FHLB). This debt consists of both borrowings with terms of maturities of nine months or greater and also certain debts with maturities of thirty days or less.

The borrowings with long term maturities may have either single payment maturities or amortize. The interest rates on the various long term borrowings at September 30, 2010 range from 3.94% to 5.96%. The weighted average interest rate on the borrowings at September 30, 2010 was 4.61%.

In addition to utilization of the FHLB for borrowings of long term debt, the Company also can utilize the FHLB for overnight and other short term borrowings. At September 30, 2010 and December 31, 2009, the Company had no overnight or other short term borrowings.

NOTE EIGHT:     INTANGIBLE ASSETS

The Company’s balance sheet contains several components of intangible assets. At September 30, 2010, the total balance of intangible assets was comprised of Goodwill and Core Deposit Intangible Assets acquired as a result of the acquisition of other banks and also an intangible asset related to the purchased naming rights for a performing arts center located within the Company’s primary business area. The Company performs an impairment test on an annual basis.  No impairment has been recorded to date.

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

The Grant County Bank is a member of the West Virginia Bankers' Association Retirement Plan.  Benefits under the plan are based on compensation and years of service with 100% vesting after seven years of service. The bank was required to make contributions in 2006, 2007 and 2008 and made a contribution of $589,000 in the third quarter of 2009. The Bank has recognized liabilities of $1,466,000 at September 30, 2010. The following table provides the components of the net periodic benefit cost for the plan for the nine month periods ended September 30, 2010 and 2009 (in thousands of dollars):

	2010	2009
Service cost	$141	$126
Interest cost	227	207
Expected return on plan assets	(252)	(230)
Recognized net actuarial loss	73	55
Amortization of unrecognized prior service costs	0	0
Net periodic expense	$189	$158

Index

NOTE TEN:     FAIR VALUE MEASUREMENTS

ASC 820, Fair Value Measurements and Disclosures (previously SFAS No. 157, Fair Value Measurements), defines fair value, establishes a framework for measuring fair value, establishes a three-level valuation hierarchy for disclosure of fair value measurement and enhances disclosure requirements for fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined as follows:
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

The Company, at September 30, 2010 and December 31, 2009 had no liabilities subject to fair value reporting requirements. The table below summarizes assets at September 30, 2010 and December 31, 2009 measured at fair value on a recurring basis (in thousands of dollars):

30-Sep-10	Level 1	Level 2	Level 3	Total Fair Value Measurements
U.S. Treasuries and Agencies	$0	$10,338	$0	$10,338
Mortgage backed securities	0	4,120	0	4,120
States and municipalities	0	3,440	0	3,440
Certificates of deposit	0	8,610	0	8,610
Marketable equities	0	1,967	0	1,967
Total Available For Sale Securities	$0	$28,475	$0	$28,475

31-Dec-09	Level 1	Level 2	Level 3	Total Fair Value Measurements
U.S. Treasuries and Agencies	$0	$12,426	$0	$12,426
Mortgage backed securities	0	5,836	0	5,836
States and municipalities	0	3,946	0	3,946
Certificates of deposit	0	4,703	0	4,703
Marketable equities	0	25	0	25
Total Available For Sale Securities	$0	$26,936	$0	$26,936

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

The table below summarizes assets at September 30, 2010, measured at fair value on a non recurring basis (in thousands of dollars):

30-Sep-10	Level 1	Level 2	Level 3	Total Fair Value Measurements	Three Months Ended Sept 30, 2010	Nine Months Ended Sept 30, 2010
					Total gains/(losses)	Total gains/(losses)
Other real estate owned	$0	$1,170	$3,819	$4,989	(88)	(88)
Impaired Loans	123	340	7,687	8,150	0	0
Total	$123	$1,510	$11,506	$13,139	(88)	(88)

Index

Certain assets such as other real estate owned (OREO) are measured at fair value less cost to sell. Management believes that the fair value component in its valuation follows the provisions of ASC 820. Management estimates the fair value of real estate acquired through foreclosure at an estimated fair value less costs to sell. At or near the time of foreclosure, the subsidiary banks obtain real estate appraisals on the properties. The real estate is then valued at the lesser of the appraised value or the loan balance, including interest receivable, at the time of foreclosure less an estimate of costs to sell the property. The estimate of costs to sell the property is based on historical transactions at the subsidiary banks of similar holdings.

ASC 820 applies to loans measured for impairment using the practical expedients permitted by Generally Accepted Accounting Pronouncements (“GAAP”), including impaired loans measured at an observable market price (if available), or at the fair value of the loan’s collateral (if the loan is collateral dependent). Fair value is measured based on the value of the collateral securing the loan, less estimated costs to sell.

The valuation of impaired loans and OREO property is based upon the transparency of inputs to the valuation model as of the measurement date.  In the event that a sales agreement is in place at the time of valuation, the fair value of the collateral is determined to be the agreed-upon sale price (Level 1).  In the absence of a sales agreement, the fair value of real estate collateral is determined utilizing an income or market valuation approach based on an appraisal conducted by an independent, licensed appraiser outside of the Company using observable market data (Level 2).  However , if the collateral is a house or building in the process of construction or if an appraisal of the real estate property is older than six months, then the fair value is considered Level 3.

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

Index

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

Life Insurance
The carrying amount of life insurance contracts is assumed to be a reasonable fair value. Life insurance contracts are carried on the balance sheet at their redemption value as of September 30, 2010.  This redemption value is based on existing market conditions and therefore represents the fair value of the contract.

Off-Balance-Sheet Items
The carrying amount and estimated fair value of off-balance-sheet items were not material at September 30, 2010 or December 31, 2009.

The carrying amount and estimated fair values of financial instruments as of September 30, 2010 and December 31, 2009 are shown in the table below (in thousands of dollars):

	September 30, 2010		December 31, 2009
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Financial Assets:
Cash and due from banks	7,244	7,244	7,062	7,062
Interest bearing deposits	1,724	1,724	1,880	1,880
Federal funds sold	3,829	3,829	8,936	8,936
Securities available for sale	28,475	28,475	26,936	26,936
Restricted investments	2,185	2,185	2,185	2,185
Loans, net	326,918	327,879	331,462	332,999
Interest receivable	1,804	1,804	1,908	1,908
Life insurance contracts	6,953	6,953	6,755	6,755

Financial Liabilities:
Demand and savings deposits	129,275	129,275	125,431	125,431
Time deposits	214,252	215,012	224,446	226,057
Overnight and other short term debt instruments	0	0	0	0
Long term debt instruments	10,514	11,353	10,866	11,733
Interest payable	530	530	656	656

NOTE ELEVEN:      SUBSEQUENT EVENTS

The Company has evaluated events and transactions subsequent to September 30, 2010 through the date these consolidated financial statements were issued based on the definitions and requirements of U.S. Generally Accepted Accounting Principles.  In a letter dated September 17, 2010 the Federal Home Loan Bank (FHLB) is placing one of the Company’s subsidiary banks in “full collateral delivery status”.  The collateral delivery requirement is equal to 100% of the subsidiary bank’s total outstanding, Mortgage Partnership Finance (MPF) credit enhancement, accrued interest, and prepayment penalties.  The requirement is to have the collateral pledged by October 8, 2010.  As of the date of the letter the required collateralization totals $5,717,000.  This collateral pledge is not reflected in the September 30, 2010 financial statements.

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

Forward Looking Statements

Certain statements in this report may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements are statements that include projections, predictions, expectations or beliefs about future events or results or otherwise are not statements of historical fact.  Such statements are often characterized by the use of qualified words (and their derivatives) such as “expect,” “believe,” “estimate,” “plan,” “project,” “anticipate” or other similar words.  Although the Company believes that its expectations with respect to certain forward-looking statements are based upon reasonable assumptions within the bounds of its existing knowledge of its business and operations, there can be no assurance that actual results, performance or achievements of the Company will not differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements.  Actual future results and trends may differ materially from historical results or those anticipated depending on a variety of factors, including, but not limited to, the effects of and changes in:  general economic conditions, the interest rate environment, legislative and regulatory requirements, competitive pressures, new products and delivery systems, inflation, changes in the stock and bond markets, technology, downturns in the trucking and timber industries, effects of mergers and/or downsizing in the poultry industry in Hardy County, continued challenges in the current economic environment affecting our financial condition and results of operations, continued deterioration in the financial condition of the U.S. banking system impacting the valuations of investments the Company has made in the securities of other financial institutions, and consumer spending and savings habits, particularly in the current economic environment.  Additionally, actual future results and trends may differ from historical or anticipated results to the extent: (1) any significant downturn in certain industries, particularly the trucking and timber industries are experienced; (2) loan demand decreases from prior periods; (3) the Company may make additional loan loss provisions due to negative credit quality trends in the future that may lead to a deterioration of asset quality; (4) the Company may not continue to experience significant recoveries of previously charged-off loans or loans resulting in foreclosure; (5) the Company is unable to control costs and expenses as anticipated, (6) legislative and regulatory changes could increase expenses (including changes as a result of rules and regulations adopted under the Dodd-Frank Wall Street Reform and Consumer Protection Act); and (7) any additional assessments imposed by the FDIC. Additionally, consideration should be given to the cautionary language contained elsewhere in this Form 10-Q.  The Company does not update any forward-looking statements that may be made from time to time by or on behalf of the Company.

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

In January 2010, the FASB issued ASU 2010-04, Accounting for Various Topics – Technical Corrections to SEC Paragraphs. ASU 2010-04 makes technical corrections to existing SEC guidance including the following topics: accounting for subsequent investments, termination of an interest rate swap, issuance of financial statements - subsequent events, use of residual method to value acquired assets other than goodwill, adjustments in assets and liabilities for holding gains and losses, and selections of discount rate used for measuring defined benefit obligation. The adoption of ASU 2010-04 did not have a material impact on the Company’s consolidated financial statements.

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

In July 2010, the FASB issued ASU 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.”  The new disclosure guidance will significantly expand the existing requirements and will lead to greater transparency into a company’s exposure to credit losses from lending arrangements.  The extensive new disclosures of information as of the end of a reporting period will become effective for both interim and annual reporting periods ending on or after December 15, 2010.  Specific disclosures regarding activity that occurred before the issuance of the ASU, such as the allowance roll forward and modification disclosures, will be required for periods beginning or after December 15, 2010.  The Company is currently assessing the impact that ASU 2010-20 will have on its consolidated financial statements.

On September 15, 2010, the SEC issued Release No. 33-9142, “Internal Control Over Financial Reporting In Exchange Act Periodic Reports of Non-Accelerated Filers.”  This release issued a final rule adopting amendments to its rules and forms to conform them to Section 404(c) of the Sarbanes-Oxley Act of 2002 (SOX), as added by Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act.  SOX Section 404(c) provides that Section 404(b) shall not apply with respect to any audit report prepared for an issuer that is neither an accelerated filer nor a large accelerated filer as defined in Rule 12b-2 under the Securities Exchange Act of 1934. Release No. 33-9142 was effective September 21, 2010.

On September 17, 2010, the SEC issued Release No. 33-9144, “Commission Guidance on Presentation of Liquidity and Capital Resources Disclosures in Management’s Discussion and Analysis.”  This interpretive release is intended to improve discussion of liquidity and capital resources in Management’s Discussion and Analysis of Financial Condition and Results of Operations in order to facilitate understanding by investors of the liquidity and funding risks facing the registrant. This release was issued in conjunction with a proposed rule, “Short-Term Borrowings Disclosures,” that would require public companies to disclose additional information to investors about their short-term borrowing arrangements. Release No. 33-9144 was effective on September 28, 2010.

Overview of First Nine Months Results

Net income for the first nine months of 2010, as compared to the same period in 2009, decreased by 58.7% driven primarily by increased provision for loan loss expense.

Index

Total assets decreased 1.5% from December 31, 2009 to September 30, 2010 with gross loan balances decreasing 0.96% from December 31, 2009. Average balances of earning assets and interest bearing liabilities, for the first nine months of 2010, increased 3.03% and 4.62%, respectively.  Interest income on earning assets decreased 5.7% which was more than offset by the decrease in interest expense on interest bearing liabilities of 19.0% on a fully taxable equivalent basis.  The change in interest bearing assets and liabilities coupled with the change in income and expenses are driving the increase in total taxable equivalent interest income of 0.76%.

The Company’s allowance for loan losses increased to 1.61% of total gross loans during the first nine months of 2010 as compared to 1.20% at December 31, 2009.  The increase is driven by the changes in loan loss experience factors which have increased as a result of the current economic conditions.

Non-interest income decreased $253,000 in the first nine months of 2010 as compared to the same period in 2009 driven primarily by the shift in fee income as a result of changes in consumer behavior.

Non-interest expense increased $419,000 in the first nine months of 2010 as compared to the same period in 2009 primarily due to increases in FDIC premiums, increases in data processing costs, and increases in employee related costs.

Performance Measures

The following table compares selected commonly used measures of bank performance for the nine month periods ended September 30, 2010 and 2009:

	Nine months ended September 30,
	2010	2009
Annualized return on average assets	0.30%	0.80%
Annualized return on average equity	3.19%	7.84%
Net interest margin (1)	4.41%	4.51%
Efficiency Ratio (2)	69.19%	65.55%
Earnings per share (3)	$0.73	$1.76

(1)	On a fully taxable equivalent basis and including loan origination fees.
(2)	Non-interest expenses for the period indicated divided by the sum of net interest income and non-interest income for the period indicated.
(3)	Per weighted average shares of common stock outstanding for the period indicated.

Securities Portfolio

The Company's securities portfolio serves several purposes.  Portions of the portfolio are used to secure certain public and trust deposits.  The remaining portfolio is held as investments or used to assist the Company in liquidity and asset liability management.  Total securities, including restricted securities, represented 7.63% of total assets and 74.19% of total shareholders’ equity at September 30, 2010.

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

The Company identifies at the time of acquisition those securities that are available for sale. These securities are valued at their market value with any difference in market value and amortized cost shown as an adjustment in stockholders' equity.  Changes in market values of securities which are considered temporary changes due to changes in the market rate of interest are reflected as changes in other comprehensive income, net of the deferred tax effect.  Any changes in market values of securities deemed by management to be attributable to reasons other than changes in market rates of interest would be recorded through results of operations.   As of September 30, 2010, management determined that all securities with fair values less than the amortized cost, are related to increases in the current interest rates for similar issues of securities, and that no other than temporary impairment for any securities in the portfolio exists because of downgrades of the securities

Index

or as a result of a change in the financial condition of any of the issuers. A summary of the length of time of unrealized losses for all securities held at September 30, 2010 can be found in Note Five to the financial statements. Management reviews all securities with unrealized losses, and all securities in the portfolio on a regular basis to determine whether the potential for other than temporary impairment exists.

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

Credit Quality and Allowance for Loan Losses

Non-performing loans increased 58.2% from December 31, 2009 to September 30, 2010 primarily as a result of increases in non-accrual loans somewhat offset by a decrease in loans past due in excess of 90 days.  Non-accrual loans have increased as a result of the continued deterioration of loan performance due to the current economic conditions.  As a result of the continuing decline of property values, management has chosen to be more conservative in its evaluation of potential non-performing loans.  Non-performing loans represented as a percentage of total loans increased to 2.27% during the first nine months of 2010, as compared to 1.42% of total loans at December 31, 2009, due to the increase in non-accrual loans mentioned above.  The allowance for loan losses as a percentage of total loans increased from the December 31, 2009 level of 1.20% to 1.61%.  As noted in Note Three to the unaudited consolidated financial statements, the carrying value of impaired loans increased from $3.4 million at December 31, 2009 to $10.3 million at September 30, 2010.

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

The determination of an adequate allowance at each bank is done in a four step process.  The first step is to identify impaired loans.  Impaired loans are problem loans above a certain threshold which are not expected to perform in accordance with the original loan agreement.  Impaired loans and their resulting valuation allowance are disclosed in Note Three to the Company’s unaudited consolidated financial statements.  The second step is to identify loans above a certain threshold which are problem loans due to the borrower’s payment history or deteriorating financial condition.  Losses in this category are determined based on historical loss rates of loans in the category over the prior 12 months.  The third step is to calculate a loss for the remainder of the portfolio using historical loss information for each type of loan classification.  The final step is to calculate the potential impact of the economic environment on future loan performance.  The determination of specific allowances and weighting is subjective and actual losses may be greater or less than the current amount of the allowance.  However, Management believes the current level of the allowance for loan losses represents a fair assessment of the losses inherent in the loan portfolio.

The following table illustrates certain ratios related to quality of the Company’s loan portfolio:

	September 30, 2010	December 31, 2009
Allowance for loan losses as a percentage of gross loans	1.61%	1.20%
Non performing loans as a percentage of gross loans	2.27%	1.42%
Ratio of allowance for loan losses to non-performing loans	0.71	0.85

Index

Non-performing loans include non-accrual loans and loans 90 days or more past due (including non-performing restructured loans).  Non-accrual loans are loans on which interest accruals have been suspended.  Loans are typically placed on non-accrual status once they have reached certain delinquency status, depending on loan type, and it is no longer reasonable to expect collection of principal and interest because collateral is insufficient to cover both the principal and interest due.  After loans are placed on non-accrual status, they are returned to accrual status if the obligation is brought current by the borrower, or they are charged off if payment is not made.  The following table summarizes the Company’s non-performing loans at September 30, 2010 and December 31, 2009 (in thousands of dollars):

	September 30, 2010	December 31, 2009
Non-accrual loans	$6,220	$2,567
Loans past due 90 days and still accruing interest	1,309	2,192
Total non-performing loans	$7,529	$4,759

Restructured loans are loans on which the original interest rate or repayment terms have been changed due to financial hardship of the borrower.  Restructured loans that are performing in accordance with modified terms are $6,407 and $1,836 at September 30, 2010 and December 31, 2009, respectively.

The following table summarizes the Company’s net charge-offs by loan type for the nine month periods ended September 30, 2010 and 2009 (in thousands of dollars):

	2010	2009
Charge-offs
Commercial	$(491)	$(296)
Mortgage and construction	(888)	(288)
Consumer	(558)	(590)
Total Charge-offs	(1,937)	(1,174)

Recoveries
Commercial	73	1
Mortgage	35	51
Consumer	258	182
Total Recoveries	366	234

Total Net Charge-offs	$(1,571)	$(940)

Management believes that the allowance is to be taken as a whole, and the allocation between loan types is an estimation of potential losses within each type given information known at the time.  The following table shows the allocation for loans in the loan portfolio and the corresponding amounts of the allowance allocated by loan type as of September 30, 2010 and December 31, 2009 (in thousands of dollars):

	September 30, 2010		December 31, 2009
	Amount	Percent of Loans	Amount	Percent of Loans
Loan Type
Commercial-Mortgage	$2,198	43%	$1,314	39%
Commercial-Other	335	5%	340	4%
Consumer-Mortgage	1,493	43%	1,051	45%
Consumer-Other	1,320	9%	1,316	12%
Totals	$5,346	100%	$4,021	100%

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

Index

Because of the impact of the slowing economic conditions on the housing market, the timber sector has experienced a recent downturn. While the Company has experienced some losses related to the downturn in this industry, no material losses related to foreclosures of loans collateralized by assets typical to the timber harvest industry have occurred.  This industry has seen some improvement during the current year, resulting in reduced financial stresses on the Company’s borrowers.

Net Interest Income

The Company’s net interest income, on a fully taxable equivalent basis, increased 0.76% for the first nine months of 2010 as compared to the same period in 2009.  The average balances of earning assets increased 3.03% as compared to a 4.62% increase in the average balances of interest bearing liabilities.

Decreases during recent years in the target rate for federal funds sold have caused overall rates on both interest bearing liabilities and earning assets to decrease. The effects on the Company’s net interest income are showing signs of stabilization as variable loans re-price and older balances of other earning assets and interest bearing liabilities mature and are replaced with new assets and liabilities at lower rates.

Additionally, during the first nine months of 2010, the Company has placed larger balances of loans into non-accrual status than have been placed there historically. This, combined with increases in balances of Other Real Estate Owned due to foreclosures, has had a negative impact on interest income.

The table below illustrates the effects on net interest income, on a fully taxable equivalent basis, and for the first nine months of each year, of changes in average volumes of interest bearing liabilities and earning assets from 2009 to 2010 and changes in average rates on interest bearing liabilities and earning assets from 2009 to 2010 (in thousands of dollars).

Changes for the third quarter 2010 compared to the third quarter 2009 are similar to those described above for the nine month periods.

EFFECT OF RATE-VOLUME CHANGES ON NET INTEREST INCOME

Increase (Decrease) Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009

	Due to change in:
	Average Volume	Average Rate	Total Change
Interest Income
Loans	$181	$(1,083)	$(902)
Federal funds sold	(1)	(2)	$(3)
Interest bearing deposits	3	(10)	$(7)
Taxable investment securities	115	(191)	$(76)
Nontaxable investment securities	(14)	(38)	$(52)
Total Interest Income	$284	$(1,324)	$(1,040)

Interest Expense
Demand deposits	1	(12)	(11)
Savings deposits	9	(17)	(8)
Time deposits	232	(1,312)	(1,080)
Borrowings	(86)	52	(34)
Total Interest Expense	156	(1,289)	(1,133)

Net Interest Income	$128	$(35)	$93

Index

The table below sets forth an analysis of net interest income for the nine month periods ended September 30, 2010 and 2009 (Average balances and interest/expense shown in thousands of dollars):

	2010			2009
	Average	Income/		Average	Income/
	Balance	Expense	Rate	Balance	Expense	Rate
Earning Assets
Loans	$333,615	$16,611	6.64%	$329,987	$17,513	7.08%
Taxable investment securities	25,765	472	2.44%	19,467	548	3.76%
Non-taxable investment securities	3,564	127	4.75%	3,946	179	6.05%
Interest bearing deposits	2,935	4	0.18%	622	11	2.26%
Federal funds sold	9,072	12	0.18%	9,887	15	0.20%
Total Earning Assets	374,951	17,226	6.13%	363,909	18,266	6.69%

Allowance for loan losses	(4,599)			(3,711)
Other non-earning assets	39,957			33,828
Total Assets	$410,309			$394,026

Interest Bearing Liabilities
Demand deposits	$23,144	$22	0.13%	$22,308	$33	0.20%
Savings deposits	52,702	139	0.35%	49,362	147	0.40%
Time deposits	221,797	4,306	2.59%	209,817	5,386	3.42%
Long-term debt	10,693	363	4.53%	13,222	397	4.01%
Total Interest Bearing Liabilities	308,336	4,830	2.09%	294,709	5,963	2.70%

Demand deposits	53,466			49,925
Other liabilities	8,839			9,290
Stockholders’ equity	39,668			40,102
Total liabilities and stockholders’ equity	$410,309			$394,026

Net Interest Income		$12,396			$12,303
Net Yield on Earning Assets			4.41%			4.51%

Notes:
Yields are computed on a taxable equivalent basis using a 37% tax rate
Average balances are based upon daily balances
Includes loans in non-accrual status
Income on loans includes fees

Index

The table below sets forth an analysis of net interest income for the three month periods ended September 30, 2010 and 2009 (Average balances and interest/expense shown in thousands of dollars):

	2010			2009
	Average	Income/		Average	Income/
	Balance	Expense	Rate	Balance	Expense	Rate
Earning Assets
Loans	$333,377	$5,499	6.60%	$330,801	$5,812	7.03%
Taxable investment securities	27,301	161	2.36%	21,467	176	3.26%
Non-taxable investment securities	3,396	38	4.48%	4,516	64	5.67%
Interest bearing deposits	3,036	1	0.13%	845	5	2.10%
Federal funds sold	4,572	2	0.17%	12,798	6	0.19%
Total Earning Assets	371,682	5,701	6.14%	370,427	6,063	6.65%

Allowance for loan losses	(5,368)			(3,795)
Other non-earning assets	40,706			35,080
Total Assets	$407,020			$401,712

Interest Bearing Liabilities
Demand deposits	$23,119	$7	0.13%	$22,037	$9	0.16%
Savings deposits	52,528	45	0.34%	51,134	47	0.37%
Time deposits	218,116	1,319	2.42%	219,523	1,800	3.28%
Long-term debt	10,577	124	4.68%	11,040	128	4.65%
Total Interest Bearing Liabilities	304,340	1,495	1.96%	303,734	1,984	2.61%

Demand deposits	54,130			50,859
Other liabilities	8,063			6,696
Stockholders’ equity	40,487			40,423
Total liabilities and stockholders’ equity	$407,021			$401,712

Net Interest Income		$4,206			$4,079
Net Yield on Earning Assets			4.53%			4.40%

Notes:
Yields are computed on a taxable equivalent basis using a 37% tax rate
Average balances are based upon daily balances
Includes loans in non-accrual status
Income on loans includes fees

Non-interest Income

Non-interest income decreased $253,000, or 13.85%, during the first nine months of 2010 compared to the same period in 2009 driven primarily by the shift in fee income as a result of changes in consumer behavior.

Service charges on deposit accounts decreased 8.25%. The largest portion of these charges is non-sufficient funds fees on non-interest bearing transaction accounts. The subsidiary banks continued to see decreases in service charges associated with the program commonly referred to as the “courtesy overdraft” program.  This is the result of customer’s choice not to participate in the subsidiary bank’s automatic overdraft protection coupled with better management, by customers, of their accounts.

Index

Life insurance investment income increased 18.56% during the first nine months of 2010 compared to the same period in 2009 as a result of an adjustment to the income projection accrual for 2010 to be more in line with prior year’s annual income.

Changes for the third quarter 2010 compared to the third quarter 2009 are similar to those described above for the nine month periods.

Non-interest Expense

Non-interest expense increased 4.53% for the first nine months of 2010 as compared to the same period in 2009.

Changes in salary and benefits expense

The following table compares the components of salary and benefits expense for the nine month periods ended September 30, 2010 and 2009 (in thousands of dollars):

Salary and Benefits Expense
	2010	2009	Increase (Decrease)

Employee salaries	$3,355	$3,326	$29
Employee benefit insurance	829	712	117
Payroll taxes	258	277	(19)
Post retirement plans	745	683	62
Total	$5,187	$4,998	$189

The table below illustrates the change in salary expense for the first nine months of 2010 as compared to the same period in 2009 occurring because of increases in average pay per employee and increases in the average number of full time employees (in thousands of dollars):

Amount
Changes due to adjustment in average salary per full time equivalent employee	$(26)
Changes due to fluctuations in the average full time equivalent employees for the periods	55
Total increase in salary expense	$29

Changes for the third quarter 2010 compared to the third quarter 2009 are similar to those described above for the nine month periods.

Changes in data processing expense

Data processing expense increased 63.15% or $317,000 for the first nine months of 2010 compared to the same period in 2009.  During 2009, the Company completed the installation of its new core data processing system. During the negotiations for the new system, the vendor provided incentives in the form of credits for the Company’s then current contractual arrangements. This contributed significantly to the decline in data processing costs during 2009. The expiration of this monthly credit at the end of November 2009 coupled with a change in classification of ATM processing fees resulted in the increase.  Prior to the implementation of the new system all ATM processing costs were classified as other non-interest expenses.

Changes for the third quarter 2010 compared to the third quarter 2009 are similar to those described above for the nine month periods.

Changes in occupancy and equipment expense

The following table illustrates the components of occupancy and equipment expense for the nine month periods ended September 30, 2010 and 2009 (in thousands of dollars):

Index

	2010	2009	Increase (Decrease)
Depreciation of buildings and equipment	$565	$488	$77
Maintenance expense on buildings and equipment	282	307	(25)
Utilities expense	99	92	7
Real estate and personal property tax	71	69	2
Other expense related to occupancy and equipment	68	67	1
Total occupancy and equipment expense	$1,085	$1,023	$62

The increases in depreciation costs are associated with the aforementioned investment in the new core data processing system implemented in November 2009.

Changes for the third quarter 2010 compared to the third quarter 2009 are similar to those described above for the nine month periods.

Changes in other non-interest expense

Other non-interest expense decreased $154,000 or 7.88% during the first nine months of 2010 compared to the same period in 2009.  The primary driver of the decrease is the result of the reclassification of ATM costs from other non-interest expenses to data processing expenses.

The table below illustrates components of other non-interest expense for the nine month periods ended September 30, 2010 and 2009 (in thousands of dollars). Significant individual components of other non-interest expense are itemized.

	2010	2009	Increase (Decrease)
Office supplies and postage & freight expense	$305	$346	$(41)
FDIC Premiums	495	442	53
ATM expense	(51)	162	(213)
Amortization of intangible assets	146	146	0
Advertising and marketing expense	116	119	(3)
Miscellaneous components of other non interest expense	789	739	50
Total	$1,800	$1,954	$(154)

Changes for the third quarter 2010 compared to the third quarter 2009 are similar to those described above for the nine month periods.

Borrowed Funds

The Company borrows funds from the Federal Home Loan Bank (“FHLB”) to reduce market rate risks or to provide operating liquidity.  Management typically will initiate these borrowings in response to a specific need for managing market risks or for a specific liquidity need and will attempt to match features of these borrowings to best suit the specific need. Therefore, the borrowings on the Company’s balance sheet as of September 30, 2010 and throughout the periods ended September 30, 2010 and December 31, 2009 have varying features of amortization or single payment with periodic, regular interest payments and also have interest rates which vary based on the terms and on the features of the specific borrowing.

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

Index

evaluates the implications of each liquidity source and its impact on profitability, balance sheet stability and potential future liquidity needs.

The parent Company’s operating funds, funds with which to pay shareholder dividends and funds for the exploration of new business ventures have been supplied primarily through dividends paid by the Company’s subsidiary banks Capon Valley Bank (CVB) and The Grant County Bank (GCB).  The various regulatory authorities impose restrictions on dividends paid by a state bank.  A state bank cannot pay dividends without the consent of the relevant banking authorities in excess of the total net profits of the current year and the combined retained profits of the previous two years.  As of September 30, 2010, the subsidiary banks could pay dividends to Highlands Bankshares, Inc. of approximately $2,466,000 without permission of the regulatory authorities.

Capital

The Company seeks to maintain a strong capital base to expand facilities, promote public confidence, support current operations and grow at a manageable level.  As of September 30, 2010, the Company was above the regulatory minimum levels of capital. The table below summarizes the capital ratios for the Company and its subsidiary banks as of September 30, 2010 and December 31, 2009:

	September 30, 2010		December 31, 2009
	Actual	Regulatory	Actual	Regulatory
	Ratio	Minimum	Ratio	Minimum
Total Risk Based Capital Ratio
Highlands Bankshares	14.27%	8.00%	14.33%	8.00%
Capon Valley Bank	12.38%	8.00%	12.86%	8.00%
The Grant County Bank	14.44%	8.00%	14.12%	8.00%

Tier 1 Leverage Ratio
Highlands Bankshares	9.79%	4.00%	9.81%	4.00%
Capon Valley Bank	8.21%	4.00%	8.38%	4.00%
The Grant County Bank	10.22%	4.00%	9.91%	4.00%

Tier 1 Risk Based Capital Ratio
Highlands Bankshares	13.02%	4.00%	13.08%	4.00%
Capon Valley Bank	11.11%	4.00%	11.60%	4.00%
The Grant County Bank	13.18%	4.00%	12.89%	4.00%

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

Recent Developments

Dodd-Frank Wall Street Reform and Consumer Protection Act

On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Act”).  The Act will result in seeping financial regulatory reform aimed at strengthening the nation’s financial services sector.

Index

The Act’s provisions that have received the most public attention generally have been those applying to larger institutions or institutions that engage in practices in which we do not engage.  These provisions include growth restrictions, credit exposure limits, higher prudential standards, prohibitions on proprietary trading, and prohibitions on sponsoring and investing in hedge funds and private equity funds.

However, the Act contains numerous other provisions that likely will directly impact us and our banking subsidiaries.  These include increased fees payable by banks to regulatory agencies, new capital guidelines for banks and bank holding companies, permanently increasing the FDIC insurance coverage from $100,000 to $250,000 per depositor, new liquidation procedures for banks, new regulations affecting consumer financial products, new corporate governance disclosures and requirements, and the increased cost of supervision and compliance more generally.  Many aspects of the law are subject to rulemaking by various government agencies and will take effect over several years.  This time table, combined with the Act’s significant deference to future rulemaking by various regulatory agencies, makes it difficult for us to anticipate the Act’s overall financial, competitive and regulatory impact on us, our customers, and the financial industry more generally.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 4.	Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2010. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective as of September 30, 2010. The Company has established procedures undertaken during the normal course of business in an effort to reasonably ensure that fraudulent activity of either an amount material to these results or in any amount is not occurring.

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
November 15, 2010