Form 10-K
period 2010-12-31
HIGHLANDS BANKSHARES INC /WV/
filed 2011-03-30
CIK 756862

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010

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

The aggregate market value of the 1,233,198 shares of common stock of the registrant, issued and outstanding, held by non- affiliates on June 30, 2010, was approximately $27,746,955 based on the closing sale price of $22.50 per share on June 30, 2010.  For the purposes of this calculation, the term “affiliate” refers to all directors and executive officers of the registrant.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the last practicable date: As of March 30, 2011: 1,336,873 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates certain information by reference from the registrant’s definitive proxy statement for the 2011 annual meeting of stockholders, which proxy statement will be filed on or about April 15, 2011.

FORM 10-K INDEX

* The information required by Items 10, 11, 12, 13 and 14, to the extent not included in this document, is incorporated herein by reference to the information included under the captions “Compliance with Section 16(a) of the Securities Exchange Act,” “ELECTION OF DIRECTORS,” “INFORMATION CONCERNING DIRECTORS AND NOMINEES,” “REPORT OF THE AUDIT COMMITTEE,” “EXECUTIVE COMPENSATION,” “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT” and “CERTAIN RELATED TRANSACTIONS” in the registrant’s definitive proxy statement which is expected to be filed on or about April 15, 2011.

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

Employees

As of December 31, 2010, The Grant County Bank had 72 full time equivalent employees, Capon Valley Bank had 52 full time equivalent employees and Highlands had 4 full time equivalent employees. No person is employed by HBI Life on a full time basis.

Competition

The Banks' primary trade area is generally defined as Grant, Hardy, Mineral, Randolph, Pendleton and Tucker Counties in West Virginia, portions of Frederick County in Virginia and portions of Western Maryland. This area includes the towns of Petersburg, Wardensville, Moorefield and Keyser in West Virginia, the town of Stephen City in Virginia, and several smaller rural communities mainly in West Virginia. The Banks' secondary trade area includes portions of Hampshire County in West Virginia. The Banks primarily compete with four state chartered banks, three national banks, and three credit unions. In addition, the Banks compete with money market mutual funds and investment brokerage firms for deposits in their service area.  No financial institution has been chartered in the area within the last five years although other state and nationally chartered banks have opened branches in this area within this time period.  Competition for new loans and deposits in the Banks' service area is quite intense.

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

The Company’s and its subsidiaries’ regulatory capital ratios are presented in the table below:

	Actual Ratio December 31, 2010	Actual Ratio December 31, 2009	Regulatory Minimum
Total Risk Based Capital
Highlands Bankshares	14.49%	14.33%	8.00%
The Grant County Bank	14.58%	14.12%	8.00%
Capon Valley Bank	12.50%	12.86%	8.00%

Tier 1 Leverage Ratio
Highlands Bankshares	9.91%	9.81%	4.00%
The Grant County Bank	10.26%	9.91%	4.00%
Capon Valley Bank	8.33%	8.38%	4.00%

Tier 1 Risk Based Capital Ratio
Highlands Bankshares	13.24%	13.08%	4.00%
The Grant County Bank	13.32%	12.89%	4.00%
Capon Valley Bank	11.24%	11.60%	4.00%

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

On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Act”).  The Act has resulted in financial regulatory reform aimed at strengthening the nation’s financial services sector.  The Act’s provisions and rules promulgated there under that have received the most public attention generally have been those applying to larger institutions or institutions that engage in practices in which we do not engage.  These provisions include growth restrictions, credit exposure limits, higher prudential standards, prohibitions on proprietary trading, and prohibitions on sponsoring and investing in hedge funds and private equity funds.  However, the Act contains numerous other provisions that likely will directly impact us and our banking subsidiaries.  These include increased fees payable by banks to regulatory agencies, new capital guidelines for banks and bank holding companies, permanently increasing the FDIC insurance coverage from $100,000 to $250,000 per depositor, new liquidation procedures for banks, new regulations affecting consumer financial products, new corporate governance disclosures and requirements, and the increased cost of supervision and compliance more generally.  Many aspects of the law continue to be subject to rulemaking by various government agencies and will take effect over several years.  This time table, combined with the Act’s significant deference to future rulemaking by various regulatory agencies, makes it difficult for us to anticipate the Act’s overall financial, competitive and regulatory impact on us, our customers, and the financial industry more generally.

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

Executive Officers

	Age	Position with the Company	Principal Occupation (Past Five Years)
C.E. Porter	62	Chief Executive Officer	CEO of Highlands since 2004, President of The Grant County Bank since 1991

Alan L. Brill	56	Secretary and Treasurer; President of Capon Valley Bank	President of Capon Valley Bank since 2001

Jeffrey B. Reedy	48	Chief Financial Officer	CFO of Highlands since March 2010, Prior to Highlands, Corporate Controller for American Woodmark Corporation.

Item 1A.	Risk Factors

Not required for smaller reporting companies.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The table below lists the primary properties utilized in operations by the Company. All listed properties are owned by the Company.

Location	Description
3 N. Main Street, Petersburg, WV 26847	Primary Office, The Grant County Bank
Route 33, Riverton, WV 26814	Branch Office, The Grant County Bank
500 S. Main Street, Moorefield, WV 26836	Branch Office, The Grant County Bank
Route 220 & Josie Dr., Keyser, WV 26726	Branch Office, The Grant County Bank
Main Street, Harman, WV 26270	Branch Office, The Grant County Bank
William Avenue, Davis, WV 26260	Branch Office, The Grant County Bank
5502 Appalachian Hwy., Davis, WV 26260	Branch Office, The Grant County Bank
2 W. Main Street, Wardensville, WV 26851	Primary Office, Capon Valley Bank
717 N. Main Street, Moorefield, WV 26836	Branch Office, Capon Valley Bank
17558 SR55, Baker, WV 26801	Branch Office, Capon Valley Bank
6701 Northwestern Pike, Gore, VA 22637	Branch Office, Capon Valley Bank
5511 Main Street, Stephens City, VA 22655	Branch Office, Capon Valley Bank

Item 3.	Legal Proceedings

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

The Company had approximately 836 shareholders as of December 31, 2010. This amount includes all shareholders, whether titled individually or held by a brokerage firm or custodian in street name. The Company's stock is not traded on any national or regional stock exchange although brokers may occasionally initiate or be a participant in a trade.  The Company’s stock is listed on the Over the Counter Bulletin Board under the symbol HBSI.OB.  The Company may not know terms of an exchange between individual parties.

The table on the following page outlines the dividends paid and market prices of the Company's stock based on prices disclosed to management.  Prices have been provided using a nationally recognized online stock quote system.  Such prices may not include retail mark-ups, mark-downs, or commissions. Dividends are subject to the restrictions described in Note Nine to the Financial Statements.

Highlands Bankshares, Inc. Common Stock

		Estimated Market Range
	Dividends Per Share	High	Low
2010
First Quarter	$.27	$25.75	$20.55
Second Quarter	$.27	$29.75	$20.00
Third Quarter	$.25	$24.00	$18.50
Fourth Quarter	$.25	$24.00	$18.10

2009
First Quarter	$.29	$35.00	$26.50
Second Quarter	$.29	$27.65	$27.25
Third Quarter	$.29	$27.50	$21.50
Fourth Quarter	$.29	$22.50	$21.00

Item 6.	Selected Financial Data

The following table is not required for smaller reporting companies; however, the Company believes this information may be important to the reader.

	Years Ending December 31,
	(In thousands of dollars, except for per share amounts)
	2010	2009	2008	2007	2006
Total Interest Income	$22,897	$24,274	$26,203	$27,664	$23,894
Total Interest Expense	6,214	7,841	8,866	10,703	7,909
Net Interest Income	16,683	16,433	17,337	16,961	15,985

Provision for Loan Losses	3,487	1,864	909	837	682

Net Interest Income After Provision for Loan Losses	13,196	14,569	16,428	16,124	15,303

Other Income	2,092	2,532	2,699	2,080	1,997
Other Expenses	13,056	12,053	11,419	10,952	10,394

Income Before Income Taxes	2,232	5,048	7,708	7,252	6,906

Income Tax Expense	640	1,692	2,738	2,599	2,391

Net Income	$1,592	$3,356	$4,970	$4,653	$4,515

Total Assets at Year End	$399,900	$407,810	$378,295	$380,936	$357,316
Long Term Debt at Year End	$9,393	$10,866	$11,317	$11,819	$14,992

Net Income Per Share of Common Stock	$1.19	$2.51	$3.59	$3.24	$3.14
Dividends Per Share of Common Stock	$1.04	$1.16	$1.08	$1.00	$.94

Return on Average Assets	0.38%	0.84%	1.32%	1.24%	1.29%
Return on Average Equity	4.00%	8.33%	12.38%	12.03%	12.67%
Dividend Payout Ratio	87.31%	46.19%	30.12%	30.88%	29.91%
Year End Equity to Assets Ratio	10.34%	10.16%	10.41%	10.66%	10.38%

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results or Operations

Forward Looking Statements

Certain statements in this report may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements are statements that include projections, predictions, expectations or beliefs about future events or results or otherwise are not statements of historical fact.  Such statements are often characterized by the use of qualified words (and their derivatives) such as “expect,” “believe,” “estimate,” “plan,” “project,” “anticipate” or other similar words.  Although the Company believes that its expectations with respect to certain forward-looking statements are based upon reasonable assumptions within the bounds of its existing knowledge of its business and operations, there can be no assurance that actual results, performance or achievements of the Company will not differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements.  Actual future results and trends may differ materially from historical results or those anticipated depending on a variety of factors, including, but not limited to, the effects of and changes in:  general economic conditions, the interest rate environment, legislative and regulatory requirements, competitive pressures, new products and delivery systems, inflation, changes in the stock and bond markets, technology, downturns in the trucking and timber industries, effects of mergers and/or downsizing in the poultry industry in Hardy County, continued challenges in the current economic environment affecting our financial condition and results of operations, continued deterioration in the financial condition of the U.S. banking system impacting the valuations of investments the Company has made in the securities of other financial institutions, and consumer spending and savings habits, particularly in the current economic environment.  Additionally, actual future results and trends may differ from historical or anticipated results to the extent: (1) any significant downturn in certain industries, particularly the trucking and timber industries are experienced; (2) loan demand decreases from prior periods; (3) the Company may make additional loan loss provisions due to negative credit quality trends in the future that may lead to a deterioration of asset quality; (4) the Company may not continue to experience significant recoveries of previously charged-off loans or loans resulting in foreclosure; (5) the Company is unable to control costs and expenses as anticipated; (6) legislative and regulatory changes could increase expenses (including changes as a result of rules and regulations adopted under the Dodd-Frank Wall Street Reform and Consumer Protection Act); and (7) any additional assessments imposed by the FDIC. Additionally, consideration should be given to the cautionary language contained elsewhere in this Form 10-K.  The Company does not update any forward-looking statements that may be made from time to time by or on behalf of the Company.

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

The allowance consists of specific, general and unallocated components.  The specific component relates to loans that are determined to be impaired.  The general component covers non-impaired loans and is based on management’s internal risk ratings as well as historical loss experience adjusted for qualitative factors.  An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses.

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

Intangible Assets

The Company carries intangible assets related to the purchase of two banks. Amounts paid to purchase these banks were allocated as intangible assets. Generally accepted accounting principles were applied to allocate the intangible components of the purchases. The excess was allocated between identifiable intangibles (core deposit intangibles) and unidentified intangibles (goodwill). Goodwill is required to be evaluated for impairment on an annual basis, and the value of the goodwill adjusted accordingly, should impairment be found.  As of December 31, 2010, the Company did not identify an impairment of this intangible. In addition to the intangible assets associated with the purchases of banks, the company also carries intangible assets relating to the purchase of naming rights to certain features of a performing arts center in Petersburg, WV. Intangible assets other than goodwill, which are determined to have finite lives, are amortized based upon the estimated economic benefits received.

A summary of the change in balances of intangible assets can be found in Note Twenty One to the Financial Statements.

Recent Accounting Pronouncements

Refer to Note Two of the Company’s consolidated financial statements for a discussion of recent accounting pronouncements.

Overview of 2010 Results

Net income for 2010 decreased by 52.56% as compared to 2009. The Company experienced a 1.52% increase in net interest income as the reduction in interest expenses outpaced the decreases in interest income.  The Company also experienced a significant increase in the provision for loan losses of 87.07% or $1,623,000 from 2009 to 2010 due to an increase in non-performing assets. Non-interest income decreased 17.38% primarily as a result of decreases in non-recurring income including life insurance investment income and losses associated with the sale of foreclosed property. Non-interest expense increased 8.32% due largely to an increase in data processing and employee health insurance benefit costs.

The table below compares selected commonly used measures of bank performance for the twelve month periods ended December 31, 2010 and 2009:

	2010	2009
Annualized return on average assets	0.38%	0.84%
Annualized return on average equity	4.00%	8.33%
Net interest margin (1)	4.49%	4.50%
Efficiency Ratio (2)	69.54%	63.55%
Earnings per share (3)	$1.19	$2.51

(1) On a fully taxable equivalent basis and including loan origination fees
(2) Non-interest expenses for the period indicated divided by the sum of net interest income and non-interest income for the period indicated.
(3) Per weighted average shares of common stock outstanding for the period indicated.

Net Interest Income

2010 Compared to 2009

Net interest income, on a fully taxable equivalent basis, increased 1.25% from 2009 to 2010 as average balances of both earning assets and interest bearing liabilities increased from year to year.  The increase in net interest income was driven by changes in average rates earned on assets and paid on interest bearing liabilities and by changes in the relative mix of earning assets and interest bearing liabilities.

For the year ended December 31, 2010, the Company’s average earning assets increased 1.52%; however, the percent of average loan balances, the highest earning of the Company’s earning assets, to total average earning assets decreased slightly to 89.26% in 2010 compared to 90.32% in 2009.  The benefits of the Company’s increase in earning assets were offset by an increase in average interest bearing liabilities from 2009 to 2010 of 2.69%.  The average balances of time deposits and long-term debt, both comparatively more expensive interest bearing liabilities, increased 2.35% from 2009 to 2010. These changes in the relative mix of earning assets and interest bearing liabilities and the change in the average yields somewhat offset resulting in the slight increase of the Company’s net interest income.

Rate cuts by the Federal Reserve (“the Fed”) for the target rate for federal funds sold continue to impact yields on earning assets and average rates paid on interest bearing liabilities. The Company experienced declining rates for 2010 as compared to 2009 on all components of earning assets and on the savings and time deposit components of interest bearing liabilities.

The Company believes that its deposits will be sufficient to fund the current and expected loan demand.  Should the loan demand increase beyond the Company’s current expectations, the Company may be required to fund these loans with borrowings which could result in a reduction of net interest margin.  However, management believes total net interest income would not be adversely affected.

Also, balances of non-performing loans and other real estate acquired through foreclosure have increased from December 31, 2009 to December 31, 2010. Increases in balances of non-accrual loans and other real estate acquired through foreclosure often have adverse effects on net interest income. Should balances of non-accrual loans and other real estate acquired through foreclosure continue to increase, net interest margin may decrease accordingly.  Further discussion relating to the Company’s loan portfolio and credit quality can be found as part of this Management’s Discussion and Analysis under the headings of “Loan Portfolio” and “Credit Quality.”

The table below illustrates the effects on net interest income of changes in average volumes of interest bearing liabilities and earning assets from 2009 to 2010 and changes in average rates on interest bearing liabilities and earning assets from 2009 to 2010 (in thousands of dollars):

EFFECT OF RATE-VOLUME CHANGES ON NET INTEREST
(On a fully taxable equivalent basis)
Increase (Decrease) 2010 Compared to 2009

	Due to change in:
	Average Volume	Average Rate	Total Change
Interest Income
Loans	$74	$(1,298)	$(1,224)
Taxable investment securities	126	(230)	(104)
Non-taxable investment securities	(32)	(56)	(88)
Interest bearing deposits	5	(4)	1
Federal funds sold	(3)	(3)	(6)
Total Interest Income	170	(1,591)	(1,421)

Interest Expense
Demand deposits	1	(46)	(45)
Savings deposits	11	(27)	(16)
Time deposits	154	(1,668)	(1,514)
Borrowings	(102)	50	(52)
Total Interest Expense	64	(1,691)	(1,627)

Net Interest Income	$106	$100	$206

The table below sets forth an analysis of net interest income for the years ended December 31, 2010 and 2009 (average balances and interest income/expense shown in thousands of dollars):

	2010			2009
	Average Balance	Income /Expense	Yield /Rate	Average Balance	Income /Expense	Yield /Rate

Earning Assets
Loans	$332,846	$22,144	6.65%	$331,740	$23,368	7.04%
Taxable investment securities	25,243	625	2.48%	20,180	729	3.61%
Non-taxable investment securities	3,357	152	4.53%	4,059	240	5.92%
Interest bearing deposits	2,928	8	.27%	1,028	7	.68%
Federal funds sold	8,502	14	.16%	10,288	20	.19%
Total Earning Assets	372,876	22,943	6.15%	367,295	24,364	6.63%

Allowance for loan losses	(4,811)			(3,755)
Other non-earning assets	40,705			34,097

Total Assets	$408,770			$397,637

Interest Bearing Liabilities
Demand deposits	$23,337	$29	.12%	$22,430	$74	.33%
Savings deposits	52,857	176	.33%	49,618	192	.39%
Time deposits	219,593	5,535	2.52%	213,483	7,049	3.30%
Overnight and other short-term debt	0	0	0.00%	1,407	7	.50%
Long-term debt	10,412	474	4.55%	11,237	519	4.62%
Total Interest Bearing Liabilities	306,199	6,214	2.03%	298,175	7,841	2.63%

Demand deposits	53,771			50,650
Other liabilities	9,007			8,524
Stockholders’ equity	39,793			40,288

Total Liabilities and Stockholders’ Equity	$408,770			$397,637

Net Interest Income		$16,729			$16,523
Net Yield on Earning Assets			4.49%			4.50%

Notes:
(1) Yields are computed on a taxable equivalent basis using a 30% tax rate
(2) Average balances are based upon daily balances
(3) Includes loans in non-accrual status
(4) Income on loans includes fees

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

The table below summarizes the Company’s loan portfolio at December 31, 2010, 2009, 2008, 2007 and 2006 (in thousands of dollars):

	At December 31,
	2010	2009	2008	2007	2006
Real estate mortgage	$168,226	$162,619	$156,877	$169,122	$164,243
Real estate construction	33,746	30,759	27,210	15,560	14,828
Commercial	97,089	97,606	97,709	79,892	70,408
Installment	30,275	44,499	43,958	45,625	43,37
Total Loans	329,336	335,483	325,754	310,199	292,816

Allowance for loan losses	(5,407)	(4,021)	(3,667)	(3,577)	(3,482)

Net Loans	$323,929	$331,462	$322,087	$306,622	$289,334

Commercial loan balances include certain loans secured by commercial real estate. As of December 31, 2010 the Company maintained balances of loans secured by real estate of $282,882,000 or 85.90% of total loans compared to $274,610,000 or 81.86% of total loans at December 31, 2009.

There were no foreign loans outstanding during any of the above periods.

The following table illustrates the Company’s loan maturity distribution as of December 31, 2010 (in thousands of dollars):

	Maturity Range
	Less than 1 Year	1-5 Years	Over 5 Years	Total
Loan Type
Commercial	$35,085	$16,561	$43,887	$95,533
Real estate mortgage and construction	61,560	41,008	99,405	201,973
Installment	7,249	20,691	3,890	31,830
Total Loans	$103,894	$78,260	$147,182	$329,336

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

The following table summarizes the Company’s non-performing loans (in thousands of dollars):

	At December 31,
	2010	2009	2008	2007	2006
Loans accounted for on a non-accrual basis
Consumer	$386	$269	$180	$71	$83
Commercial	1,352	90	0	0	0
Real estate	5,241	2,208	1,166	845	161
Total Non-accrual Loans	6,979	2,567	1,346	916	244

Loans delinquent 90 days or more
Consumer	121	167	575	497	122
Commercial	101	90	65	3	0
Real estate	644	1,935	2,832	1,744	1,335
Total delinquent loans	866	2,192	3,472	2,244	1,457

Total Non-performing loans	$7,845	$4,759	$4,818	$3,160	$1,701

Restructured loans are loans on which the original interest rate or repayment terms have been changed due to financial hardship of the borrower.  Restructured loans that are performing in accordance with modified terms are $6,740,000 and $1,836,000 at December 31, 2010 and December 31, 2009, respectively.

The carrying value of real estate acquired through foreclosure was $4,700,000 at December 31, 2010 and $3,223,000 at December 31, 2009. The Company's practice is to value real estate acquired through foreclosure at the lower of (i) an independent current appraisal or market analysis less anticipated costs of disposal, or (ii) the existing loan balance.   The Company does not anticipate further losses from the disposal of other real estate owned.

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

Allowance For Loan Losses

The allowance for loan losses is an estimate of the losses in the current loan portfolio. The allowance is based on two principles of accounting:  (i) ASC 450, “Contingencies” which requires that losses be accrued when they are probable of occurring and estimable and (ii) ASC 310, “Receivables”, which requires that loans be identified which have characteristics of impairment as individual risks (e.g. the collateral, present value of cash flows or observable market values are less than the loan balance).

Each of the Company’s banking subsidiaries determines the adequacy of its allowance for loan losses independently using the same allowance for loan loss methodology.  The allowance is calculated quarterly and adjusted prior to the issuance of the quarterly financial statements.  All loan losses charged to the allowance are approved by the boards of directors of each bank at their regular meetings.  In addition the boards of directors of each bank review the allowance methodology for consistency and reasonableness.  The allowance is reviewed for adequacy after considering historical loss rates, current economic conditions (both locally and nationally) delinquency trends and charge-off activity, status of past due and non-performing loans, growth within the portfolio, the amount and types of loans comprising the loan portfolio, adverse situations that may affect a borrower’s ability to pay, the estimated value of underlying collateral, prevailing economic conditions and any known credit problems that have not been considered elsewhere in the calculation.  Although the loan portfolios of the two banks are similar to each other, some differences exist which result in divergent risk patterns and different historical charge-off rates amongst the functional areas of the banks’ loan portfolios.  Each bank pays particular attention to the individual loan performance, collateral values, borrower financial condition and economic conditions.  A committee, with representatives from both subsidiary banks, meets to discuss the overall economic conditions that impact both subsidiary banks in the same fashion.

The determination of an adequate allowance at each bank is done in a four step process.  The first step is to identify impaired loans.  Impaired loans are problem loans above a certain threshold which are not expected to perform in accordance with the original loan agreement. A loan is considered impaired when, based on current information and events, it is probable that the Banks will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement.  Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due.  Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired.  Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.  Impairment is measured on a loan by loan basis for commercial loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

Large groups of smaller balance homogeneous loans are collectively evaluated for impairment.  Accordingly, the Banks do not separately identify individual consumer and residential loans for impairment disclosures, unless the loans are the subject of a restructuring agreement.

Impaired loans and their resulting valuation allowance are disclosed in table below.

December 31, 2010
Loan Type	Balance	Identified Impairment
Commercial mortgage	$24,147	$904
Commercial other	988	21
Consumer mortgage	253	0
	$25,388	$925

The second step is to identify loans above a certain threshold which are problem loans due to the borrower’s payment history or deteriorating financial condition.  Losses in this category are determined based on historical loss rates of loans in the category over the prior 12 months.  The third step is to calculate a loss for the remainder of the portfolio using historical loss information for each type of loan classification.  The final step is to calculate the potential impact of other qualitative factors on future loan performance.  Management has determined that the allowance for loan losses is adequate to absorb any losses inherent in the portfolio.  Although management believes that it uses the best information available to make such determinations, future adjustments to the allowance for loan losses may be necessary, and the results of operations could be significantly and adversely affected if circumstances differ substantially from the assumptions used in making the determinations.  Because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that material increases will not be necessary should the quality of the loans deteriorate as a result of factors previously discussed.

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

Provisions for loan losses are charged to operations in order to maintain the allowance for loan losses at a level management considers adequate to absorb credit losses inherent in the loan portfolio.  Credit exposures deemed uncollectible are charged against the allowance for loan losses.  Recoveries of previously charge-off loans are credited to the allowance for loan losses.  During 2010, the Company’s experienced level of net charge-offs, as compared to gross loan balances, was greater than that experienced in 2009.  As a result of the impact of increased net charge-offs and reduced collateral values, the Company’s provision for loan losses during 2010 was $1,623,000 greater than in 2009. The Company’s ratio of allowance for loan losses to gross loans increased from 1.20% at December 31, 2009 to 1.64% at December 31, 2010.  At December 31, 2010, the ratio of the allowance for loan losses to non-performing loans was 68.93% compared to 60.97% at December 31, 2009.

Cumulative net loan losses, after recoveries, for the five-year period ending December 31, 2010 are as follows (in thousands of dollars):

	Dollars	Percent of Total
Commercial	$1,868	34%
Real Estate	1,686	31%
Consumer	1,947	35%
Total	$5,501

An analysis of the changes in the allowance for loan losses is set forth in the following table (in thousands of dollars):

	2010	2009	2008	2007	2006
Balance at beginning of period	$4,021	$3,667	$3,577	$3,482	$3,129

Charge-offs:
Commercial loans	849	492	198	540	27
Real estate loans	1,230	445	228	47	1
Consumer loans	668	863	524	494	551
Total Charge-offs:	2,747	1,800	950	1,081	579

Recoveries:
Commercial loans	144	10	20	59	5
Real estate loans	167	72	2	4	20
Consumer loans	335	208	109	276	225
Total Recoveries	646	290	131	339	250

Net Charge-offs	2,101	1,510	819	742	329

Provision for loan losses	3,487	1,864	909	837	682

Balance at end of period	$5,407	$4,021	$3,667	$3,577	$3,482

Percent of net charge-offs to average net loans outstanding during the period	.63%	.46%	.26%	.24%	.11%

The table below shows the allocation of loans in the loan portfolio and the corresponding amounts of the allowance allocated by loan type (dollar amounts in thousands of dollars):

	At December 31,
	2010		2009		2008		2007		2006
	Amount	Percent of Loans	Amount	Percent of Loans	Amount	Percent of Loans	Amount	Percent of Loans	Amount	Percent of Loans
Commercial	$2,232	30%	$1,669	29%	$1,349	30%	$1,140	26%	$1,492	24%
Mortgage	1,662	61%	1,034	58%	994	57%	1,200	59%	996	61%
Consumer	968	9%	1,220	13%	1,285	13%	1,172	15%	967	15%
Unallocated	545		98		39		65		27
Totals	$5,407	100%	$4,021	100%	$3,667	100%	$3,577	100%	$3,482	100%

As certain loans identified as impaired are paid current, collateral values increase or loans are removed from watch lists for other reasons, and as other loans become identified as impaired, the allocation of the allowance among the loan types may change.  The allocation also changes because delinquency levels within each of the respective portfolios change.  The Company feels that the allowance is a fair representation of the losses present in the portfolio given historical loss trends, economic conditions and any known credit problems as of any quarter's end. The Company believes that the allowance is to be taken as a whole, and allocation between loan types is an estimation of potential losses within each loan type given information known at the time.

Non-Interest Income

2010 Compared to 2009

Non-interest income decreased 17.38%, or $440,000 from 2009 to 2010.

The decrease in non-interest income was primarily as a result of decreases in non-recurring income including life insurance investment income and losses associated with the sale of foreclosed property.

Service charges on deposit accounts decreased 9.25%. The largest portion of these charges is non-sufficient funds fees on non-interest bearing transaction accounts. The subsidiary banks continued to see decreases in service charges associated with the program commonly referred to as the “courtesy overdraft” program.  This is the result of customer’s choice not to participate in the subsidiary bank’s automatic overdraft protection coupled with better management, by customers, of their accounts.

Life insurance investment income, in the executive retirement benefit plan, decreased 48.5% during 2010 compared to 2009 as a result of a year end adjustment of accelerated administration fees and an increase in the Company’s liability associated with the insured beneficiary payout program.

Net insurance earnings and commissions decreased $15,000 from 2009 to 2010. Insurance earnings for the Company consist of commissions earned by the subsidiary banks on life and accident and health insurance sold in relation to the extension of credit and insurance revenues, net of benefits paid, expense allowances and policy and claim reserves earned by the life insurance subsidiary.  As the Company’s balances of installment loans and the new volume of installment loans, which are primary markets for credit life and accident and health insurance, have decreased over the past several years, gross revenues from insurance earnings have decreased. In relation to this decrease, required policy reserves have also declined.  The table below illustrates the components of insurance commissions and income for 2009 and 2010 (in thousands of dollars), which is reported as other operating income.

	2010	2009	Increase (Decrease)
Revenues
Gross commissions and insurance revenues	$158	$195	$(37)

Expenses
Benefits Paid	8	44	(36)
Changes in required policy and claim reserves	(55)	(90)	35
Expense allowance	68	89	(21)
Total Expenses	21	43	(22)

Net insurance income	$137	$152	$(15)

Non-interest Expense

2010 compared to 2009

Non-interest expense increased 8.32% in 2010 as compared to 2009.

Changes in salary and benefits expense

The following table compares the components of salary and benefits expense for the twelve month periods ended December 31, 2010 and 2009 (in thousands of dollars):

Salary and Benefits Expense
	2010	2009	Increase (Decrease)
Employee salaries	$4,493	$4,443	$50
Employee benefit insurance	1,117	976	141
Payroll taxes	351	352	(1)
Post retirement plans	976	803	173
Total	$6,937	$6,574	$363

The table below illustrates the change in salary expense between 2010 compared to salary expense for 2009 occurring because of increases in average pay per employee and increases in the average number of full time employees (in thousands of dollars):

Amount
Changes due to decrease in average cost per full time equivalent employee	$(23)
Changes due to increase in the average full time equivalent employees for the periods	73
Total increase in salary expense	$50

Decreases in average cost per full-time employee and increase in cost due to full time equivalent employees is primarily driven by the opening of a new full service branch during 2010.

Changes in data processing expense

Data processing expense increased 61.92% or $421,000 during 2010 compared to 2009.  During 2009, the Company completed the installation of its new core data processing system. During the negotiations for the new system, the vendor provided incentives in the form of credits for the Company’s then current contractual arrangements. This contributed significantly to the decline in data processing costs during 2009. The expiration of this monthly credit at the end of November 2009 coupled with a change in classification of ATM processing fees resulted in the increase.  Prior to the implementation of the new system all ATM processing costs were classified as other non-interest expenses.

Changes in occupancy and equipment expense

The following table illustrates the components of occupancy and equipment expense for the twelve month periods ended December 31, 2010 and 2009 (in thousands of dollars):

	2010	2009	Increase (Decrease)
Depreciation of buildings and equipment	$787	$672	$115
Maintenance expense on buildings and equipment	369	401	(32)
Utilities expense	133	121	12
Real estate and personal property tax	100	101	(1)
Other expense related to occupancy and equipment	98	90	8
Total occupancy and equipment expense	$1,487	$1,385	$102

Occupancy and equipment expenses increased 7.36% during 2010 compared to 2009.  This increase was driven by the addition of a full service branch opened during 2010.

Changes in miscellaneous non-interest expense

Director fees decreased by 3.72% during 2010 driven by attendance and the number of meetings held during 2010 compared to 2009.  Legal and professional fees increased by $147,000 or 32.17% from 2009 to 2010 driven by outsourcing reporting services for year end 2009 and legal consultations during 2010.

Office supplies and postage and freight expenses decreased 16.43% or $80,000 during 2010 compared to 2009, largely driven by the reduction of courier services between branches.

FDIC premium expense increased 14.93% or $86,000 during 2010 compared to 2009 driven by the increased premiums implemented during 2009.  2010 expenses included a full year of the increased premiums as well as a full year of amortization of the three year premium prepayment required in 2009.

Loan and foreclosed asset expenses increased 150.73% or $309,000 during 2010 compared to 2009 due to the increased number of foreclosures during 2010.

The table below illustrates components of other non-interest expense for 2010 and 2009 (in thousands of dollars).

	2010	2009	Increase (Decrease)
ATM expense	$(72)	$192	$(264)
Advertising and marketing expense	158	159	(1)
Amortization of intangible assets	190	194	(4)
Franchise taxes	96	110	(14)
Miscellaneous components of other non-interest expense	584	631	(47)
Total	$956	$1,286	$(330)

Securities Portfolio

The Company's securities portfolio serves several purposes.  Portions of the portfolio are used to secure certain public deposits.  The remaining portfolio is held as investments or used to assist the Company in liquidity and asset liability management.  Total securities, including restricted securities, represented 6.85% of total assets and 66.26% of total shareholders’ equity at December 31, 2010.

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

The Company identifies at the time of acquisition those securities that are available for sale. These securities are valued at their market value with any difference in market value and amortized cost shown as an adjustment in stockholders' equity.  Changes within the year in market values are reflected as changes in other comprehensive income, net of the deferred tax effect.  As of December 31, 2010, the fair value of the securities available for sale exceeds their cost basis by $343,000 ($216,000 after tax effect of $127,000).

The table below summarizes the carrying value of the Company’s securities at December 31, 2010, 2009 and 2008 (in thousands of dollars):

	Available for Sale Carrying Value December 31,
	2010	2009	2008
U.S. Treasuries and Agencies	$9,258	$12,426	$7,726
Mortgage backed securities	5,651	5,836	10,342
Collateralized mortgage obligations	1,764	0	0
State and municipals	2,157	3,946	3,609
Certificates of deposit	6,465	4,703	0
Marketable equities	29	25	15
Total	$25,324	$26,936	$21,692

The carrying amount and estimated market value of debt securities (in thousands of dollars) at December 31, 2010 by contractual maturity are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value	Equivalent Average Yield

Securities Available for Sale
Due in next twelve months	$3,078	$3,101	1.68%
Due after one year through five	14,404	14,583	1.80%
Due five years through ten years	195	196	4.25%
Mortgage backed securities	7,269	7,415	2.83%
Equity securities with no maturity	15	29
Total Available For Sale	$24,981	$25,324	2.11%

Yields on tax exempt securities are stated at actual yields.

Any changes in market values of securities deemed by management to be attributable to reasons other than changes in market rates of interest would be recorded through results of operations.  It is the Company’s determination that all securities held at December 31, 2010 which have fair values less than the amortized cost, have these gross unrealized losses related to increases in the current interest rates for similar issues of securities, and that no material impairment for any securities in the portfolio exists because of downgrades of the securities or as a result of a change in the financial condition of any of the issuers. A summary of the length of time of unrealized losses for all securities held at December 31, 2010 can be found in the footnotes to the consolidated financial statements. The Company reviews all securities with unrealized losses, and all securities in the portfolio on a regular basis to determine whether the potential for other than temporary impairment exists. One of the criteria for making this determination is the rating given to each bond by the major ratings agencies Moodys and Standard & Poors.

A summary of the Company’s securities portfolio at December 31, 2010, based on the ratings of the securities in the portfolio given by these ratings agencies is shown below (in thousands of dollars):

		Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
Ratings Provided by Ratings Agencies
Moody’s	S&P

U.S. Treasuries and Agencies
Aaa	AAA	$9,132	$133	$7	$9,258

Mortgage Backed Securities
Aaa	AAA	5,505	153	7	5,651

Commercial Mortgage Obligations
Aaa	AAA	1,764	0	0	1,764

State and Municipals
Aa3	AA+	954	28	0	982
Aa3	No Rating	70	2	0	72
No Rating	AA+	403	1	0	404
No Rating	No Rating	696	3	0	699

Marketable Equities
No Rating		$15	$14	$0	$29

Deposits

The Company's primary source of funds is local deposits.  The Company's deposit base is comprised of demand deposits, savings and money market accounts and other time deposits. The majority of the Company's deposits are provided by individuals and businesses located within the communities served.

Total balances of deposits decreased 2.02% from December 31, 2009 to December 31, 2010.

A summary of the maturity range of time deposits over $100,000 is as follows (in thousands of dollars):

	At December 31,
	2010	2009	2008
Three months or less	$11,725	$11,133	$12,136
Four to twelve months	36,431	36,512	32,828
One year to three years	22,419	23,447	14,127
Four years to five years	4,428	4,504	5,688
Total	$75,003	$75,596	$64,779

Debt Instruments

Long-Term Borrowings

The Company borrows funds from the Federal Home Loan Bank (“FHLB”) to reduce market rate risks or to provide operating liquidity.  The Company typically will initiate these borrowings in response to a specific need for managing market risks or for a specific liquidity need and will attempt to match features of these borrowings to best suit the specific need. Therefore, the borrowings on the Company’s balance sheet as of December 31, 2010 and throughout the twelve month period ended December 31, 2010 have varying features of amortization or single payment with periodic, regular interest payment and also have interest rates which vary based on the terms and on the features of the specific borrowing. More information regarding the Company’s FHLB advances can be found in Note Thirteen of the consolidated financial statements.

Short-Term Borrowings

As it becomes necessary for short-term liquidity needs and when beneficial for assisting in managing profitability the Company will periodically utilize either the FHLB or other available credit facilities for overnight or other short term borrowings. The use of short-term debt instruments is not a frequently utilized borrowing mechanism of the Company; however, during the third quarter of 2010, circumstances prescribed use of these borrowing facilities. At December 31, 2010, the Company had no balance in overnight and other short-term borrowings.

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

The capital management function is an ongoing process. The Company looks first and foremost to maintain capital levels adequate to satisfy regulatory requirements through earnings retention. The maintenance of capital adequacy is weighed against the management of capital for satisfactory return on equity, typically via use of dividends and/or share repurchases. During 2010, the Company’s capital position decreased $54,000 versus an increase of $2,023,000 during 2009. The return on average equity was 4.00% in 2010 compared to 8.33% for 2009. Total cash dividends declared represented 87.31% of net income for 2010 compared to 46.19% for 2009.  Book value per share was $30.94 at December 31, 2010 compared to $30.98 at December 31, 2009.

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

The Company’s operating funds, funds with which to pay shareholder dividends and funds for the exploration of new business ventures have been supplied primarily through dividends paid by the Company’s two subsidiary Banks, Capon Valley Bank and The Grant County Bank.  The various regulatory authorities impose restrictions on dividends paid by a state bank.  A state bank cannot pay dividends without the consent of the relevant banking authorities in excess of the total net profits of the current year and the combined retained profits of the previous two years.  As of December 31, 2010, the subsidiary Banks could pay dividends to the Company of approximately $2,615,000 without permission of the regulatory authorities.

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

HIGHLANDS BANKSHARES, INC.
CONSOLIDATED BALANCE SHEETS
December 31, 2010 and 2009
(In thousands of dollars)

	2010	2009
ASSETS
Cash and due from banks	$8,282	$7,062
Interest bearing deposits in banks	3,532	1,880
Federal funds sold	5,836	8,936
Investment securities available for sale	25,324	26,936
Restricted investments	2,087	2,185
Loans	329,336	335,483
Allowance for loan losses	(5,407)	(4,021)
Bank premises and equipment	9,901	9,326
Interest receivable	1,791	1,908
Investment in life insurance contracts	7,031	6,755
Foreclosed assets	4,700	3,223
Goodwill	1,534	1,534
Other intangible assets	830	1,020
Other assets	5,123	5,583
Total Assets	$399,900	$407,810

LIABILITIES
Deposits
Non-interest bearing deposits	$54,693	$52,378
Interest bearing transaction and savings accounts	77,392	73,053
Time deposits over $100,000	75,003	75,596
All other time deposits	135,724	148,850
Total Deposits	342,812	349,877

Long-term debt instruments	9,393	10,866
Accrued expenses and other liabilities	6,327	5,645
Total Liabilities	358,532	366,388

STOCKHOLDERS’ EQUITY
Common Stock, $5 par value, 3,000,000 shares authorized, 1,436,874 shares issued	7,184	7,184
Surplus	1,662	1,662
Treasury stock (100,001 shares, at cost)	(3,372)	(3,372)
Retained earnings	37,165	36,963
Accumulated other comprehensive loss	(1,271)	(1,015)
Total Stockholders’ Equity	41,368	41,422

Total Liabilities and Stockholders’ Equity	$399,900	$407,810

The accompanying notes are an integral part of these financial statements.

HIGHLANDS BANKSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 2010 and 2009
(in thousands of dollars, except per share data)

	2010	2009
Interest and Dividend Income
Loans, including fees	$22,144	$23,368
Federal funds sold	14	20
Interest bearing deposits	8	7
Investment securities	731	879
Total Interest Income	22,897	24,274

Interest Expense
Interest on deposits	5,740	7,315
Interest on overnight and other short term debt instruments	1	7
Interest on long term debt instruments	473	519
Total Interest Expense	6,214	7,841

Net Interest Income	16,683	16,433

Provision for Loan Losses	3,487	1,864

Net Interest Income after Provision for Loan Losses	13,196	14,569

Non-interest Income
Service charges	1,559	1,718
Life insurance investment income	120	233
Gain (loss) on securities transactions	52	(7)
Gain (loss) on sale of foreclosed property	(52)	80
Gain on sale of fixed assets	0	2
Other operating income	413	506
Total Non-interest Income	2,092	2,532

Non-interest Expenses
Salaries and benefits	6,937	6,574
Occupancy and equipment expense	1,487	1,385
Data processing expense	1,101	680
Legal and professional fees	604	457
Directors fees	388	403
Office supplies and postage and freight expense	407	487
FDIC Premium	662	576
Loan and foreclosed asset expense	514	205
Other operating expenses	956	1,286
Total Non-interest Expenses	13,056	12,053

Income Before Income Tax Expense	2,232	5,048

Income Tax Expense	640	1,692

Net Income	$1,592	$3,356

Earnings Per Weighted Average Share Outstanding	$1.19	$2.51
Dividends Per Share	$1.04	$1.16
Weighted Average Shares Outstanding	1,336,873	1,336,873

The accompanying notes are an integral part of these financial statements.

HIGHLANDS BANKSHARES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
(in thousands of dollars)

	Common Stock	Surplus	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total

Balances at January 1, 2009	$7,184	$1,662	$(3,372)	$35,157	$(1,232)	$39,399

Comprehensive income:
Net income				3,356		3,356
Change in other comprehensive income					217	217
Total comprehensive income						3,573

Cash dividends				(1,550)		(1,550)

Balances at December 31, 2009	$7,184	$1,662	$(3,372)	$36,963	$(1,015)	$41,422

Comprehensive income:
Net income				1,592		1,592
Change in other comprehensive income					(256)	(256)
Total comprehensive income						1,336

Cash dividends				(1,390)		(1,390)

Balances at December 31, 2010	$7,184	$1,662	$(3,372)	$37,165	$(1,271)	$41,368

The accompanying notes are an integral part of these financial statements.

HIGHLANDS BANKSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2010 and 2009
(In thousands of dollars)

	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$1,592	$3,356
Adjustments to reconcile net income to net cash provided by operating activities
(Gain) loss on securities transactions	(52)	7
(Gain) on sale of property and equipment	0	(2)
(Gain) loss on sale of foreclosed assets	52	(80)
Depreciation	787	672
Income from life insurance contracts	(120)	(233)
Net amortization of securities premiums	141	95
Provision for loan losses	3,487	1,864
Write-down on foreclosed assets	159	107
Deferred income tax expense (benefit)	(483)	120
Amortization of intangibles	190	195
Decrease in interest receivable	117	256
(Increase) decrease in other assets	857	(2,348)
Increase (decrease) in accrued expenses	526	(881)
Net Cash Provided by Operating Activities	7,253	3,128

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of foreclosed assets and fixedassets	834	1,095
Proceeds from maturity of securities available for sale	19,650	12,357
Purchase of securities available for sale	(18,297)	(17,542)
Net change in other investments	98	(9)
Net change in interest bearing deposits in other banks	(1,652)	(1,378)
Net change in federal funds sold	3,100	(8,776)
Net (increase) decrease in loans	1,524	(14,224)
Purchase of property and equipment	(1,362)	(1,967)
Net Cash Provided by (Used in) Investing Activities	3,895	(30,444)

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in time deposits	(13,719)	26,373
Net change in other deposit accounts	6,654	7,217
Repayment of long-term debt	(1,473)	(451)
Additional (repayment of) short-term borrowings	0	(4,800)
Dividends paid in cash	(1,390)	(1,550)
Net Cash Provided by (Used in) Financing Activities	(9,928)	26,789

CASH AND CASH EQUIVALENTS
Net increase (decrease) in cash and due from banks	1,220	(527)
Cash and due from banks, beginning of year	7,062	7,589

Cash and due from banks, end of year	$8,282	$7,062

Supplemental Disclosures, Cash Paid For:
Interest Expense	$6,382	$8,028
Income Taxes	$743	$1,511

Supplemental Disclosure of noncash Investing and Financing Activities for other real estate acquired in settlement of loans	$2,522	$2,985

The accompanying notes are an integral part of these financial statements.

NOTE ONE: SUMMARY OF OPERATIONS

Highlands Bankshares, Inc. (the "Company") is a bank holding company and operates under a charter issued by the State of West Virginia.  The Company owns all of the outstanding stock of The Grant County Bank ("Grant") and Capon Valley Bank ("Capon"), which operate under charters issued by the State of West Virginia. The Company also owns all of the outstanding stock of HBI Life Insurance Company, Inc. ("HBI Life"), which operates under a charter issued by the State of Arizona.  State chartered banks are subject to regulation by the West Virginia Division of Banking, The Federal Reserve Bank and the Federal Deposit Insurance Corporation, while the insurance company is regulated by the Arizona Department of Insurance.  The Banks provide services to customers located mainly in Grant, Hardy, Hampshire, Mineral, Pendleton, Randolph and Tucker counties of West Virginia, including the towns of Petersburg, Keyser, Moorefield, Davis and Wardensville through ten locations and in the county of Frederick in Virginia through two locations.  The insurance company sells life and accident coverage exclusively through the Company's subsidiary Banks.

NOTE TWO: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting and reporting policies of Highlands Bankshares, Inc. and its subsidiaries conform to accounting principles generally accepted in the United States of America and to accepted practice within the banking industry.

(a)	Principles of Consolidation

The consolidated financial statements include the accounts of The Grant County Bank, Capon Valley Bank and HBI Life Insurance Company, Inc.  All significant inter-company accounts and transactions have been eliminated.

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

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are stated at unpaid principal balances net of unearned interest and the allowance for loan losses.  Interest income is computed using the effective interest method based on the daily amount of principal outstanding and is credited to income as earned.

Loans are considered past due when they are not paid in accordance with contractual terms.  Past due loans are monitored by portfolio segment and by severity of delinquency – 30-59 days past due; 60-89 days past due; and 90 days and greater past due.

The accrual of interest on loans in all loan segments (nonaccrual loans) is discontinued when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about further collectability of principal or interest, even though the loan is currently performing.  A loan may remain on accrual status if it is well secured and in the process of collection.   When a loan is placed on nonaccrual status, all unpaid interest credited to income in the current calendar year is reversed and all unpaid interest accrued in prior calendar years is charged against the allowance for loan losses.  Interest payments received on nonaccrual loans are either applied against principal or reported as interest income according to management’s judgment as to the collectability of principal.  Generally, loans are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time and the ultimate collectability of the total contractual principal and interest is no longer in doubt.

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

The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings.  Loan losses are charged against the allowance when management believes the uncollectability of a loan balance is confirmed.  Subsequent recoveries, if any, are credited to the allowance.

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

The allowance consists of specific, general and unallocated components.  The specific component relates to loans that are determined to be impaired.  For such loans, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan.

The general component covers non-impaired loans and is based on management’s internal risk ratings as well as historical loss experience adjusted for qualitative factors.  The following risk factors relevant to each portfolio segment are reviewed and evaluated:

•	Changes in lending policies and procedures, including changes in underwriting standards or collection, charge-off and recovery practices.
•
Changes in national, regional, and local economic and business conditions and developments that affect the collectability of the portfolio, including unemployment trends and GDP and other leading economic indicators.

•	Changes in the nature and volume of the portfolio.
•	Changes in the experience, ability and depth of lending management and staff.
•	Changes in the volume and severity of past due and classified loans, the volume of nonaccrual loans, troubled debt restructurings and other loan modifications.
•	Changes in the quality of the Banks’ loan review systems.
•	The existence and effect of any concentrations of credit, and the changes in the level of such concentrations.
•	Changes in the value of underlying collateral.
•	The effect of other external factors such as competition and legal and regulatory requirements on the level of estimated credit losses in the existing portfolio.

An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses.  The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

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

Impairment is measured on a loan by loan basis for commercial loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

Large groups of smaller balance homogeneous loans are collectively evaluated for impairment.  Accordingly, the Banks do not separately identify individual consumer and residential loans for impairment disclosures, unless the loans are the subject of a restructuring agreement.

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

All other loans, excluding individually evaluated loans determined not to be impaired, are included in a group of loans that are measured under the general component of the allowance for loan losses to provide for estimated credit losses that have been incurred on groups of loans with similar risk characteristics. The methodology for measuring estimated credit losses on groups of loans with similar risk characteristics is based on each group’s historical net charge-off rate, adjusted for the effects of the qualitative or environmental factors that are likely to cause estimated credit losses as of the evaluation date to differ from the group’s historical loss experience.

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

Advertising costs are expensed as they are incurred.  Advertising expense for the years ended December 31, 2010 and 2009 was $158,000 and $ 159,000, respectively.

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

At December 31, 2010 there were no unrecognized tax benefits.

(o)	Reclassifications

Certain reclassifications have been made to prior period balances to conform with the current year’s presentation format.

(p)	Recent Accounting Standards

Adoption of New Accounting Standards

In June 2009, the Financial Accounting Standards Board (FASB) issued new guidance relating to the accounting for transfers of financial assets. The new guidance, which was issued as SFAS No. 166, “Accounting for Transfers of Financial Assets, an amendment to SFAS No. 140,” was adopted into the Accounting Standards Codification (Codification) in December 2009 through the issuance of Accounting Standards Update (ASU) 2009-16. The new standard provides guidance to improve the relevance, representational faithfulness, and comparability of the information that an entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets.  ASU 2009-16 was effective for transfers on or after January 1, 2010.  The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued new guidance relating to variable interest entities.  The new guidance, which was issued as SFAS No. 167, “Amendments to FASB Interpretation No. 46(R),” was adopted into the Codification in December 2009. The objective of the guidance is to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. SFAS No. 167 was effective as of January 1, 2010. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

In October 2009, the FASB issued ASU 2009-15, “Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing.” ASU 2009-15 amends Subtopic 470-20 to expand accounting and reporting guidance for own-share lending arrangements issued in contemplation of convertible debt issuance. ASU 2009-15 is effective for fiscal years beginning on or after December 15, 2009 and interim periods within those fiscal years for arrangements outstanding as of the beginning of those fiscal years. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

In January 2010, the FASB issued ASU 2010-04, Accounting for Various Topics – Technical Corrections to SEC Paragraphs. ASU 2010-04 makes technical corrections to existing Securities and Exchange Commission (SEC) guidance including the following topics: accounting for subsequent investments, termination of an interest rate swap, issuance of financial statements - subsequent events, use of residential method to value acquired assets other than goodwill, adjustments in assets and liabilities for holding gains and losses, and selections of discount rate used for measuring defined benefit obligation. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

In January 2010, the FASB issued ASU 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.” ASU 2010-06 amends Subtopic 820-10 to clarify existing disclosures, require new disclosures, and includes conforming amendments to guidance on employers’ disclosures about postretirement benefit plan assets. ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years.  The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

In February 2010, the FASB issued ASU 2010-09, “Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements.”  ASU 2010-09 addresses both the interaction of the requirements of Topic 855 with the SEC’s reporting requirements and the intended breadth of the reissuance disclosures provisions related to subsequent events.  An entity that is an SEC filer is not required to disclose the date through which subsequent events have been evaluated.  ASU 2010-09 was effective immediately. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

In July 2010, the FASB issued ASU 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.”  The new disclosure guidance significantly expands the existing requirements and will lead to greater transparency into a company’s exposure to credit losses from lending arrangements.  The extensive new disclosures of information as of the end of a reporting period will become effective for both interim and annual reporting periods ending on or after December 15, 2010.  Specific disclosures regarding activity that occurred before the issuance of the ASU, such as the allowance roll forward and modification disclosures, will be required for periods beginning on or after December 15, 2010.  The Company has included the required disclosures in its consolidated financial statements.

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

In January 2011, the FASB issued ASU 2011-01, “Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20.”  The amendments in this ASU temporarily delay the effective date of the disclosures about troubled debt restructurings in ASU 2010-20 for public entities. The delay is intended to allow the FASB time to complete its deliberations on what constitutes a troubled debt restructuring. The effective date of the new disclosures about troubled debt restructurings for public entities and the guidance for determining what constitutes a troubled debt restructuring will then be coordinated. Currently, that guidance is anticipated to be effective for interim and annual periods ending after June 15, 2011.

In December 2010, the FASB issued ASU 2010-29, “Disclosure of Supplementary Pro Forma Information for Business Combinations.”  The guidance requires pro forma disclosure for business combinations that occurred in the current reporting period as though the acquisition date for all business combinations that occurred during the year had been as of the beginning of the annual reporting period.  If comparative financial statements are presented, the pro forma information should be reported as though the acquisition date for all business combinations that occurred during the current year had been as of the beginning of the comparable prior annual reporting period.  ASU 2010-29 is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010.  Early adoption is permitted.  The adoption of the new guidance is not expected to have a material impact on the Company’s consolidated financial statements.

In December 2010, the FASB issued ASU 2010-28, “When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts.”  The amendments in this ASU modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists.  For public entities, the amendments in this Update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted.  The adoption of the new guidance is not expected to have a material impact on the Company’s consolidated financial statements.

The SEC has issued Final Rule No. 33-9002, Interactive Data to Improve Financial Reporting, which requires companies to submit financial statements in XBRL (extensible business reporting language) format with their SEC filings on a phased-in schedule.  Large accelerated filers and foreign large accelerated filers using U.S. GAAP were required to provide interactive data reports starting with their first quarterly report for fiscal periods ending on or after June 15, 2010.  All remaining filers are required to provide interactive data reports starting with their first quarterly report for fiscal periods ending on or after June 15, 2011.

No other recent accounting pronouncements had a material impact on the Company’s consolidated financial statements, and it is believed that none will have a material impact on the Company’s operations in future years.

NOTE THREE: SECURITIES

The income derived from taxable and non-taxable securities for the years ended December 31, 2010 and 2009 is shown below (in thousands of dollars):

	Year Ended December 31,
	2010	2009
Investment securities, taxable	$625	$728
Investment securities, non-taxable	106	151

The carrying amount and estimated fair value of securities available for sale at December 31, 2010 and 2009 are as follows (in thousands of dollars):

Available for Sale Securities
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
December 31, 2010

U.S. Treasuries and Agencies	$9,132	$133	$7	$9,258
Mortgage backed securities	5,505	153	7	5,651
Collateralized mortgage obligations	1,764	0	0	1,764
State and municipals	2,123	34	0	2,157
Certificates of deposit	6,442	25	2	6,465
Marketable equities	15	14	0	29
Total Securities Available for Sale	$24,981	$359	$16	$25,324

December 31, 2009

U.S. Treasuries and Agencies	$12,250	$177	$1	$12,426
Mortgage backed securities	5,630	206	0	5,836
State and municipals	3,832	114	0	3,946
Certifications of deposit	4,696	9	2	4,703
Marketable equities	15	10	0	25
Total Securities Available for Sale	$26,423	$516	$3	$26,936

The carrying amount and fair value of debt securities at December 31, 2010, by contractual maturity are shown below (in thousands of dollars). Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Securities Available for Sale
	Amortized Cost	Fair Value
Due in one year or less	$3,078	$3,101
Due after one year through five years	14,424	14,583
Due after five years through ten years	195	196
Mortgage backed securities	7,269	7,415
Equity securities with no maturity	15	29

Total Securities Available for Sale	$24,981	$25,324

Securities having a carrying value of $7,195,000 at December 31, 2010 and $4,991,000 at December 31, 2009 were pledged to secure public deposits and for other purposes required by law.

Information pertaining to securities with gross unrealized losses at December 31, 2010 and 2009, aggregated by investment category and length of time that individual securities have been in a continuous loss position is shown in the table below (in thousands of dollars):

	Total		Less than 12 Months		12 Months or Greater
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
December 31, 2010
Investment Category
U.S. Treasuries and Agencies	$993	$(7)	$993	$(7)	$0	$0
Mortgage backed securities	2,283	(7)	2,283	(7)	0	0
Collateralized mortgage obligations	827	0	827	0	0	0
Certificates of deposit	494	(2)	494	(2)	0	0
Marketable equities	0	0	0	0	0	0
Total	$4,597	$(16)	$4,597	$(16)	$0	$0

December 31, 2009
Investment Category
U.S. Treasuries and Agencies	$999	$(1)	$999	$(1)	$0	$0
Mortgage backed securities	24	0	24	0	0	0
State and municipals	246	(2)	246	(2)	0	0
Marketable equities	0	0	0	0	0	0
Total	$1,269	$(3)	$1,269	$(3)	$0	$0

The number of securities available for sale that were in an unrealized loss position at December 31, 2010 is summarized in the table below:

	Total	Loss Position less than 12 Months	Loss Position greater than 12 Months
U.S. Treasuries and Agencies	1	1	0
Mortgage backed securities	3	3	0
Collateralized mortgage obligations	1	1	0
Certificates of deposit	2	2	0
Total	7	7	0

It is management’s determination that all securities held at December 31, 2010, which have fair values less than the amortized cost, have gross unrealized losses related to increases in the current interest rates for similar issues of securities, and that no material impairment for any securities in the portfolio exists because of downgrades of the securities or as a result of a change in the financial condition of any of the issuers.

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

NOTE FIVE: LOANS

Loans outstanding as of December 31, 2010 and 2009 are summarized as follows (in thousands of dollars):

	2010	2009
Commercial	$97,089	$97,606
Real Estate Construction	33,746	30,759
Real Estate Mortgage	168,226	162,619
Consumer Installment	30,275	44,499
Total Loans	$329,336	$335,483

The following is a summary of information pertaining to impaired loans by portfolio segment at December 31, 2010 and 2009 (in thousands of dollars):

	Impaired Loans For the Years Ended December 31, 2010
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized

With no related allowance recorded:
Commercial Mortgage	$18,455	$18,455	$0	$26,557	$137
Commercial Other	840	840	0	1,159	13
Consumer Mortgage	253	253	0	256	2
Sub-total	$19,548	$19,548	$0	$27,972	$152
With an allowance recorded:
Commercial Mortgage	$5,692	$5,692	$904	$6,871	$272
Commercial Other	148	148	21	203	19
Sub-total	$5,840	$5,840	$925	$7,074	$291
Total
Commercial Mortgage	$24,147	$24,147	$904	$33,428	$409
Commercial Other	988	988	21	1,362	32
Consumer Mortgage	253	253	0	256	2
Total	$25,388	$25,388	$925	$35,046	$443

2009
Year end balance, impaired loans	$3,425
Allowance for impairments, year end	662
Average balance impaired loans, year ended December 31	3,691
Income recorded on impaired loans, year ended December 31	246

No loans were identified as impaired with potential loss as of December 31 2010 or 2009 for which an allowance was not provided. The table above includes troubled debt restructuring (TDR).  Loans are identified as TDR if concessions are made related to the terms of the loan beyond regular lending practices in response to a borrower’s financial condition.  Restructured loans performing in accordance with modified terms consist of nine commercial mortgages and one consumer mortgage.  Restructured loans not performing in accordance with modified terms consist of one commercial mortgage and one consumer mortgage.  These loans were modified to reduce interest rates or provide for interest-only payment periods.  These loans did not have any additional commitments to extend credit at December 31, 2010.

Certain loans identified as impaired are placed into non-accrual status, based upon the loans’ performance compared with contractual terms. Not all loans identified as impaired are placed upon non-accrual status. The interest on loans identified as impaired and also placed in non-accrual status and not recognized as income throughout the year (foregone interest) was $427,000 in 2010.  Foregone interest in 2009 totaled $157,000.

Balances of non-accrual loans and loans past due ninety days or greater and still accruing interest at December 31, 2010 and 2009 are shown below (in thousands of dollars):

Financing Receivables on Nonaccrual Status As of December 31, 2010

Commercial Mortgage	$2,215
Commercial Other	139
Consumer Mortgage	4,240
Consumer Other	385

$6,979

2009
Non-accrual loans at year end	$2,567
Loans past due ninety days or greater and still accruing interest at year end	$2,192

Age Analysis of Past Due Financing Receivables As of December 31, 2010

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing

Commercial - Mortgage	$3,691	$663	$2,188	$6,542	$136,354	$142,896	$301
Commercial -Other	234	396	46	676	14,361	15,037	46
Consumer - Mortgage	5,391	2,952	4,089	12,432	130,073	142,505	397
Consumer - Other	917	580	171	1,668	27,230	28,898	122
Total	$10,233	$4,591	$6,494	$21,318	$308,018	$329,336	$866

NOTE SIX: EARNINGS PER SHARE

Earnings per share represents income available to common stockholders divided by the weighted average number of common shares outstanding during the period.  During 2010 and 2009, there were no changes to the outstanding shares of common stock.

NOTE SEVEN: ALLOWANCE FOR LOAN LOSSES

A summary of the changes in the allowance for loan losses for the years ended December 31, 2010 and 2009 is shown below (in thousands of dollars):

	2010	2009
Balance at beginning of year	$4,021	$3,667
Provision charged to operating expenses	3,487	1,864
Loan recoveries	646	290
Loans charged off	(2,747)	(1,800)
Balance at end of year	$5,407	$4,021

Allowance for Loan Losses as percentage of outstanding loans at year end	1.64%	1.20%

Allowance for Credit Losses and Outstanding Balance in Financing Receivables For the Years Ended December 31, 2010

	Commercial Mortgage	Commercial Other	Consumer Mortgage	Consumer Other	Unallocated	Total

Allowance for Credit Losses:
Ending Balance 12/31/2010	$1,345	$887	$1,662	$968	$545	$5,407
Ending Balance: individually evaluated for impairment	$904	$21	$0	$0	$0	$925
Ending Balance: collectively evaluated for impairment	$441	$866	$1,662	$968	$545	$4,482

Financing Receivables:
Ending Balance	$142,896	$15,037	$142,505	$28,898	$0	$329,336
Ending Balance: individually evaluated for impairment	$24,147	$988	$-	$253	$0	$25,388
Ending Balance: collectively evaluated for impairment	$118,749	$14,049	$142,505	$28,645	$0	$303,948

The following table presents the company’s loans by internally assigned grades and by loan type (in thousands of dollars).

Credit Quality Indicators As of December 31, 2010

Credit Risk Profile by Internally Assigned Grade

	Commercial Mortgage	Commercial Other	Consumer Mortgage	Consumer Other	Total
Grade:
Excellent (1)	$1,573	$968	$2,964	$2,793	$8,298
Very Good (2)	16,509	1,648	28,611	5,765	52,533
Pass (3)	88,366	8,610	91,889	18,104	206,969
Special Mention (4)	7,262	1,876	6,050	1,526	16,714
Substandard (5)	24,194	1,025	6,747	450	32,416
Doubtful (6)	0	0	0	0	0
Loss (7)	0	0	129	0	129
Pass-Watch (8)	3,160	619	1,228	120	5,127

Total	$141,064	$14,746	$137,618	$28,758	$322,186

Loans classified as, “special mention” have potential weaknesses that deserve management’s close attention.  Loans classified as “substandard” have been determined to be inadequately protected by the current collateral pledged, if any, the cash flow and or the net worth of the borrower.  “Doubtful” loans have all the weaknesses inherent in substandard loans, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable.  Loans classified as “loss” are loans with expected loss of the entire principle balance.  The loan may be carried in this classified status if circumstances indicate a remote possibility that the amount will be repaid, however, the principle balance is included in the impairment calculation and carried in the allowance for loan losses. Loans not categorized as special mention, substandard, or doubtful are classified as “pass”, “very good” or “excellent” loans and are considered to exhibit acceptable risk.  Additionally the company classifies certain loans as “pass-watch” loans.  This category includes satisfactory borrowing relationships that require close monitoring because of complexity, information deficiencies, or emerging signs of weakness.

NOTE EIGHT: BANK PREMISES AND EQUIPMENT

Bank premises and equipment as of December 31, 2010 and 2009 are summarized as follows (in thousands of dollars):

	2010	2009
Land	$2,237	$2,227
Buildings and improvements	9,445	8,736
Furniture and equipment	5,805	5,519

Total Cost	17,487	16,482
Less accumulated depreciation	(7,586)	(7,156)

Net Book Value	$9,901	$9,326

Provisions for depreciation charged to operations during 2010 and 2009 were as follows (in thousands of dollars):

Year	Provision for Depreciation
2010	$787
2009	672

NOTE NINE: RESTRICTIONS ON DIVIDENDS OF SUBSIDIARY BANKS

The principal source of funds of the Company is dividends paid by its subsidiary Banks.  The various regulatory authorities impose restrictions on dividends paid by a state bank.  A state bank cannot pay dividends (without the consent of state banking authorities) in excess of the total net profits (net income less dividends paid) of the current year to date and the combined retained profits of the previous two years. As of December 31, 2010, the Banks could pay dividends to the Company of approximately $2,615,000 without permission of the regulatory authorities.

NOTE TEN: DEPOSITS

At December 31, 2010, the scheduled maturities of time deposits were as follows (in thousands of dollars):

Year	Amount Maturing
2011	$129,405
2012	49,902
2013	13,645
2014	5,561
2015	9,902
2016	2,312
Total	$210,727

Interest expense on time deposits of $100,000 and over aggregated $2,020,000 and $2,404,000 for 2010 and 2009, respectively.

The aggregate amount of demand deposit overdrafts reclassified as loan balances were $214,000 and $290,000 at December 31, 2010 and 2009, respectively.

NOTE ELEVEN: CONCENTRATIONS

The Banks grant commercial, residential real estate and consumer loans to customers located primarily in the eastern portion of the State of West Virginia.  Although the Banks have a diversified loan portfolio, a substantial portion of the debtors' ability to honor their contracts is dependent upon the agribusiness, mining, trucking and logging sectors.  Collateral required by the Banks is determined on an individual basis depending on the purpose of the loan and the financial condition of the borrower.  The ultimate collectability of the loan portfolios is susceptible to changes in local economic conditions.  Of the $329,336,000 and $335,482,000 loans held by the Company at December 31, 2010 and 2009, respectively, $282,882,000 and $274,610,000 are secured by real estate.

The Company’s subsidiaries had cash deposited in and federal funds sold to other commercial banks totaling $9,368,000 and $10,816,000 at December 31, 2010 and 2009, respectively. Deposits with other correspondent banks are generally unsecured and have limited insurance under current banking insurance regulations, which management considers to be a normal business risk.

NOTE TWELVE: TRANSACTIONS WITH RELATED PARTIES

During the year, officers and directors (and companies controlled by them) of the Company and subsidiary Banks were customers of and had transactions with the subsidiary Banks in the normal course of business.  These transactions were made on substantially the same terms as those prevailing for other customers and did not involve any abnormal risk. The table below summarizes changes to balances of loans and to unused commitments to related parties during the years ended December 31, 2010 and 2009 (in thousands of dollars):

	2010	2009
Loans to related parties, beginning of year	$8,402	$8,392
New loans	798	809
Additions for new executives	257	0
Deletions for former executives	0	(8)
Repayments	(780)	(791)
Loans to related parties, end of year	$8,677	$8,402

At December 31, 2010, deposits of related parties including directors, executive officers, and their related interests of the Company and subsidiaries approximated $8,349,000, and at December 31, 2009, deposits of related parties including directors, executive officers, and their related interests of the Company and subsidiaries approximated $8,138,000.

NOTE THIRTEEN: DEBT INSTRUMENTS

The Company has borrowed money from the Federal Home Loan Bank of Pittsburgh (FHLB). This debt consists of both borrowings with terms of maturities of six months or greater and also certain debts with maturities of thirty days or less.

The borrowings with long term maturities may have either single payment maturities or amortize. The various borrowings mature from 2011 to 2020.  The interest rates on the various borrowings at December 31, 2010 range from 3.94% to 5.96%. The weighted average interest rate on the borrowings at December 31, 2010 was 4.58%.  Repayments of long-term debt are due monthly, quarterly or in a single payment at maturity. The maturities of long-term debt as of December 31, 2010 are as follows (in thousands of dollars):

Year	Balance
2011	$1,255
2012	5,695
2013	289
2014	622
2015	1,459
Thereafter	73
Total	$9,393

In addition to utilization of the FHLB for borrowings of long term debt, the Company also can utilize the FHLB for overnight and other short term borrowings; however, at December 31, 2010, the Company had no balances in overnight and other short term borrowings. The Company has total borrowing capacity from the FHLB of $158,104,000. The Banks have pledged mortgage loans and securities as collateral on the FHLB borrowings in the approximate amount of $158,104,000 at December 31, 2010.

The subsidiary Banks also have short term borrowing capacity from each of their respective correspondent banks. As of December 31, 2010 the Company has total borrowing capacity from its correspondent banks of $13,500,000. The interest rates on these lines are variable and are subject to change daily based on current market conditions.

NOTE FOURTEEN: INCOME TAX EXPENSE

The Company files an income tax return in the U.S. federal jurisdiction and an income tax return in the State of West Virginia. With few exceptions, the Company is no longer subject to U.S. federal, state or local income tax examinations by tax authorities for years before 2007.

Included in the balance sheet at December 31, 2010 are tax positions related to loan charge offs for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.  Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

The components of income tax expense for the years ended December 31, 2010 and 2009 are summarized in the table on the following page (in thousands of dollars):

	2010	2009
Current Expense
Federal	$984	$1,356
State	139	216
Total Current Expense	1,123	1,572

Deferred Expense (Benefit)
Federal	(444)	110
State	(39)	10
Total Current Expense (Benefit)	(483)	120

Income Tax Expense	$640	$1,692

The deferred tax effects of temporary differences for the years ended December 31, 2010 and 2009 are as follows (in thousands of dollars):

	2010	2009
Provision for loan losses	$(519)	$(119)
Pension Expense	(91)	142
Depreciation	183	93
Deferred compensation	(62)	(7)
Miscellaneous	6	11
Net increase in deferred income tax benefit	$(483)	$120

The net deferred tax assets arising from temporary differences as of December 31, 2010 and 2009 are shown in the table on the following page (in thousands of dollars):

	2010	2009
Deferred Tax Assets
Provision for loan losses	$1,725	$1,204
Insurance commissions	19	24
Deferred compensation	983	938
Pension obligation	641	466
Other	2	2
Total Assets	3,370	2,634

Deferred Tax Liabilities

Unrealized gains on securities available for sale	125	190
Depreciation	638	462
Other	2	10
Total Liabilities	765	662

Net Deferred Tax Asset	$2,605	$1,972

The Company has not recorded a valuation allowance for the deferred tax assets as management believes it is more likely than not that they will be ultimately realized.

The following table summarizes the differences between income tax expense and the amount computed by applying the federal statutory rate for the two years ended December 31, 2010 and 2009 (in thousands of dollars):

	2010	2009
Amounts at federal statutory rate	$759	$1,716
Additions (reductions) resulting from:
Tax exempt income	(59)	(104)
Partially exempt income	(26)	(28)
State income taxes, net	28	170
Income from life insurance contracts	(43)	(94)
Non deductible expenses related to branch acquisitions	53	65
Other	(72)	(33)

Income tax expense	$640	$1,692

NOTE FIFTEEN: EMPLOYEE BENEFITS

In addition to an Employee Stock Ownership Plan (ESOP), which provides stock ownership to all employees of the Company, the Company’s two subsidiary Banks, The Grant County Bank (Grant) and Capon Valley Bank (Capon) have separate retirement and profit sharing plans which cover substantially all full time employees at each Bank. A summary of the employee benefits provided by each Bank is provided below. The Company’s ESOP plan provides stock ownership to all employees of the Company.  The Plan provides total vesting upon the attainment of seven years of service.  Contributions to the plan are made at the discretion of the board of directors and are allocated based on the compensation of each employee relative to total compensation paid by the Company.  All shares held by the Plan are considered outstanding in the computation of earnings per share.  Shares of Company stock, when distributed, will have restrictions on transferability. Certain executives of both Grant and Capon have post retirement benefits related to the Banks’ investment in life insurance policies (see Note Nineteen). Expenses related to all retirement benefit plans charged to operations totaled $976,000 in 2010 and $803,000 in 2009.

Capon Valley Bank

Capon has a defined contribution pension plan with 401(k) features that is funded with discretionary contributions. Capon matches on a limited basis the contributions of the employees. Investment of employee balances is done through the direction of each employee. Employer contributions are vested over a six-year period.

The Grant County Bank

Grant is a member of the West Virginia Bankers’ Association Retirement Plan (the “Plan”). This Plan is a defined benefit plan with benefits under the Plan based on compensation and years of service with full vesting after seven years of service. Prior to 2002, the Plan’s assets were in excess of the projected benefit obligations and thus Grant was not required to make contributions to the Plan. Since 2004, Grant has been required to make contributions.  The contribution expected during 2011 is $234,000.  At December 31, 2010, Grant has recognized liabilities of $1,762,000 relating to unfunded pension liabilities. As a result of the Plan’s inability to meet expected returns in recent years, a portion of this liability is reflected as a decrease in other comprehensive income of $1,485,000 (net of $872,000 tax benefit).

The following table provides a reconciliation of the changes in the Plan’s obligations and fair value of assets as of December 31, 2010 and 2009 using a measurement date of December 31, 2010 and December 31, 2009 respectively (in thousands of dollars):

	2010	2009
Change in Benefit Obligation
Benefit obligation, beginning	$5,136	$4,492
Service Cost	188	168
Interest Cost	303	276
Actuarial Loss (Gain)	464	281
Benefits Paid	(80)	(81)
Benefit obligation, ending	$6,011	$5,136

Accumulated Benefit Obligation	$5,037	$4,261

Change in Plan Assets
Fair value of assets, beginning	$3,858	$2,650
Actual return on assets, net of administrative expenses	471	699
Employer contributions	0	590
Benefits paid	(80)	(81)
Fair value of assets, ending	$4,249	$3,858

Funded Status
Fair value of plan assets	$4,249	$3,858
Projected benefit obligation	6,011	5,136
Funded status	(1,762)	(1,278)

Liabilities Recognized in the Statement of Financial Position	$(1,762)	$(1,278)

Amounts Recognized in Accumulated Other Comprehensive Income
Prior Service Cost	$0	$0
Net (Gain)/Loss	2,356	2,124
Total	$2,356	$2,124

The following table provides the components of the net periodic pension expense for the Plan for the years ended December 31, 2010 and 2009 (in thousands of dollars):

	2010	2009
Service cost	$188	$168
Interest cost	303	276
Expected return on plan assets	(337)	(306)
Recognized net actuarial loss	98	47
Adjustment due to change in measurement date	0	25
Net Periodic Pension Expense	$252	$210

The expected pension expense for 2011 is $329,000.  The amount of estimated loss accumulated in other comprehensive income expected to be recognized in net periodic benefit cost in 2011 is $154,000.

The table below summarizes the benefits expected to be paid to participants in the plan (in thousands of dollars):

	Year	Expected Benefit Payments
	2011	$202
	2012	217
	2013	269
	2014	375
	2015	388
Years 2016 –	2019	2,079

The weighted average assumption used in the measurement of Grant’s benefit obligation and net periodic pension expense is as follows:

	2010	2009
Discount rate	6.00%	6.25%
Expected return on plan assets	8.00%	8.00%
Rate of compensation increase	3.00%	3.00%

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

The following table provides the pension plan’s asset allocation as of December 31, 2010 and 2009:

	2010	2009
Equity Securities	59%	63%
Debt Securities	31%	32%
Other	10%	5%

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

Fair Value

The fair value of the Company’s pension plan assets at December 31, 2010, by asset category is as follows:

	Fair Value Measurements Using
Asset Category	Balance as of December 31, 2010	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$404	$404	$0	$0
Equity securities:
U.S. Companies	1,870	1,870
International Companies	442	442
Debt Securities	1,313		1,313
Real Estate	220	220
Totals	$4,249	$2,936	$1,313	$0

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

As of December 31, 2010 and 2009, the Banks had outstanding the following commitments (in thousands of dollars):

	2010	2009
Commitments to extend credit	$11,138	$16,289
Standby letter of credit	342	858

NOTE SEVENTEEN: CHANGES IN OTHER COMPREHENSIVE INCOME

The components of changes in other comprehensive income and related tax effects for the years ended December 31, 2010 and 2009 are as follows (in thousands of dollars):

	2010	2009
Balance January 1	$(1,015)	$(1,232)
Unrealized holding gains (losses) on available for sale securities net of income taxes of ($33,000) for 2010 and $59,000 for 2009	(57)	93
Less classification adjustment for (gains) losses realized in net income	(52)	7
Accrued pension obligation net of income taxes of ($86,000) for 2010 and $69,000 for 2009	(147)	117
Net change for the year	(256)	217

Balance December 31	$(1,271)	$(1,015)

NOTE EIGHTEEN: FAIR VALUE MEASUREMENTS

The Company uses fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures.  In accordance with the authoritative accounting guidance regarding fair value measurements and disclosures, the fair value of a financial instrument is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  Fair value is best determined based on quoted market prices.  However, in the event there are no quoted market prices are available, fair values are based on estimates using present value or other valuation techniques.  Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows.  Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument.

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

Impaired Loans
The fair value measurement guidance applies to loans measured for impairment using the practical expedients permitted by authoritative accounting guidance, including impaired loans measured at an observable market price (if available), or at the fair value of the loan’s collateral (if the loan is collateral dependent). Fair value of the loan’s collateral, when the loan is dependent on collateral, is determined by appraisals or independent valuation which is then adjusted for the cost related to liquidation of the collateral. At December 31, 2010, the Company had impaired loans of $25,388,000 of which $5,840,000 required an allowance of $925,000.  (see Note Five).

Other Real Estate Owned
Certain assets such as other real estate owned (OREO) are measured at fair value. Real estate acquired through foreclosure is recorded at an estimated fair value less cost to sell. At or near the time of foreclosure, a real estate appraisal is obtained on the properties.  The real estate is then valued at the lesser of the appraised value or the loan balance, including interest receivable, at the time of foreclosure less an estimate of costs to sell the property.  Appraised values are typically determined utilizing an income or market valuation approach based on an appraisal conducted by an independent, licensed appraiser (Level 2).  If the acquired property is a house or building in the process of construction or if an appraisal of the real estate property is over twelve months old, the fair value is considered Level 3.  The estimate of costs to sell the property is based on historical transactions of similar holdings.

The Company, at December 31, 2010, had no liabilities subject to fair value reporting requirements. The tables below summarize assets at December 31, 2010 and 2009 measured at fair value on a recurring basis (in thousands of dollars):

2010	Level 1	Level 2	Level 3	Total Fair Value Measurements
U.S. Treasuries and Agencies	$0	$9,258	$0	$9,258
Mortgage backed securities	0	5,651	0	5,651
Collateralized mortgage obligations	0	1,764	0	1,764
States and municipalities	0	2,157	0	2,157
Certificates of deposit	0	6,465	0	6,465
Marketable equities	0	29	0	29
Total Available For Sale Securities	$0	$25,324	$0	$25,324

2009	Level 1	Level 2	Level 3	Total Fair Value Measurements
U.S. Treasuries and Agencies	$0	$12,426	$0	$12,426
Mortgage backed securities	0	5,836	0	5,836
States and municipalities	0	3,946	0	3,946
Certificates of deposit	0	4,703	0	4,703
Marketable equities	0	25	0	25
Total Available For Sale Securities	$0	$26,936	$0	$26,936

The tables below summarize assets at December 31, 2010 measured at fair value on a non-recurring basis (in thousands of dollars):

	Level 1	Level 2	Level 3	Total Fair Value Measurements	Twelve Months Ended Dec 31, 2010 Total Gains/(Losses)
Other real estate owned	$0	$1,042	$3,658	$4,700	$(159)
Impaired Loans	0	0	4,915	4,915	0
Total	$0	$1,042	$8,573	$9,615	$(159)

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

The methods and assumptions detailed below were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value.

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

Life Insurance
The carrying amount of life insurance contracts is assumed to be a reasonable fair value. Life insurance contracts are carried on the balance sheet at their redemption value as of December 31, 2010 and 2009.  This redemption value is based on existing market conditions and therefore represents the fair value of the contract.

Off-Balance-Sheet Items
The carrying amount and estimated fair value of off-balance-sheet items were not material at December 31, 2010 or 2009.

The carrying amount and estimated fair values of financial instruments as of December 31, 2010 and 2009 are shown in the table below (in thousands of dollars):

	December 31, 2010		December 31, 2009
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

Financial Assets:
Cash and due from banks	$8,282	$8,282	$7,062	$7,062
Interest bearing deposits	3,532	3,532	1,880	1,880
Federal funds sold	5,836	5,836	8,936	8,936
Securities available for sale	25,324	25,324	26,936	26,936
Restricted investments	2,087	2,087	2,185	2,185
Loans, net	323,929	324,780	331,462	332,999
Interest receivable	1,791	1,791	1,908	1,908
Life insurance contracts	7,031	7,031	6,755	6,755

Financial Liabilities:
Demand and savings deposits	132,085	132,085	125,431	125,431
Time deposits	210,727	211,590	224,446	226,057
Long term debt instruments	9,393	10,142	10,866	11,733
Interest payable	488	488	656	656

NOTE NINETEEN: INVESTMENTS IN LIFE INSURANCE CONTRACTS

Investments in insurance contracts consist of single premium insurance contracts, which have the purpose of providing a rate of return to the Company and of providing life insurance and retirement benefits to certain executives.

A summary of the changes to the balance of investments in insurance contracts for the twelve month periods ended December 31, 2010 and December 31, 2009 are shown in the table below (in thousands of dollars):

	2010	2009
Balance, beginning of period	$6,755	$6,499
Increases in value of policies	276	256
Balance, end of period	$7,031	$6,755

NOTE TWENTY: REGULATORY MATTERS

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

Capital ratios and amounts are applicable both at the individual Bank level and on a consolidated basis.  At December 31, 2010 both subsidiary Banks had capital levels in excess of minimum requirements.

In addition, HBI Life Insurance Company is subject to certain capital requirements and dividend restrictions. At present, HBI Life is well within any capital limitations and no conditions or events have occurred to change this capital status, nor does management expect any such occurrence in the foreseeable future.

The actual and required capital amounts and ratios of the Company and its subsidiary banks at December 31, 2010 are presented in the following table (in thousands of dollars):

December 31, 2010
			Regulatory Requirements
	Actual		Adequately Capitalized		Well Capitalized
	Amount	Percentage	Amount	Percentage	Amount	Percentage

Total Risk Based Capital Ratio
Highlands Bankshares	$44,086	14.49%	$24,340	8.00%
Capon Valley Bank	14,496	12.50%	9,277	8.00%	$11,597	10.00%
The Grant County Bank	27,306	14.58%	14,983	8.00%	18,728	10.00%

Tier 1 Leverage Ratio
Highlands Bankshares	40,275	9.91%	16,256	4.00%
Capon Valley Bank	13,029	8.33%	6,256	4.00%	7,821	5.00%
The Grant County Bank	24,953	10.26%	9,728	4.00%	12,160	5.00%

Tier 1 Risk Based Capital Ratio
Highlands Bankshares	40,275	13.24%	12,168	4.00%
Capon Valley Bank	13,029	11.24%	4,637	4.00%	6,955	6.00%
The Grant County Bank	24,953	13.32%	7,493	4.00%	11,240	6.00%

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

NOTE TWENTY ONE: INTANGIBLE ASSETS

The Company’s balance sheet contains several components of intangible assets. At December 31, 2010, the total balance of intangible assets was comprised of Goodwill and Core Deposit Intangible Assets acquired as a result of the acquisition of other banks and also an intangible asset related to the purchased naming rights for a performing arts center located within the Company’s primary business area.

A summary of the changes in balances of intangible assets for the twelve month periods ended December 31, 2010 and 2009 are shown below (in thousands of dollars):

	2010	2009
Balance beginning of period	$2,554	$2,749
Amortization of intangible assets	(190)	(195)
Balance end of period	$2,364	$2,554

The expected amortization of the intangible balances at December 31, 2010 for the next five years is summarized in the table below (in thousands of dollars):

Year	Expected Expense
2011	184
2012	178
2013	165
2014	165
2015	138
Total	$830

NOTE TWENTY TWO: SUBSEQUENT EVENTS

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

Based on management’s evaluation through the date these financial statements were issued, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the consolidated financial statements.

NOTE TWENTY THREE: PARENT COMPANY FINANCIAL STATEMENTS

Balance Sheets
(in thousands of dollars)
	December 31,
	2010	2009
Assets
Cash	$70	$314
Investment in subsidiaries	41,105	40,590
Receivable from subsidiaries	267	0
Income taxes receivable	0	459
Fixed assets, net of accumulated depreciation	47	60
Other assets	18	6
Total Assets	$41,507	$41,429

Liabilities
Accrued expenses	$53	$7
Income taxes payable	86	0
Total Liabilities	139	7

Stockholders’ Equity
Common stock, par value $5 per share, 3,000,000 shares authorized, 1,436,874 issued	7,184	7,184
Surplus	1,662	1,662
Treasury stock, at cost, 100,001 shares	(3,372)	(3,372)
Retained earnings	37,165	36,963
Other accumulated comprehensive income	(1,271)	(1,015)
Total Stockholders’ Equity	41,368	41,422

Total Liabilities and Stockholders’ Equity	$41,507	$41,429

Statements of Income and Retained Earnings
(in thousands of dollars)
	Years ended December 31,
	2010	2009
Income
Dividends from subsidiaries	$1,740	$2,061
Management fees from subsidiaries	225	218
Total Income	1,965	2,279

Expenses
Salary and benefits expense	482	409
Professional fees	190	192
Directors fees	85	88
Other expenses	113	125
Total Expenses	870	814

Net income before income tax benefit and undistributed subsidiary net income	1,095	1,465

Income tax benefit	367	228

Income before undistributed subsidiary net income	1,462	1,693

Undistributed subsidiary net income	130	1,663

Net Income	$1,592	$3,356

Retained earnings, beginning of period	$36,963	$35,157
Dividends paid in cash	(1,390)	(1,550)
Net income	1,592	3,356
Retained earnings, end of period	$37,165	$36,963

Statements of Cash Flows
(in thousands of dollars)
	Years Ended December 31,
	2010	2009
Cash Flows From Operating Activities

Net Income	$1,592	$3,356

Adjustments to net income
Depreciation	13	2
Undistributed subsidiary income	(130)	(1,663)
Gain on sale of fixed assets	0	0
Deferred tax benefit	0	2
Increase (decrease) in payables	46	(65)
(Increase) decrease in receivables from subsidiaries	(267)	0
(Increase) decrease in receivables	545	(198)
(Increase) decrease in other assets	(12)	26

Net Cash Provided by Operating Activities	1,787	1,460

Cash Flows From Investing Activities
Net advances from (payments to) subsidiaries	(641)	284
Purchase of fixed assets	0	(62)

Net Cash Provided by Investing Activities	(641)	222

Cash Flows From Financing Activities

Dividends paid in cash	(1,390)	(1,550)

Net Cash Used in Financing Activities	(1,390)	(1,550)

Net Increase in Cash	(244)	132

Cash, beginning of year	314	182

Cash, end of year	$70	$314

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of
Highlands Bankshares, Inc.
Petersburg, West Virginia

We have audited the accompanying consolidated balance sheets of Highlands Bankshares, Inc. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of income, stockholders' equity and cash flows for each of the years in the two-year period ended December 31, 2010.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Highlands Bankshares, Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

/s/ Smith Elliott Kearns & Company, LLC
Smith Elliott Kearns & Company, LLC

Chambersburg, Pennsylvania
March 30, 2011

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2010. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company’s periodic SEC filings.

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

The management of Highland’s Bankshares, Inc. and its wholly owned subsidiaries is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) of the Exchange Act. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements or may not prevent the possibility that a control can be circumvented or overridden.   Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on the assessment using those criteria, management concluded that the internal control over financial reporting was effective as of December 31, 2010.

This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm.

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

Information required by this item is set forth as portions of our 2010 Proxy Statement, to be filed within 120 days after the end of the Company’s fiscal year end, and is incorporated herein by reference. Applicable information required by this item can be found in the 2011 Proxy Statement under the following captions:

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

Information required by this item is set forth under the caption “EXECUTIVE COMPENSATION” of our 2011 Proxy Statement, to be filed within 120 days after the end of the Company’s fiscal year end, and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this item is set forth under the caption “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT” of our 2011 Proxy Statement, to be filed within 120 days after the end of the Company’s fiscal year end, and is incorporated herein by reference

Item 13.	Certain Relationships and Related Transactions and Director Independence

Information required by this item is set forth under the caption “CERTAIN RELATED TRANSACTIONS” of our 2011 Proxy Statement, to be filed within 120 days after the end of the Company’s fiscal year end, and is incorporated herein by reference.

Most of the directors, limited liability companies of which they may be members, partnerships of which they may be general partners and corporations of which they are officers or directors, maintain normal banking relationships with the Bank.  Loans made by the Bank to such persons or other entities were made in the ordinary course of business, were made, at the date of inception, on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons, and did not involve more than normal risk of collectability or present other unfavorable features.  See Note Twelve of the consolidated financial statements.

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

Information required by this item is set forth under the caption “Fees of Independent Registered Certified Public Accountants” of our 2011 Proxy Statement, to be filed within 120 days after the end of the Company’s fiscal year end, and is incorporated herein by reference.

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

HIGHLANDS BANKSHARES, INC.

/s/ C.E. Porter	/s/ Jeffrey B. Reedy
C.E. Porter	Jeffrey B. Reedy
President & Chief Executive Officer	Chief Financial Officer
Date: March 30, 2011	Date: March 30, 2011

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Signature	Title	Date

Leslie A. Barr	/s/ Leslie A. Barr	Director	March 30, 2011

Director;
Alan L. Brill	/s/ Alan L. Brill	Secretary	March 30, 2011

Jack H. Walters	/s/ Jack H. Walters	Director	March 30, 2011

Gerald W. Smith	/s/ Gerald W. Smith	Director	March 30, 2011

Morris M. Homan	/s/ Morris M. Homan	Director	March 30, 2011

Kathy G. Kimble	/s/ Kathy G. Kimble	Director	March 30, 2011

George L. Ford	/s/ George L. Ford	Director	March 30, 2011

Director;
C.E. Porter	/s/ C.E. Porter	President & Chief Executive Officer	March 30, 2011

Director;
John G. Van Meter	/s/ John G. Van Meter	Chairman of The Board of Directors	March 30, 2011

L. Keith Wolfe	/s/ L. Keith Wolfe	Director	March 30, 2011

EXHIBIT INDEX
Exhibit Number	Description
3(i)	Articles of Incorporation of Highlands Bankshares, Inc., as restated, are hereby incorporated by reference to Exhibit 3(i) to Highlands Bankshares Inc.’s Form 10-Q filed November 13, 2007 .
3(ii)	Amended Bylaws of Highlands Bankshares, Inc. are incorporated by reference to Exhibit 3(ii) to Highlands Bankshares Inc.’s Report on Form 8-K filed January 9, 2008
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