Form 10-Q
period 2011-03-31
HIGHLANDS BANKSHARES INC /WV/
filed 2011-05-16
CIK 756862

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date. As of May 16, 2011:  1,336,873 shares of Common Stock, $5 Par Value

Index

PART I.
Item 1. Financial Statements

HIGHLANDS BANKSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands of Dollars, Except Per Share Data)

	Three Months Ended March 31
	2011	2010
	(unaudited)	(unaudited)
Interest Income
Interest and fees on loans	$5,156	$5,482
Interest on federal funds sold	4	5
Interest on deposits in other banks	1	3
Interest and dividends on securities	139	187
Total Interest Income	5,300	5,677

Interest Expense
Interest on deposits	1,161	1,606
Interest on borrowed money	108	115
Total Interest Expense	1,269	1,721

Net Interest Income	4,031	3,956

Provision for Loan Losses	585	1,092

Net Interest Income After Provision for Loan Losses	3,446	2,864

Non-interest Income
Service charges	345	357
Life insurance investment income	66	66
Gains on securities transactions	0	33
Gains on sale of foreclosed property	14	4
Other non-interest income	81	87
Total Non-interest Income	506	547

Non-interest Expense
Salaries and employee benefits	1,662	1,720
Occupancy and equipment expense	381	368
Data processing expense	300	271
Directors fees	101	99
Legal and professional fees	124	182
Office supplies and postage and freight expense	92	121
FDIC premium	166	162
Loan and foreclosed asset expense	135	48
Other non-interest expense	173	227
Total Non-interest Expense	3,134	3,198

Income Before Provision For Income Taxes	818	213

Provision for Income Taxes	266	52

Net Income	$552	$161

Per Share Data
Net Income	$0.41	$0.12
Cash Dividends	$0.25	$0.27
Weighted Average Common Shares Outstanding	1,336,873	1,336,873

The accompanying notes are an integral part of these financial statements.

Index

HIGHLANDS BANKSHARES, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands of dollars)

	March 31, 2011	December 31, 2010
	(unaudited)	(audited)
ASSETS
Cash and due from banks	$7,131	$8,282
Interest bearing deposits in banks	2,657	3,532
Federal funds sold	9,091	5,836
Investment securities available for sale	30,702	25,324
Restricted investments	1,993	2,087
Loans	325,459	329,336
Allowance for loan losses	(5,729)	(5,407)
Bank premises and equipment, net of depreciation	9,776	9,901
Interest receivable	1,645	1,791
Investment in life insurance contracts	7,097	7,031
Foreclosed assets	5,353	4,700
Goodwill	1,534	1,534
Other intangible assets	784	830
Other assets	4,966	5,123
Total Assets	$402,459	$399,900

LIABILITIES
Deposits
Non-interest bearing deposits	$56,212	$54,693
Interest bearing transaction and savings accounts	80,012	77,392
Time deposits over $100,000	74,304	75,003
All other time deposits	134,609	135,724
Total Deposits	345,137	342,812

Long term debt instruments	9,272	9,393
Accrued expenses and other liabilities	6,459	6,327
Total Liabilities	360,868	358,532

STOCKHOLDERS’ EQUITY
Common Stock, $5 par value, 3,000,000 shares
authorized, 1,436,874 shares issued	7,184	7,184
Surplus	1,662	1,662
Treasury stock (100,001 shares, at cost)	(3,372)	(3,372)
Retained earnings	37,383	37,165
Other accumulated comprehensive loss	(1,266)	(1,271)
Total Stockholders’ Equity	41,591	41,368

Total Liabilities and Stockholders’ Equity	$402,459	$399,900

The accompanying notes are an integral part of these financial statements

Index

HIGHLANDS BANKSHARES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Three Months Ended March 31, 2011 and 2010
(In Thousands of Dollars)

	Common Stock	Surplus	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total

Balances at December 31, 2009	$7,184	$1,662	$(3,372)	$36,963	$(1,015)	$41,422

Other Comprehensive Income:
Net Income				161		161
Change in other comprehensive income for unrealized gains or losses on investment securities available for sales					(41)	(41)
Total Comprehensive Income						120

Dividends Paid				(361)		(361)

Balances March 31, 2010	$7,184	$1,662	$(3,372)	$36,763	$(1,056)	$41,181

Balances at December 31, 2010	$7,184	$1,662	$(3,372)	$37,165	$(1,271)	$41,368

Other Comprehensive Income:
Net Income				552		552
Change in other comprehensive income for unrealized gains or losses on investment securities available for sales					5	5
Total Comprehensive Income						557

Dividends Paid				(334)		(334)

Balances March 31, 2011	$7,184	$1,662	$(3,372)	$37,383	$(1,266)	$41,591

The accompanying notes are an integral part of these financial statements

Index

HIGHLANDS BANKSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands of Dollars)

	Three Months Ended March 31
	2011	2010
	(unaudited)	(unaudited)
Cash Flows From Operating Activities
Net Income	$552	$161
Adjustments to reconcile net income to net
cash provided by operating activities
(Gain) on securities transactions	0	(33)
(Gain) loss on sale of foreclosed assets	14	(4)
Depreciation	196	182
Income from life insurance contracts	(132)	(66)
Net amortization of securities premiums	48	31
Provision for loan losses	585	1,092
Write-down on foreclosed assets	65	18
Amortization of intangibles	46	49
Decrease in interest receivable	146	110
Decrease in other assets	157	344
Increase in accrued expenses	198	223
Net Cash Provided by Operating Activities	1,875	2,107

Cash Flows From Investing Activities
Proceeds from sale of foreclosed assets and fixed assets	155	63
Proceeds from maturity of securities available for sales	1,652	1,442
Purchase of securities available for sale	(7,073)	(2,640)
Net change in other investments	94	0
Net change in interest bearing deposits in other banks	875	(827)
Net change in federal funds sold	(3,255)	(3,620)
Net decrease in loans	2,727	453
Purchase of property and equipment	(71)	(283)
Net Cash (Used in) Investing Activities	(4,896)	(5,412)

Cash Flows From Financing Activities
Net change in time deposits	(1,814)	(904)
Net change in other deposit accounts	4,139	3,722
Repayment of long term borrowings	(121)	(116)
Dividends paid in cash	(334)	(361)
Net Cash Provided by Financing Activities	1,870	2,341
Net (decrease) in Cash and Cash Equivalents	(1,151)	(964)
Cash and Cash Equivalents, Beginning of Period	8,282	7,062
Cash and Cash Equivalents, End of Period	$7,131	$6,098

Supplemental Disclosures
Cash paid for income taxes	$125	$0
Cash paid for interest	$113	$1,733
Noncash Investing and Financing Activities for other
real estate acquired in settlement of loans	$883	$415

The accompanying notes are an integral part of these financial statements.

Index

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE ONE:	ACCOUNTING PRINCIPLES

The consolidated financial statements conform to U. S. generally accepted accounting principles and to general industry practices.  In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting solely of normal recurring adjustments, necessary to present fairly the financial position as of March 31, 2011 and the results of operations for the three month periods ended March 31, 2011 and 2010.

The results of operations for the three month periods ended March 31, 2011 and 2010 are not necessarily indicative of the results to be expected for the full year.

The notes included herein should be read in conjunction with the notes to financial statements included in the Company’s 2010 annual report on Form 10-K.

Certain reclassifications have been made to prior period balances to conform to the current year’s presentation format.

NOTE TWO:	LOANS

A summary of loans outstanding as of March 31, 2011 and December 31, 2010 is shown in the table below (in thousands of dollars):

	March 31, 2011	December 31, 2010
Commercial Mortgage	$145,731	$142,896
Commercial Other	$14,337	$15,037
Consumer Mortgage	$139,373	$142,505
Consumer Other	$26,018	$28,898
	$325,459	$329,336

At March 31, 2011, the total balance of loans in the portfolio secured by real estate was $282,425,000.

The following is a summary of information pertaining to impaired loans by portfolio segment at March 31, 2011 and December 31, 2010 (in thousands of dollars):

Impaired Loans
As of March 31, 2011
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized

With no related allowance recorded:
Commercial Mortgage	$20,112	$20,112	$0	$22,222	$221
Commercial Other	160	160	0	177	4
Consumer Mortgage	31	31	0	31	0
Sub-total	$20,303	$20,303	$0	$22,430	$225
With an allowance recorded:
Commercial Mortgage	6,625	6,625	1,351	7,505	71
Commercial Other	313	313	84	441	9
Consumer Mortgage	577	577	59	581	4
Sub-total	$7,515	$7,515	$1,494	$8,527	$84
Total
Commercial Mortgage	26,737	26,737	1,351	29,727	292
Commercial Other	473	473	84	618	13
Consumer Mortgage	608	608	59	612	4
Total	$27,818	$27,818	$1,494	$30,957	$309

Index

Impaired Loans
As of December 31, 2010
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized

With no related allowance recorded:
Commercial Mortgage	$18,455	$18,455	$0	$26,557	$137
Commercial Other	840	840	0	1,159	13
Consumer Mortgage	253	253	0	256	2
Sub-total	$19,548	$19,548	$0	$27,972	$152
With an allowance recorded:
Commercial Mortgage	5,692	5,692	904	6,871	272
Commercial Other	148	148	21	203	19
Sub-total	$5,840	$5,840	$925	$7,074	$291
Total
Commercial Mortgage	24,147	24,147	904	33,428	409
Commercial Other	988	988	21	1,362	32
Consumer Mortgage	253	253	0	256	2
Total	$25,388	$25,388	$925	$35,046	$443

No loans were identified as impaired with potential loss as of March 31, 2011 or December 31, 2010 for which an allowance was not provided. The table above includes troubled debt restructurings (TDR).  Loans are identified as TDR if concessions are made related to the terms of the loan beyond regular lending practices in response to a borrower’s financial condition.  Restructured loans performing in accordance with modified terms consist of four commercial mortgages and three consumer mortgages.  Restructured loans not performing in accordance with modified terms consist of one consumer mortgage.  These loans were modified to reduce interest rates or provide for interest-only payment periods.  These loans did not have any additional commitments to extend credit at March 31, 2011.

Balances of non-accrual loans at March 31, 2011 and December 31, 2010 are shown below (in thousands of dollars):

	March 31, 2011	December 31, 2010
Loans on non-accrual status
Commercial Mortgage	$4,828	$2,215
Commercial Other	131	139
Consumer Mortgage	3,768	4,240
Consumer Other	136	385
Total non-accrual loans	$8,863	$6,979

Index

Certain loans identified as impaired are placed into non-accrual status, based upon the loan’s performance compared with contractual terms. Not all loans identified as impaired are placed into non-accrual status. The interest on loans identified as impaired and also placed into non-accrual status and not recognized as income throughout the year (foregone interest) was $175,000 for the period ended March 31, 2011.  Foregone interest in 2010 totaled $427,000.

The following table presents the contractual aging of the recorded investment in past due loans by class as of March 31, 2011 and December 31, 2010 (in thousands of dollars):

Age Analysis of Past Due Financing Receivables
As of March 31, 2011
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing

Commercial - Mortgage	$2,384	$378	$4,220	$6,982	$138,749	$145,731	$320
Commercial -Other	571	186	0	757	13,580	14,337	0
Consumer - Mortgage	3,399	1,117	2,724	7,240	132,133	139,373	253
Consumer - Other	683	199	54	936	25,082	26,018	23
Total	$7,037	$1,880	$6,998	$15,915	$309,544	$325,459	$596

Age Analysis of Past Due Financing Receivables
As of December 31, 2010
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing

Commercial - Mortgage	$3,691	$663	$2,188	$6,542	$136,354	$142,896	$301
Commercial -Other	234	396	46	676	14,361	15,037	46
Consumer - Mortgage	5,391	2,952	4,089	12,432	130,073	142,505	397
Consumer - Other	917	580	171	1,668	27,230	28,898	122
Total	$10,233	$4,591	$6,494	$21,318	$308,018	$329,336	$866

Index

NOTE THREE:	ALLOWANCE FOR LOAN LOSSES

A summary of the transactions in the allowance for loan losses for the three month periods ended March 31, 2011 and December 31, 2010 is shown below (in thousands of dollars):

Allowance for Credit Losses and Recorded Investment in Financing Receivables
As of and For the Three Month Period Ended March 31, 2011
	Commercial Mortgage	Commercial Other	Consumer Mortgage	Consumer Other	Unallocated	Total

Allowance for Credit Losses:
Beginning Balance 12/31/2010	$1,345	$887	$1,662	$968	$545	$5,407
Charge-offs	31	0	307	122	0	460
Recoveries	106	21	10	60	0	197
Provision	1,322	(294)	115	(265)	(293)	585
Ending Balance 3/31/2011	$2,742	$614	$1,480	$641	$252	$5,729
Ending Balance: individually evaluated for impairment	1,351	84	59	0	0	1,494
Ending Balance: collectively evaluated for impairment	1,391	530	1,421	641	252	4,235

Financing Receivables:
Ending Balance	145,731	14,337	139,373	26,018	0	325,459
Ending Balance: individually evaluated for impairment	26,737	473	608	0	0	27,818
Ending Balance: collectively evaluated for impairment	$118,994	$13,864	$138,765	$26,018	$0	$297,641

Index

Allowance for Credit Losses and Recorded Investment in Financing Receivables
As of and For the Year Ended December 31, 2010
	Commercial Mortgage	Commercial Other	Consumer Mortgage	Consumer Other	Unallocated	Total

Allowance for Credit Losses:
Ending Balance 12/31/2010	$1,345	$887	$1,662	$968	$545	$5,407
Ending Balance: individually evaluated for impairment	904	21	0	0	0	925
Ending Balance: collectively evaluated for impairment	441	866	1,662	968	545	4,482

Financing Receivables:
Ending Balance	142,896	15,037	142,505	28,898	0	329,336
Ending Balance: individually evaluated for impairment	24,147	988	253	0	0	25,388
Ending Balance: collectively evaluated for impairment	$118,749	$14,049	$142,252	$28,898	$0	$303,948

Index

The following table presents the company’s loans by internally assigned grades and by loan type (in thousands of dollars).

Credit Quality Indicators
As of March 31, 2011

Credit Risk Profile by Internally Assigned Grade

	Commercial	Commercial	Consumer	Consumer	Total
	Mortgage	Other	Mortgage	Other
Grade:
Excellent	$1,519	$1,379	$2,891	$2,878	$8,667
Very Good	13,236	1,528	28,597	4,767	48,128
Pass	85,500	9,886	86,491	16,375	198,252
Pass-Watch	7,596	552	3,445	122	11,715
Special Mention	9,349	211	4,896	1,212	15,668
Substandard	26,783	639	8,361	545	36,328
Doubtful	0	0	0	0	0
Loss	0	0	0	0	0
Total	$143,983	$14,195	$134,681	$25,899	$318,758

Credit Quality Indicators
As of December 31, 2010

Credit Risk Profile by Internally Assigned Grade

	Commercial	Commercial	Consumer	Consumer	Total
	Mortgage	Other	Mortgage	Other
Grade:
Excellent	$1,573	$968	$2,964	$2,793	$8,298
Very Good	16,509	1,648	28,611	5,765	52,533
Pass	88,366	8,610	91,889	18,104	206,969
Pass-Watch	3,160	619	1,228	120	5,127
Special Mention	7,262	1,876	6,050	1,526	16,714
Substandard	24,194	1,025	6,747	450	32,416
Doubtful	0	0	0	0	0
Loss	0	0	129	0	129
Total	$141,064	$14,746	$137,618	$28,758	$322,186

Loans classified as “special mention” have potential weaknesses that deserve management’s close attention.  Loans classified as “substandard” have been determined to be inadequately protected by the current collateral pledged, if any, and the cash flow and/or the net worth of the borrower.  “Doubtful” loans have all the weaknesses inherent in substandard loans, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable.  Loans classified as “loss” are loans with expected loss of the entire principal balance.  The loan may be carried in this classified status if circumstances indicate a remote possibility that the amount will be repaid, however, the principal balance is included in the impairment calculation

Index

and carried in the allowance for loan losses. Loans not categorized as special mention, substandard, or doubtful are classified as “pass”, “very good” or “excellent” loans and are considered to exhibit acceptable risk.  Additionally, the company classifies certain loans as “pass-watch” loans.  This category includes satisfactory borrowing relationships that require close monitoring because of complexity, information deficiencies, or emerging signs of weakness.

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

The amortized cost and market value of securities as of March 31, 2011 and December 31, 2010 is shown in the table below (in thousands of dollars). All of the securities on the Company’s balance sheet are classified as available for sale.

	Available For Sale Securities
	As of March 31, 2011
		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value

U.S. Treasuries and Agencies	$13,720	$132	$5	$13,847

Mortgage backed securities	5,017	139	4	5,152

Collateralized mortgage obligations	3,038	8	0	3,046

States and municipalities	2,122	37	0	2,159

Certificates of deposit	6,442	31	4	6,469

Marketable equities	15	14	0	29

Total Available For Sale Securities	$30,354	$361	$13	$30,702

Index

	Available For Sale Securities
	As of December 31, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value

U.S. Treasuries and Agencies	$9,132	$133	$7	$9,258

Mortgage backed securities	5,505	153	7	5,651

Collateralized mortgage obligations	1,764	0	0	1,764

States and municipalities	2,123	34	0	2,157

Certificates of deposit	6,442	25	2	6,465

Marketable equities	15	14	0	29

Total Available For Sale Securities	$24,981	$359	$16	$25,324

Information pertaining to securities with gross unrealized losses at March 31, 2011 and December 31, 2010, aggregated by investment category and length of time that individual securities have been in a continuous loss position is shown in the table below (in thousands of dollars):

As of March 31, 2011	Total		Less than 12 Months		12 Months or Greater
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

Investment Category
U.S. Treasuries and Agencies	$1,497	$(5)	$1,497	$(5)	$0	$0
Mortgage backed securities	1,160	(4)	1,160	(4)	0	0
Collateralized mortgage obligations	0	0	0	0	0	0
Certificates of deposit	492	(4)	492	(4)	0	0
Total	$3,149	$(13)	$3,149	$(13)	$0	$0

Index

As of December 31, 2010	Total		Less than 12 Months		12 Months or Greater
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

Investment Category
U.S. Treasuries and Agencies	$993	$(7)	$993	$(7)	$0	$0
Mortgage backed securities	2,283	(7)	2,283	(7)	0	0
Collateralized mortgage obligations	827	0	827	0	0	0
Certificates of deposit	494	(2)	494	(2)	0	0
Total	$4,597	$(16)	$4,597	$(16)	$0	$0

Restricted investments consist of investments in the Federal Home Loan Bank, the Federal Reserve Bank and West Virginia Bankers’ Title Insurance Company.  Restricted investments are carried at face value and the level of investment is dictated by the level of participation with each institution.  Amounts are restricted as to transferability. Investments in the Federal Home Loan Bank act as collateral against the outstanding borrowings from that institution.

NOTE SIX:	EARNINGS PER SHARE

Earnings per share represent income available to common stockholders divided by the weighted average number of common shares outstanding during the period.  During 2011 and 2010, there were no changes to the outstanding shares of common stock.

NOTE SEVEN:	DEBT INSTRUMENTS

The Company has borrowed money from the Federal Home Loan Bank of Pittsburgh (FHLB). This debt consists of both borrowings with terms of maturities of nine months or greater and also certain debts with maturities of thirty days or less.

The borrowings with long term maturities may have either single payment maturities or amortize. The interest rates on the various long term borrowings at March 31, 2011 range from 3.94% to 5.96%. The weighted average interest rate on the borrowings at March 31, 2011 was 4.58%.

In addition to utilization of the FHLB for borrowings of long term debt, the Company also can utilize the FHLB for overnight and other short term borrowings. At March 31, 2011 and December 31, 2010, the Company had no overnight or other short term borrowings.

NOTE EIGHT:	INTANGIBLE ASSETS

The Company’s balance sheet contains several components of intangible assets. At March 31, 2011, the total balance of intangible assets was comprised of Goodwill and Core Deposit Intangible Assets acquired as a result of the acquisition of other banks and also an intangible asset related to the purchased naming rights for a performing arts center located within the Company’s primary business area. The Company performs an impairment test on an annual basis for goodwill.  No impairment has been recorded to date.  Other intangible assets are amortized based upon the estimated economic benefits received.

Index

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

The Grant County Bank is a member of the West Virginia Bankers' Association Retirement Plan.  Benefits under the plan are based on compensation and years of service with 100% vesting after seven years of service.  The Bank has recognized a liability of $1,844,000 at March 31, 2011 for the unfunded portion of the plan. The following table provides the components of the net periodic benefit cost for the plan for the three month periods ended March 31, 2011 and 2010 (in thousands of dollars):

	2011	2010
Service cost	$51	$47
Interest cost	81	76
Expected return on plan assets	(88)	(84)
Recognized net actuarial loss	38	24
Amortization of unrecognized prior service costs	0	0
Net periodic expense	$82	$63

NOTE TEN:	FAIR VALUE MEASUREMENTS

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

Impaired Loans
The fair value measurement guidance applies to loans measured for impairment using the practical expedients permitted by authoritative accounting guidance, including impaired loans measured at an observable market price (if available), or at the fair value of the loan’s collateral (if the loan is collateral dependent). Fair value of the loan’s collateral, when the loan is dependent on collateral, is determined by appraisals or independent valuation which is then adjusted for the cost related to liquidation of the collateral. At March 31, 2011, the Company had impaired loans of $27,818,000 of which $7,515,000 required an allowance of $1,494,000.  (see Note Two).

Index

Other Real Estate Owned
Certain assets such as other real estate owned (OREO) are measured at fair value. Real estate acquired through foreclosure is recorded at an estimated fair value less cost to sell. At or near the time of foreclosure, a real estate appraisal is obtained on the properties.  In the event that a sales agreement is in place at the time of valuation, the fair value of the collateral is determined to be the agreed-upon sale price (Level 1).  In the absence of a sales agreement, the real estate is then valued at the lesser of the appraised value or the loan balance, including interest receivable, at the time of foreclosure less an estimate of costs to sell the property.  Appraised values are typically determined utilizing an income or market valuation approach based on an appraisal conducted by an independent, licensed appraiser (Level 2).  If the acquired property is a house or building in the process of construction or if an appraisal of the real estate property is over twelve months old, the fair value is considered Level 3.  The estimate of costs to sell the property is based on historical transactions of similar holdings.

The Company, at March 31, 2011 and December 31, 2010 had no liabilities subject to fair value reporting requirements. The table below summarizes assets at March 31, 2011 and December 31, 2010 measured at fair value on a recurring basis (in thousands of dollars):

March 31, 2011	Level 1	Level 2	Level 3	Total Fair Value Measurements
U.S. Treasuries and Agencies	$0	$13,847	$0	$13,847
Mortgage backed securities	0	5,152	0	5,152
Collateralized mortgage obligations	0	3,046	0	3,046
States and municipalities	0	2,159	0	2,159
Certificates of deposit	0	6,469	0	6,469
Marketable equities	0	29	0	29
Total Available For Sale Securities	$0	$30,702	$0	$30,702

December 31, 2010	Level 1	Level 2	Level 3	Total Fair Value Measurements
U.S. Treasuries and Agencies	$0	$9,258	$0	$9,258
Mortgage backed securities	0	5,651	0	5,651
Collateralized mortgage obligations	0	1,764	0	1,764
States and municipalities	0	2,157	0	2,157
Certificates of deposit	0	6,465	0	6,465
Marketable equities	0	29	0	29
Total Available For Sale Securities	$0	$25,324	$0	$25,324

Index

The table below summarizes assets at March 31, 2011, measured at fair value on a non recurring basis (in thousands of dollars):

	Level 1	Level 2	Level 3	Total Fair Value Measurements	Three Months Ended March 31, 2011 Total gains/(losses)

Other real estate owned	$0	$2,153	$3,200	$5,353	$(65)
Impaired Loans	0	1,290	4,731	6,021	0
Total	$0	$3,443	$7,931	$11,374	$(65)

The information above discusses financial instruments carried on the Company’s balance sheet at fair value. Other financial instruments on the Company’s balance sheet, while not carried at fair value, do have fair values which may differ from the carrying value. GAAP requires disclosure relating to these fair values. The following information shows the carrying values and estimated fair values of financial instruments and discusses the methods and assumptions used in determining these fair values.

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

Life Insurance
The carrying amount of life insurance contracts is assumed to be a reasonable fair value. Life insurance contracts are carried on the balance sheet at their redemption value as of March 31, 2011.  This redemption value is based on existing market conditions and therefore represents the fair value of the contract.

Off-Balance-Sheet Items
The carrying amount and estimated fair value of off-balance-sheet items were not material at March 31, 2011 or December 31, 2010.

The carrying amount and estimated fair values of financial instruments as of March 31, 2011 and December 31, 2010 are shown in the table below (in thousands of dollars):
	March 31, 2011		December 31, 2010
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Financial Assets:
Cash and due from banks	$7,131	$7,131	$8,282	$8,282
Interest bearing deposits	2,657	2,657	3,532	3,532
Federal funds sold	9,091	9,091	5,836	5,836
Securities available for sale	30,702	30,702	25,324	25,324
Restricted investments	1,993	1,993	2,087	2,087
Loans, net	319,730	320,483	323,929	324,780
Interest receivable	1,645	1,645	1,791	1,791
Life insurance contracts	7,097	7,097	7,031	7,031

Financial Liabilities:
Demand and savings deposits	136,224	136,224	132,085	132,085
Time deposits	208,913	209,656	210,727	211,590
Long term debt instruments	9,272	10,012	9,393	10,142
Interest payable	483	483	488	488

NOTE ELEVEN:   SUBSEQUENT EVENTS

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

Introduction

The following discussion focuses on significant results of the Company’s operations and significant changes in our financial condition or results of operations for the periods indicated in the discussion. This discussion should be read in conjunction with the preceding financial statements and related notes, as well as the Company’s Annual Report on Form 10-K for the period ended December 31, 2010.  Current performance does not guarantee, and may not be indicative of, similar performance in the future.

Forward Looking Statements

Certain statements in this report may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements are statements that include projections, predictions, expectations or beliefs about future events or results or otherwise are not statements of historical fact.  Such statements are often characterized by the use of qualified words (and their derivatives) such as “expect,” “believe,” “estimate,” “plan,” “project,” “anticipate” or other similar words.  Although the Company believes that its expectations with respect to certain forward-looking statements are based upon reasonable assumptions within the bounds of its existing knowledge of its business and operations, there can be no assurance that actual results, performance or achievements of the Company will not differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements.  Actual future results and trends may differ materially from historical results or those anticipated depending on a variety of factors, including, but not limited to, the effects of and changes in:  general economic conditions, the interest rate environment, legislative and regulatory requirements, competitive pressures, new products and delivery systems, inflation, changes in the stock and bond markets, technology, downturns in the trucking, mining, and timber industries, downturns in the housing market affecting manufacturers of household cabinetry and thus, employment, effects of mergers and/or downsizing in the poultry industry in Hardy County, continued challenges in the current economic environment affecting our financial condition and results of operations, continued deterioration in the financial condition of the U.S. banking system impacting the valuations of investments the Company has made in the securities of other financial institutions, and consumer spending and savings habits, particularly in the current economic environment.  Additionally, actual future results and trends may differ from historical or anticipated results to the extent: (1) any significant downturn in certain industries, particularly the trucking and timber industries are experienced; (2) loan demand decreases from prior periods; (3) the Company may make additional loan loss provisions due to negative credit quality trends in the future that may lead to a deterioration of asset quality; (4) the Company may not continue to experience significant recoveries of previously charged-off loans or loans resulting in foreclosure; (5) the Company is unable to control costs and expenses as anticipated, (6) legislative and regulatory changes could increase expenses (including changes as a result of rules and regulations adopted under the Dodd-Frank Wall Street Reform and Consumer Protection Act); and (7) any additional assessments imposed by the FDIC. Additionally, consideration should be given to the cautionary language contained elsewhere in this Form 10-Q.  The Company does not update any forward-looking statements that may be made from time to time by or on behalf of the Company.

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

Disclosure of the Company’s significant accounting policies are included in Note Two to the Consolidated Financial Statements of the Company’s Annual Report on Form 10-K for the period ended December 31, 2010. Some of the policies are particularly sensitive, requiring significant judgments, estimates and assumptions by management.

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

The general component covers non-impaired loans and is based on management’s internal risk ratings as well as historical loss experience adjusted for qualitative factors.  The following risk factors relevant to the loan portfolio are reviewed and evaluated:

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

Authoritative accounting guidance does not specify how an institution should identify loans that are to be evaluated for collectability, nor does it specify how an institution should determine that a loan is impaired. Each subsidiary of Highlands uses its standard loan review procedures in making those judgments so that allowance estimates are based on a comprehensive analysis of the loan portfolio. For loans that are individually evaluated and found to be impaired and collaterally dependent, the associated allowance is based upon the estimated fair value, less costs to sell, of any collateral securing the loan as compared to the existing balance of the loan as of the date of analysis.

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

Index

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

In December 2010, the FASB issued ASU 2010-28, “When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts.”  The amendments in this ASU modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists.  The amendments in this Update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted.  The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements

The Securities Exchange Commission (SEC) has issued Final Rule No. 33-9002, “Interactive Data to Improve Financial Reporting”, which requires companies to submit financial statements in XBRL (extensible business reporting language) format with their SEC filings on a phased-in schedule.  Large accelerated filers and foreign large accelerated filers using U.S. GAAP were required to provide interactive data reports starting with their first quarterly report for fiscal periods

Index

ending on or after June 15, 2010.  All remaining filers are required to provide interactive data reports starting with their first quarterly report for fiscal periods ending on or after June 15, 2011.

In March 2011, the SEC issued Staff Accounting Bulletin (SAB) 114.  This SAB revises or rescinds portions of the interpretive guidance included in the codification of the Staff Accounting Bulletin Series.  This update is intended to make the relevant interpretive guidance consistent with current authoritative accounting guidance issued as a part of the FASB’s Codification.  The principal changes involve revision or removal of accounting guidance references and other conforming changes to ensure consistency of referencing through the SAB Series.  The effective date for SAB 114 is March 28, 2011.   The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

In April 2011, the FASB issued ASU 2011-02, “A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.”  The amendments in this ASU clarify the guidance on a creditor’s evaluation of whether it has granted a concession to a debtor.  They also clarify the guidance on a creditor’s evaluation of whether a debtor is experiencing financial difficulty.  The amendments in this Update are effective for the first interim or annual period beginning on or after June 15, 2011.  Early adoption is permitted.  Retrospective application to the beginning of the annual period of adoption for modifications occurring on or after the beginning of the annual adoption period is required.  As a result of applying these amendments, an entity may identify receivables that are newly considered to be impaired.  For purposes of measuring impairment of those receivables, an entity should apply the amendments prospectively for the first interim or annual period beginning on or after June 15, 2011. The Company is currently assessing the impact that ASU 2011-02 will have on its consolidated financial statements.

Overview of First Three Months Results

Net income for the first three months of 2011, as compared to the same period in 2010, increased 242.9%.  This increase was driven primarily by the decrease in the provision for loan loss expense during the first three months of 2011 compared to the same period in 2010.

Total assets increased 0.6% from December 31, 2010 to March 31, 2011 with gross loan balances decreasing 1.18% during the same period. Average balances of earning assets and interest bearing liabilities, for the first three months of 2011, decreased 2.14% and 3.9%, respectively.  Interest income on earning assets decreased 6.8%, on a fully tax equivalent basis, which was more than offset by the decrease in interest expense on interest bearing liabilities of 26.3% on a fully taxable equivalent basis.  The change in interest bearing assets and liabilities coupled with the change in income and expenses are driving the increase in total taxable equivalent interest income of 1.69%.

The Company’s allowance for loan losses increased to 1.76% of total gross loans during the first three months of 2011 as compared to 1.64% at December 31, 2010.  The increase is driven by the changes in loan loss experience factors which have increased as a result of the current economic conditions.

Non-interest income decreased $41,000 in the first three months of 2011 as compared to the same period in 2010 driven primarily by the gain on security transactions reported in the first three months of 2010 not recurring in the first three months of 2011.

Non-interest expense decreased $64,000 in the first three months of 2011 as compared to the same period in 2010 primarily due to reductions in employee related costs and legal expenses.

Performance Measures

The following table compares selected commonly used measures of bank performance for the three month periods ended March 31, 2011 and 2010:

	Three months ended March 31,
	2011	2010
Annualized return on average assets	0.55%	0.16%
Annualized return on average equity	5.44%	1.57%
Net interest margin (1)	4.39%	4.23%
Efficiency Ratio (2)	69.08%	71.02%
Earnings per share (3)	$0.41	$0.12

(1)	On a fully taxable equivalent basis and including loan origination fees.
(2)	Non-interest expenses for the period indicated divided by the sum of net interest income and non-interest income for the period indicated.

Index

(3)	Per weighted average shares of common stock outstanding for the period indicated.

Securities Portfolio

The Company's securities portfolio serves several purposes.  Portions of the portfolio are used to secure certain public and trust deposits.  The remaining portfolio is held as investments or used to assist the Company in liquidity and asset liability management.  Total securities, including restricted securities, represented 8.12% of total assets and 78.61% of total shareholders’ equity at March 31, 2011.

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

The Company identifies at the time of acquisition those securities that are available for sale. These securities are valued at their market value with any difference in market value and amortized cost shown as an adjustment in stockholders' equity.  Changes in market values of securities which are considered temporary changes due to changes in the market rate of interest are reflected as changes in other comprehensive income, net of the deferred tax effect.  Any changes in market values of securities deemed by management to be attributable to reasons other than changes in market rates of interest would be recorded through results of operations.   As of March 31, 2011, management determined that all securities with fair values less than the amortized cost, are related to increases in the current interest rates for similar issues of securities, and that no other than temporary impairment for any securities in the portfolio exists because of downgrades of the securities or as a result of a change in the financial condition of any of the issuers. A summary of the length of time of unrealized losses for all securities held at March 31, 2011 can be found in Note Five to the financial statements. Management reviews all securities with unrealized losses, and all securities in the portfolio on a regular basis to determine whether the potential for other than temporary impairment exists.

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

Credit Quality and Allowance for Loan Losses

Non-performing loans increased 20.6% from December 31, 2010 to March 31, 2011 primarily as a result of increases in non-accrual loans somewhat offset by a decrease in loans past due in excess of 90 days.  Non-accrual loans have increased as a result of the deterioration of loan performance due to the current economic conditions.  As a result of the decline of property values, management has chosen to be more conservative in its evaluation of potential non-performing loans.  Non-performing loans represented as a percentage of total loans increased to 2.91% during the first three months of 2011, as compared to 2.38% of total loans at December 31, 2010, due to the increase in non-accrual loans mentioned above.  The allowance for loan losses as a percentage of total loans increased from the December 31, 2010 level of 1.64% to 1.76%.  As noted in Note Two to the unaudited consolidated financial statements, the carrying value of impaired loans increased from $24.5 million at December 31, 2010 to $26.3 million at March 31, 2011.

Restructured loans performing in accordance with modified terms consist of four commercial mortgages and three consumer mortgages.  Restructured loans not performing in accordance with modified terms consist of one consumer mortgage.  Based on Management’s analysis, $59,000 is included in the allowance related to two restructured loans.  The remaining six restructured loans are well secured and no losses are anticipated; therefore, no additional allowance was provided.

Each of the Company’s banking subsidiaries determines the adequacy of its allowance for loan losses independently using the same allowance for loan loss methodology.  The allowance is calculated quarterly and adjusted prior to the issuance of the quarterly financial statements.  All loan losses charged to the allowance are approved by the boards of directors of

Index

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

The determination of an adequate allowance at each bank is done in a four step process.  The first step is to identify impaired loans.  Impaired loans are problem loans above a certain threshold which are not expected to perform in accordance with the original loan agreement.  Impaired loans and their resulting valuation allowance are disclosed in Note Two to the Company’s unaudited consolidated financial statements.  The second step is to identify loans above a certain threshold which are problem loans due to the borrower’s payment history or deteriorating financial condition.  Losses in this category are determined based on historical loss rates of loans in the category over the prior 12 months.  The third step is to calculate a loss for the remainder of the portfolio using historical loss information for each loan category.  The final step is to calculate the potential impact of the economic environment on future loan performance.  The determination of specific allowances and weighting is subjective and actual losses may be greater or less than the current amount of the allowance.  However, management believes the current level of the allowance for loan losses represents a fair assessment of the losses inherent in the loan portfolio.

The following table illustrates certain ratios related to quality of the Company’s loan portfolio:

	March 31, 2011	December 31, 2010
Allowance for loan losses as a percentage of gross loans	1.76%	1.64%
Non performing loans as a percentage of gross loans	2.91%	2.38%
Ratio of allowance for loan losses to non-performing loans	0.61	0.69

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

The following table summarizes the Company’s non-performing loans at March 31, 2011 and December 31, 2010 (in thousands of dollars):

	March 31, 2011	December 31, 2010
Loans accounted for on a non-accrual basis
Commercial Mortgage	$4,828	$2,215
Commercial Other	131	139
Consumer Mortgage	3,768	4,240
Consumer Other	136	385
Total non-accrual loans	$8,863	$6,979

Loans delinquent 90 days or more and still accruing
Commercial Mortgage	$320	$301
Commercial Other	0	46
Consumer Mortgage	253	397
Consumer Other	23	122
Total delinquent loans	$596	$866

Total Non-Performing Loans	$9,459	$7,845

Restructured loans are loans on which the original interest rate or repayment terms have been changed due to financial hardship of the borrower.  Restructured loans that are performing in accordance with modified terms are $5,345,000 and

Index

$6,740,000 at March 31, 2011 and December 31, 2010, respectively.  The decrease was primarily driven by the removal of one commercial mortgage loan which no longer meets the criteria of restructured loans.

The following table summarizes the Company’s net charge-offs by loan type for the three month periods ended March 31, 2011 and 2010 (in thousands of dollars):

	2011	2010
Charge-offs
Commercial Mortgage	$(31)	$(225)
Commercial Other	0	(154)
Consumer Mortgage	(307)	(88)
Consumer Other	(122)	(227)
Total Charge-offs	$(460)	$(694)

Recoveries
Commercial Mortgage	$106	$0
Commercial Other	21	0
Consumer Mortgage	10	0
Consumer Other	60	93
Total Recoveries	$197	$93

Total Net Charge-offs	$(263)	$(601)

Management believes that the allowance is to be taken as a whole, and the allocation between loan types is an estimation of potential losses within each type given information known at the time.  The following table shows the allocation for loans in the loan portfolio and the corresponding amounts of the allowance allocated by loan type as of March 31, 2011 and December 31, 2010 (in thousands of dollars):

	March 31, 2011		December 31, 2010
	Amount	Percent of Loans	Amount	Percent of Loans
Loan Type
Commercial Mortgage	$2,742	45%	$1,345	43%
Commercial Other	614	4%	887	5%
Consumer Mortgage	1,480	43%	1,662	43%
Consumer Other	641	8%	968	9%
Unallocated	252		545
Totals	$5,729	100%	$5,407	100%

Because of its large impact on the local economy, management continues to monitor the economic health of the poultry industry. The Company has direct loans to poultry growers and the industry is a large employer in the Company’s trade area. In addition, multiple manufacturers of household cabinetry are large employers in the Company’s primary trade area. Due to the downturn in the housing market nationally, there have been indications that the demand for cabinetry has decreased, impacting the performance of these manufacturers. Because of the impact on the local economy, management has begun to monitor the performance of this industry as it relates to local employment trends. Additionally, the Company’s loan portfolio contains a segment of loans collateralized by heavy equipment, particularly in the trucking, mining and timber industries. Because of the impact of the slowing economic conditions on the housing market, the timber sector has experienced a recent downturn. The Company has experienced losses related to the downturn in this industry.

Net Interest Income

The Company’s net interest income, on a fully taxable equivalent basis, increased 1.69% for the first three months of 2011 as compared to the same period in 2010.  The increase in net interest income was driven by changes in average rates earned on assets and paid on interest bearing liabilities and by changes in the relative mix of earning assets and interest bearing liabilities.

Index

For the three month period ended March 31, 2011, the Company’s average earning assets decreased 2.14% compared to the same period in 2010 offset by a decrease in average interest bearing liabilities, comparing the same periods, of 3.90%.  The average balances of time deposits and long-term debt, both comparatively more expensive interest bearing liabilities, decreased 6.27%. These changes in the relative mix of earning assets and interest bearing liabilities and the change in the average yields somewhat offset, resulting in the slight increase of the Company’s net interest income.

The Company believes that its deposits will be sufficient to fund the current and expected loan demand.  Should the loan demand increase beyond the Company’s current expectations, the Company may be required to fund these loans with borrowings which could result in a reduction of net interest margin.  However, management believes total net interest income would not be adversely affected.

Also, balances of non-performing loans and other real estate acquired through foreclosure have increased from December 31, 2010 to March 31, 2011. Increases in balances of non-accrual loans and other real estate acquired through foreclosure often have adverse effects on net interest income. Should balances of non-accrual loans and other real estate acquired through foreclosure continue to increase, net interest margin may decrease accordingly.

The table below illustrates the effects on net interest income, on a fully taxable equivalent basis, for the first three months of 2011 compared to the same period in 2010, of changes in average volumes of interest bearing liabilities and earning assets from 2010 to 2011 and changes in average rates on interest bearing liabilities and earning assets from 2010 to 2011 (in thousands of dollars):

EFFECT OF RATE-VOLUME CHANGES ON NET INTEREST INCOME

Increase (Decrease) Three Months Ended March 31, 2011 compared to Three Months Ended March 31, 2010
	Due to change in:
	Average Volume	Average Rate	Total Change
Interest Income
Loans	$(104)	$(222)	$(326)
Federal funds sold	(1)	0	(1)
Interest bearing deposits	0	(2)	(2)
Taxable investment securities	6	(28)	(22)
Nontaxable investment securities	(15)	(19)	(34)
Total Interest Income	(114)	(271)	(385)

Interest Expense
Demand deposits	0	0	0
Savings deposits	2	(14)	(12)
Time deposits	(70)	(363)	(433)
Borrowings	(17)	10	(7)
Total Interest Expense	(85)	(367)	(452)

Net Interest Income	$(29)	$96	$67

Index

The table below sets forth an analysis of net interest income for the three month periods ended March 31, 2011 and 2010 (Average balances and interest/expense shown in thousands of dollars):

	2011			2010
	Average	Income/		Average	Income/
	Balance	Expense	Rate	Balance	Expense	Rate
Earning Assets
Loans	$327,633	$5,156	6.29%	$334,232	$5,482	6.56%
Taxable investment securities	24,863	126	2.03%	23,684	148	2.51%
Non-taxable investment securities	2,148	19	3.54%	3,871	53	5.49%
Interest bearing deposits	3,988	1	0.10%	2,144	3	0.48%
Federal funds sold	8,792	4	0.18%	11,515	5	0.18%
Total Earning Assets	$367,424	$5,306	5.79%	$375,446	$5,691	6.06%

Allowance for loan losses	(5,574)			(3,954)
Other non-earning assets	41,506			38,143
Total Assets	$403,356			$409,635

Interest Bearing Liabilities
Demand deposits	$23,062	$7	0.13%	$23,000	$7	0.12%
Savings deposits	54,253	34	0.25%	51,668	46	0.36%
Time deposits	210,987	1,120	2.12%	224,235	1,553	2.77%
Long-term debt	9,335	108	4.63%	10,813	115	4.26%
Total Interest Bearing Liabilities	$297,637	$1,269	1.71%	$309,716	$1,721	2.22%

Demand deposits	56,872			52,484
Other liabilities	8,251			6,439
Stockholders’ equity	40,596			40,996
Total liabilities and stockholders’ equity	$403,356			$409,635

Net Interest Income		$4,037			$3,970
Net Yield on Earning Assets			4.39%			4.23%

Notes:
Yields are computed on a taxable equivalent basis using a 30% tax rate
Average balances are based upon daily balances
Includes loans in non-accrual status
Income on loans includes fees

Index

Non-interest Income

Non-interest income decreased $41,000, or 7.5%, during the first three months of 2011 compared to the same period in 2010 driven primarily by the gains on security transactions reported in the first three months of 2010 not recurring in the first three months of 2011.

Service charges on deposit accounts decreased 3.36%. The largest portion of these charges is non-sufficient funds fees on non-interest bearing transaction accounts. The subsidiary banks continued to see decreases in service charges associated with the program commonly referred to as the “courtesy overdraft” program.  This is the result of customer’s choice not to participate in the subsidiary bank’s automatic overdraft protection coupled with better management, by customers, of their accounts.

Life insurance investment income was the same during the first three months of 2011 compared to the same period in 2010.

Non-interest Expense

Non-interest expense decreased 2.0% for the first three months of 2011 as compared to the same period in 2010.

Changes in salary and benefits expense

The following table compares the components of salary and benefits expense for the three month periods ended March 31, 2011 and 2010 (in thousands of dollars):

Salary and Benefits Expense
	2011	2010	Increase (Decrease)

Employee salaries	$1,104	$1,097	$7
Employee benefit insurance	320	271	49
Payroll taxes	70	101	(31)
Non-recurring post retirement adjustment	(70)	0	(70)
Post retirement plans	238	251	(13)
Total	$1,662	$1,720	$(58)

Changes in data processing expense

Data processing expense increased $29,000 or 10.70% for the first three months of 2011 compared to the same period in 2010.  The increase was driven by a credit received from the Company’s core system vendor during the first three months of 2010 for an error in billing during the system conversion in the fall of 2009.

Changes in occupancy and equipment expense

The following table illustrates the components of occupancy and equipment expense for the three month periods ended March 31, 2011 and 2010 (in thousands of dollars):

	2011	2010	Increase (Decrease)
Depreciation of buildings and equipment	$196	$183	$13
Maintenance expense on buildings and equipment	84	102	(18)
Utilities expense	47	40	7
Real estate and personal property tax	29	21	8
Other expense related to occupancy and equipment	25	22	3
Total occupancy and equipment expense	$381	$368	$13

Index

The increases in occupancy and equipment expenses during the first three months of 2011 are related to a new subsidiary bank branch opened during the third quarter of 2010.

Changes in miscellaneous non-interest expense

Office supplies and postage and freight expenses decreased 23.97% or $29,000 during the first three months of 2011 compared to the same period in 2010, largely driven by the reduction of courier services between branches.

FDIC premium expense increased 2.47% or $4,000 during the first three months of 2011 compared to the same period in 2010 driven by rate changes.

Loan and foreclosed asset expenses increased 181.25% or $87,000 during the first three months of 2011 compared to the same period in 2010 due to the increased number of foreclosures.

Other non-interest expense decreased $54,000 or 23.79% during the first three months of 2011 compared to the same period in 2010.

The table below illustrates components of other non-interest expense for the three month periods ended March 31, 2011 and 2010 (in thousands of dollars). Significant individual components of other non-interest expense are itemized.

	2011	2010	Increase (Decrease)
ATM expense	(25)	(12)	(13)
Amortization of intangible assets	46	49	(3)
Advertising and marketing expense	34	37	(3)
Miscellaneous components of other non interest expense	118	153	(35)
Total	$173	$227	$(54)

Borrowed Funds

The Company borrows funds from the Federal Home Loan Bank (“FHLB”) to reduce market rate risks or to provide operating liquidity.  Management typically will initiate these borrowings in response to a specific need for managing market risks or for a specific liquidity need and will attempt to match features of these borrowings to best suit the specific need. Therefore, the borrowings on the Company’s balance sheet as of March 31, 2011 and throughout the periods ended March 31, 2011 and December 31, 2010 have varying features of amortization or single payment with periodic, regular interest payments and also have interest rates which vary based on the terms and on the features of the specific borrowing.

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

The parent Company’s operating funds, funds with which to pay shareholder dividends and funds for the exploration of new business ventures have been supplied primarily through dividends paid by the Company’s subsidiary banks Capon Valley Bank (CVB) and The Grant County Bank (GCB).  The various regulatory authorities impose restrictions on dividends paid by a state bank.  A state bank cannot pay dividends without the consent of the relevant banking authorities in excess of the total net profits of the current year and the combined retained profits of the previous two years.  As of March 31, 2011, the subsidiary banks could pay dividends to Highlands Bankshares, Inc. of approximately $1,880,000 without permission of the regulatory authorities.

Index

Capital

The Company seeks to maintain a strong capital base to expand facilities, promote public confidence, support current operations and grow at a manageable level.  As of March 31, 2011, the Company was above the regulatory minimum levels of capital. The table below summarizes the capital ratios for the Company and its subsidiary banks as of March 31, 2011 and December 31, 2010:

	March 31, 2011		December 31, 2010
	Actual	Regulatory	Actual	Regulatory
	Ratio	Minimum	Ratio	Minimum
Total Risk Based Capital Ratio
Highlands Bankshares	14.65%	8.00%	14.49%	8.00%
Capon Valley Bank	12.68%	8.00%	12.50%	8.00%
The Grant County Bank	14.66%	8.00%	14.58%	8.00%

Tier 1 Leverage Ratio
Highlands Bankshares	10.11%	4.00%	9.91%	4.00%
Capon Valley Bank	8.44%	4.00%	8.33%	4.00%
The Grant County Bank	10.29%	4.00%	10.26%	4.00%

Tier 1 Risk Based Capital Ratio
Highlands Bankshares	13.40%	4.00%	13.24%	4.00%
Capon Valley Bank	11.41%	4.00%	11.24%	4.00%
The Grant County Bank	13.41%	4.00%	13.32%	4.00%

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

Index

Recent Developments

Dodd-Frank Wall Street Reform and Consumer Protection Act

On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Act”).  The Act will result in sweeping financial regulatory reform aimed at strengthening the nation’s financial services sector.

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

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2011. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective as of March 31, 2011. The Company has established procedures undertaken during the normal course of business in an effort to reasonably ensure that fraudulent activity of either an amount material to these results or in any amount is not occurring.

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

Index

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
May 16, 2011