Form 10-Q
period 2011-06-30
HIGHLANDS BANKSHARES INC /WV/
filed 2011-08-15
CIK 756862

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this Chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filed, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐		Accelerated Filer ☐	Non-accelerated filer ☐
	(Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date. As of August 15, 2011:  1,336,873 shares of Common Stock, $5 Par Value

HIGHLANDS BANKSHARES, INC.
Quarterly Report on Form 10-Q For The Period Ended June 30, 2011

Index

PART I.
Item 1.	Financial Statements

HIGHLANDS BANKSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands of Dollars, Except Per Share Data)

	Six Months Ended June 30
	2011	2010
	(unaudited)	(unaudited)
Interest Income
Interest and fees on loans	$10,353	$11,112
Interest on federal funds sold	7	10
Interest on deposits in other banks	0	3
Interest and dividends on securities	306	374
Total Interest Income	10,666	11,499

Interest Expense
Interest on deposits	2,248	3,096
Interest on borrowed money	217	239
Total Interest Expense	2,465	3,335

Net Interest Income	8,201	8,164

Provision for Loan Losses	2,347	2,305

Net Interest Income After Provision for Loan Losses	5,854	5,859

Non-interest Income
Service charges	716	755
Life insurance investment income	132	132
Gains on securities transactions	15	33
(Losses) on sale of foreclosed property	(17)	(35)
(Losses) on impairment of other real estate	(148)	0
Other non-interest income	160	194
Total Non-interest Income	858	1,079

Non-interest Expense
Salaries and employee benefits	3,289	3,445
Occupancy and equipment expense	747	728
Data processing expense	593	545
Directors fees	175	187
Legal and professional fees	231	318
Office supplies and postage and freight expense	172	210
FDIC premium	342	326
Loan and foreclosed asset expense	141	110
Other non-interest expense	478	518
Total Non-interest Expense	6,168	6,387

Income Before Provision For Income Taxes	544	551

Provision for Income Taxes	178	160

Net Income	$366	$391

Per Share Data
Net Income	$0.27	$0.29
Cash Dividends	$0.45	$0.54
Weighted Average Common Shares Outstanding	1,336,873	1,336,873

The accompanying notes are an integral part of these financial statements.

Index

HIGHLANDS BANKSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands of Dollars, Except Per Share Data)

	Three Months Ended June 30
	2011	2010
	(unaudited)	(unaudited)
Interest Income
Interest and fees on loans	$5,198	$5,629
Interest on federal funds sold	4	5
Interest on deposits in other banks	0	1
Interest and dividends on securities	165	187
Total Interest Income	5,367	5,822

Interest Expense
Interest on deposits	1,088	1,490
Interest on borrowed money	109	124
Total Interest Expense	1,197	1,614

Net Interest Income	4,170	4,208

Provision for Loan Losses	1,762	1,213

Net Interest Income After Provision for Loan Losses	2,408	2,995

Non-interest Income
Service charges	371	399
Life insurance investment income	66	66
Gains on securities transactions	15	0
(Losses) on sale of foreclosed property	(31)	(39)
(Losses) on impairment of other real estate	(83)	0
Other non-interest income	78	97
Total Non-interest Income	416	523

Non-interest Expense
Salaries and employee benefits	1,674	1,725
Occupancy and equipment expense	366	360
Data processing expense	293	274
Directors fees	74	88
Legal and professional fees	107	136
Office supplies and postage and freight expense	81	88
FDIC premium	175	164
Loan and foreclosed asset expense	71	62
Other non-interest expense	257	283
Total Non-interest Expense	3,098	3,180

Income Before Provision For Income Taxes	(274)	338

Provision for Income Taxes (Benefit)	(88)	108

Net Income (Loss)	$(186)	$230

Per Share Data
Net Income (Loss)	$(0.14)	$0.17
Cash Dividends	$0.20	$0.27
Weighted Average Common Shares Outstanding	1,336,873	1,336,873

The accompanying notes are an integral part of these financial statements.

Index

HIGHLANDS BANKSHARES, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands of dollars)

	June 30, 2011	December 31, 2010
	(unaudited)	(audited)
ASSETS
Cash and due from banks	$6,881	$8,282
Interest bearing deposits in banks	3,311	3,532
Federal funds sold	13,232	5,836
Investment securities available for sale	34,460	25,324
Restricted investments	1,906	2,087
Loans	321,070	329,336
Allowance for loan losses	(5,193)	(5,407)
Bank premises and equipment, net of depreciation	9,598	9,901
Interest receivable	1,712	1,791
Investment in life insurance contracts	7,163	7,031
Foreclosed assets	5,077	4,700
Goodwill	1,534	1,534
Other intangible assets	751	830
Other assets	5,122	5,123
Total Assets	$406,624	$399,900

LIABILITIES
Deposits
Non-interest bearing deposits	$57,672	$54,693
Interest bearing transaction and savings accounts	82,343	77,392
Time deposits over $100,000	75,016	75,003
All other time deposits	132,298	135,724
Total Deposits	347,329	342,812

Long term debt instruments	11,980	9,393
Accrued expenses and other liabilities	6,088	6,327
Total Liabilities	365,397	358,532

STOCKHOLDERS’ EQUITY
Common Stock, $5 par value, 3,000,000 shares authorized, 1,436,874 shares issued, 1,336,873 shares outstanding	7,184	7,184
Surplus	1,662	1,662
Treasury stock (100,001 shares, at cost)	(3,372)	(3,372)
Retained earnings	36,929	37,165
Other accumulated comprehensive loss	(1,176)	(1,271)
Total Stockholders’ Equity	41,227	41,368

Total Liabilities and Stockholders’ Equity	$406,624	$399,900

The accompanying notes are an integral part of these financial statements.

Index

HIGHLANDS BANKSHARES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Six Months Ended June 30, 2011 and 2010
(In Thousands of Dollars)

	Common Stock	Surplus	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total

Balances at December 31, 2009	$7,184	$1,662	$(3,372)	$36,963	$(1,015)	$41,422

Other Comprehensive Income:
Net Income				391		391
Change in other comprehensive income for unrealized gains or losses on investment securities available for sales					(33)	(33)
Total Comprehensive Income						358

Dividends Paid				(722)		(722)

Balances June 30, 2010	$7,184	$1,662	$(3,372)	$36,632	$(1,048)	$41,058

Balances at December 31, 2010	$7,184	$1,662	$(3,372)	$37,165	$(1,271)	$41,368

Other Comprehensive Income:
Net Income				366		366
Change in other comprehensive income for unrealized gains or losses on investment securities available for sales					95	95
Total Comprehensive Income						461

Dividends Paid				(602)		(602)

Balances June 30, 2011	$7,184	$1,662	$(3,372)	$36,929	$(1,176)	$41,227

The accompanying notes are an integral part of these financial statements.

Index

HIGHLANDS BANKSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands of Dollars)

	Six Months Ended June 30
	2011	2010
	(unaudited)	(unaudited)
Cash Flows From Operating Activities
Net Income	$366	$391
Adjustments to reconcile net income to net
cash provided by operating activities
(Gains) on securities transactions	0	(33)
Losses on sale of foreclosed property	17	35
Depreciation	394	372
Income from life insurance contracts	(132)	(132)
Net amortization of securities premiums	113	68
Provision for loan losses	2,347	2,305
Write-down on foreclosed property	148	0
Deferred income tax benefit	0	(400)
Amortization of intangibles	93	97
Decrease in interest receivable	79	10
(Income) Decrease in other assets	(14)	775
Increase (decrease) in other liabilities	(293)	172
Net Cash Provided by Operating Activities	3,118	3,660

Cash Flows From Investing Activities
Proceeds from sale of foreclosed assets and fixed assets	592	116
Proceeds from maturity of securities available for sales	5,098	8,068
Purchase of securities available for sale	(14,198)	(12,145)
Net change in other investments	181	0
Net change in interest bearing deposits in other banks	221	56
Net change in federal funds sold	(7,396)	1,305
Net decrease in loans	4,572	630
Purchase of property and equipment	(91)	(829)
Net Cash (used in) Investing Activities	(11,021)	(2,799)

Cash Flows From Financing Activities
Net change in time deposits	(3,598)	(3,426)
Net change in other deposit accounts	8,115	3,168
Additional long term borrowing	3,444	0
Repayment of long term borrowings	(857)	(233)
Dividends paid in cash	(602)	(722)
Net Cash Provided by (used in) Financing Activities	6,502	(1,213)
Net (decrease) in Cash and Cash Equivalents	(1,401)	(352)
Cash and Cash Equivalents, Beginning of Period	8,282	7,062
Cash and Cash Equivalents, End of Period	$6,881	$6,710

Supplemental Disclosures
Cash paid for income taxes	$861	$0
Cash paid for interest	$2,505	$3,561
Noncash Investing and Financing Activities for other
real estate acquired in settlement of loans	$1,134	$977

The accompanying notes are an integral part of these financial statements.

Index

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE ONE:	ACCOUNTING PRINCIPLES

The consolidated financial statements conform to U. S. generally accepted accounting principles and to general industry practices.  In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting solely of normal recurring adjustments, necessary to present fairly the financial position as of June 30, 2011 and the results of operations for the three and six month periods ended June 30, 2011 and 2010.

The results of operations for the six month periods ended June 30, 2011 and 2010 are not necessarily indicative of the results to be expected for the full year.

The notes included herein should be read in conjunction with the notes to financial statements included in the Company’s 2010 annual report on Form 10-K.

Certain reclassifications have been made to prior period balances to conform to the current year’s presentation format.

NOTE TWO:	LOANS

A summary of loans outstanding as of June 30, 2011 and December 31, 2010 is shown in the table below (in thousands of dollars):

	June 30, 2011	December 31, 2010
Commercial Mortgage	$144,302	$142,896
Commercial Other	12,648	15,037
Consumer Mortgage	138,972	142,505
Consumer Other	25,148	28,898
	$321,070	$329,336

The following is a summary of information pertaining to impaired loans by portfolio segment at June 30, 2011 and December 31, 2010 (in thousands of dollars):

	Impaired Loans As of June 30, 2011
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized

With no related allowance recorded:
Commercial Mortgage	$20,631	$20,631	$0	$25,113	$522
Commercial Other	164	164	0	168	7
Consumer Mortgage	185	185	0	189	9
Sub-total	$20,980	$20,980	$0	$25,470	$538
With an allowance recorded:
Commercial Mortgage	3,529	3,529	1,106	3,388	61
Commercial Other	179	179	64	193	9
Consumer Mortgage	226	226	25	230	7
Sub-total	$3,934	$3,934	$1,195	$3,811	$77
Total
Commercial Mortgage	24,160	24,160	1,106	28,501	583
Commercial Other	343	343	64	361	16
Consumer Mortgage	411	411	25	419	16
Total	$24,914	$24,914	$1,195	$29,281	$615

Index

	Impaired Loans As of December 31, 2010
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized

With no related allowance recorded:
Commercial Mortgage	$18,455	$18,455	$0	$26,557	$137
Commercial Other	840	840	0	1,159	13
Consumer Mortgage	253	253	0	256	2
Sub-total	$19,548	$19,548	$0	$27,972	$152
With an allowance recorded:
Commercial Mortgage	5,692	5,692	904	6,871	272
Commercial Other	148	148	21	203	19
Sub-total	$5,840	$5,840	$925	$7,074	$291
Total
Commercial Mortgage	24,147	24,147	904	33,428	409
Commercial Other	988	988	21	1,362	32
Consumer Mortgage	253	253	0	256	2
Total	$25,388	$25,388	$925	$35,046	$443

The average recorded investment in impaired loans was $14,819,000 and $29,242,000 for the three months ended June 30, 2010 and 2011, respectively, and $15,004,000 for the six months ended June 30, 2010.  The interest income recognized on impaired loans was $179,000 and $400,000 for the three months ended June 30, 2010 and 2011, respectively, and $350,000 for the six months ended June 30, 2010.

No loans were identified as impaired with potential loss as of June 30, 2011 or December 31, 2010 for which an allowance was not provided. The table above includes troubled debt restructurings (TDR).  Loans are identified as TDR if concessions are made related to the terms of the loan beyond regular lending practices in response to a borrower’s financial condition.  Restructured loans performing in accordance with modified terms consist of two commercial mortgages and two consumer mortgages.  Restructured loans not performing in accordance with modified terms consist of seven commercial mortgages and one consumer mortgage.  These loans were modified to reduce interest rates or provide for interest-only payment periods.  These loans did not have any additional commitments to extend credit at June 30, 2011.

Balances of non-accrual loans at June 30, 2011 and December 31, 2010 are shown below (in thousands of dollars):

	June 30, 2011	December 31, 2010
Loans on non-accrual status
Commercial Mortgage	$5,692	$2,215
Commercial Other	27	139
Consumer Mortgage	2,633	4,240
Consumer Other	74	385
Total non-accrual loans	$8,426	$6,979

Index

Certain loans identified as impaired are placed into non-accrual status, based upon the loan’s performance compared with contractual terms. Not all loans identified as impaired are placed into non-accrual status. The interest on loans identified as impaired and also placed into non-accrual status and not recognized as income throughout the year (foregone interest) was $231,000 for the period ended June 30, 2011.

The following table presents the contractual aging of the recorded investment in past due loans by class as of June 30, 2011 and December 31, 2010 (in thousands of dollars):

Age Analysis of Past Due Financing Receivables As of June 30, 2011
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing

Commercial - Mortgage	$1,359	$2,721	$3,695	$7,775	$136,527	$144,302	$203
Commercial -Other	138	88	70	296	12,352	12,648	51
Consumer - Mortgage	5,153	954	2,324	8,431	130,541	138,972	173
Consumer - Other	1,178	203	30	1,411	23,737	25,148	11
Total	$7,828	$3,966	$6,119	$17,913	$303,157	$321,070	$438

Age Analysis of Past Due Financing Receivables As of December 31, 2010
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing

Commercial - Mortgage	$3,691	$663	$2,188	$6,542	$136,354	$142,896	$301
Commercial -Other	234	396	46	676	14,361	15,037	46
Consumer - Mortgage	5,391	2,952	4,089	12,432	130,073	142,505	397
Consumer - Other	917	580	171	1,668	27,230	28,898	122
Total	$10,233	$4,591	$6,494	$21,318	$308,018	$329,336	$866

Index

NOTE THREE:	ALLOWANCE FOR LOAN LOSSES

A summary of the transactions in the allowance for loan losses for the six month periods ended June 30, 2011 and December 31, 2010 is shown below (in thousands of dollars):

Allowance for Credit Losses and Recorded Investment in Financing Receivables For the Six Month Period Ended June 30, 2011
	Commercial Mortgage	Commercial Other	Consumer Mortgage	Consumer Other	Unallocated	Total

Allowance for Credit Losses:
Beginning Balance 12/31/2010	$1,345	$887	$1,662	$968	$545	$5,407
Charge-offs	2,056	131	406	265	0	2,858
Recoveries	113	27	10	147	0	297
Provision	2,805	(503)	547	(342)	(160)	2,347
Ending Balance 6/30/2011	$2,207	$280	$1,813	$508	$385	$5,193
Ending Balance: individually evaluated for impairment	1,106	64	25	0	0	1,195
Ending Balance: collectively evaluated for impairment	1,101	216	1,788	508	385	3,998

Financing Receivables:
Ending Balance	144,302	12,648	138,972	25,148	0	321,070
Ending Balance: individually evaluated for impairment	24,160	343	411	0	0	24,914
Ending Balance: collectively evaluated for impairment	$120,142	$12,305	$138,561	$25,148	$0	$296,156

Index

Allowance for Credit Losses and Recorded Investment in Financing Receivables As of and For the Year Ended December 31, 2010
	Commercial Mortgage	Commercial Other	Consumer Mortgage	Consumer Other	Unallocated	Total

Allowance for Credit Losses:
Ending Balance 12/31/2010	$1,345	$887	$1,662	$968	$545	$5,407
Ending Balance: individually evaluated for impairment	904	21	0	0	0	925
Ending Balance: collectively evaluated for impairment	441	866	1,662	968	545	4,482

Financing Receivables:
Ending Balance	142,896	15,037	142,505	28,898	0	329,336
Ending Balance: individually evaluated for impairment	24,147	988	253	0	0	25,388
Ending Balance: collectively evaluated for impairment	$118,749	$14,049	$142,252	$28,898	$0	$303,948

Index

The following table presents the company’s loans by internally assigned grades and by loan type (in thousands of dollars).

Credit Quality Indicators As of June 30, 2011

Credit Risk Profile by Internally Assigned Grade

	Commercial Mortgage	Commercial Other	Consumer Mortgage	Consumer Other	Total
Grade:
Excellent	$834	$1,466	$2,589	$2,905	$7,794
Very Good	12,766	1,556	29,105	4,595	48,022
Pass	85,554	8,575	91,849	15,983	201,961
Pass-Watch	9,825	479	2,224	73	12,601
Special Mention	10,225	189	4,492	1,155	16,061
Substandard	24,385	383	7,859	437	33,064
Doubtful	713	0	854	0	1,567
Loss	0	0	0	0	0
Total	$144,302	$12,648	$138,972	$25,148	$321,070

Credit Quality Indicators As of December 31, 2010

Credit Risk Profile by Internally Assigned Grade
	Commercial Mortgage	Commercial Other	Consumer Mortgage	Consumer Other	Total
Grade:
Excellent	$1,573	$968	$2,964	$2,793	$8,298
Very Good	16,509	1,648	28,611	5,765	52,533
Pass	88,366	8,610	91,889	18,104	206,969
Pass-Watch	3,160	619	1,228	120	5,127
Special Mention	7,262	1,876	6,050	1,526	16,714
Substandard	24,194	1,025	6,747	450	32,416
Doubtful	0	0	0	0	0
Loss	0	0	129	0	129
Total	$141,064	$14,746	$137,618	$28,758	$322,186

Loans classified as “special mention” have potential weaknesses that deserve management’s close attention.  Loans classified as “substandard” have been determined to be inadequately protected by the current collateral pledged, if any, and the cash flow and/or the net worth of the borrower.  “Doubtful” loans have all the weaknesses inherent in substandard loans, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable.  Loans classified as “loss” are loans with expected loss of the entire principal balance.  The loan may be carried in this classified status if circumstances indicate a remote possibility that the amount will be repaid, however, the principal balance is included in the impairment calculation and carried in the allowance for loan losses. Loans not categorized as special mention, substandard, or doubtful are classified as “pass”, “very good” or “excellent” loans and are considered to exhibit acceptable risk.  Additionally, the

Index

company classifies certain loans as “pass-watch” loans.  This category includes satisfactory borrowing relationships that require close monitoring because of complexity, information deficiencies, or emerging signs of weakness.

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

The amortized cost and market value of securities as of June 30, 2011 and December 31, 2010 is shown in the table below (in thousands of dollars). All of the securities on the Company’s balance sheet are classified as available for sale.

	Available For Sale Securities As of June 30, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value

U.S. Treasuries and Agencies	$17,339	$191	$2	$17,528

Mortgage backed securities	4,258	157	0	4,415

Collateralized mortgage obligations	3,859	49	0	3,908

States and municipalities	1,620	50	0	1,670

Certificates of deposit	6,895	44	0	6,939

Total Avail For Sale Securities	$33,971	$491	$2	$34,460

Index

	Available For Sale Securities As of December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value

U.S. Treasuries and Agencies	$9,132	$133	$7	$9,258

Mortgage backed securities	5,505	153	7	5,651

Collateralized mortgage obligations	1,764	0	0	1,764

States and municipalities	2,123	34	0	2,157

Certificates of deposit	6,442	25	2	6,465

Marketable equities	15	14	0	29

Total Avail For Sale Securities	$24,981	$359	$16	$25,324

Information pertaining to securities with gross unrealized losses at June 30, 2011 and December 31, 2010, aggregated by investment category and length of time that individual securities have been in a continuous loss position is shown in the table below (in thousands of dollars):

As of June 30, 2011	Total		Less than 12 Months		12 Months or Greater
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

Investment Category
U.S. Treasuries and Agencies	$998	$(2)	$998	$(2)	$0	$0
Mortgage backed securities	0	0	0	0	0	0
Collateralized mortgage obligations	0	0	0	0	0	0
Certificates of deposit	0	0	0	0	0	0
Total	$998	$(2)	$998	$(2)	$0	$0

Index

As of December 31, 2010	Total		Less than 12 Months		12 Months or Greater
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

Investment Category
U.S. Treasuries and Agencies	$993	$(7)	$993	$(7)	$0	$0
Mortgage backed securities	2,283	(7)	2,283	(7)	0	0
Collateralized mortgage obligations	827	0	827	0	0	0
Certificates of deposit	494	(2)	494	(2)	0	0
Total	$4,597	$(16)	$4,597	$(16)	$0	$0

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

The borrowings with long term maturities may have either single payment maturities or amortize. The interest rates on the various long term borrowings at June 30, 2011 range from 1.68% to 5.96%. The weighted average interest rate on the borrowings at June 30, 2011 was 3.74%.

In addition to utilization of the FHLB for borrowings of long term debt, the Company also can utilize the FHLB for overnight and other short term borrowings. At June 30, 2011 and December 31, 2010, the Company had no overnight or other short term borrowings.

NOTE EIGHT:	INTANGIBLE ASSETS

The Company’s balance sheet contains several components of intangible assets. At June 30, 2011, the total balance of intangible assets was comprised of Goodwill and Core Deposit Intangible Assets acquired as a result of the acquisition of other banks and also an intangible asset related to the purchased naming rights for a performing arts center located within the Company’s primary business area. The Company performs an impairment test on an annual basis for goodwill.  No impairment has been recorded to date.  Other intangible assets are amortized based upon the estimated economic benefits received.

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

The Grant County Bank is a member of the West Virginia Bankers' Association Retirement Plan.  Benefits under the plan are based on compensation and years of service with 100% vesting after seven years of service.  The Bank has recognized a liability of $1,856,000 at June 30, 2011 for the unfunded portion of the plan. The following table provides the components of the net periodic benefit cost for the plan for the six month periods ended June 30, 2011 and 2010 (in thousands of dollars):

	2011	2010
Service cost	$102	$94
Interest cost	163	152
Expected return on plan assets	(177)	(169)
Recognized net actuarial loss	77	49
Net periodic expense	$165	$126

NOTE TEN:	FAIR VALUE MEASUREMENTS

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

Index

Impaired Loans
The fair value measurement guidance applies to loans measured for impairment using the practical expedients permitted by authoritative accounting guidance, including impaired loans measured at an observable market price (if available), or at the fair value of the loan’s collateral (if the loan is collateral dependent). Fair value of the loan’s collateral, when the loan is dependent on collateral, is determined by appraisals or independent valuation which is then adjusted for the cost related to liquidation of the collateral. At June 30, 2011, the Company had impaired loans of $24,853,000 of which $3,934,000 required an allowance of $1,195,000.  (see Note Two).

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

The Company, at June 30, 2011 and December 31, 2010 had no liabilities subject to fair value reporting requirements. The table below summarizes assets at June 30, 2011 and December 31, 2010 measured at fair value on a recurring basis (in thousands of dollars):
June 30, 2011	Level 1	Level 2	Level 3	Total Fair Value Measurements
U.S. Treasuries and Agencies	$0	$17,528	$0	$17,528
Mortgage backed securities	0	4,415	0	4,415
Collateralized mortgage obligations	0	3,908	0	3,908
States and municipalities	0	1,670	0	1,670
Certificates of deposit	0	6,939	0	6,939
Marketable equities	0	0	0	0
Total Available For Sale Securities	$0	$34,460	$0	$34,460

December 31, 2010	Level 1	Level 2	Level 3	Total Fair Value Measurements
U.S. Treasuries and Agencies	$0	$9,258	$0	$9,258
Mortgage backed securities	0	5,651	0	5,651
Collateralized mortgage obligations	0	1,764	0	1,764
States and municipalities	0	2,157	0	2,157
Certificates of deposit	0	6,465	0	6,465
Marketable equities	0	29	0	29
Total Available For Sale Securities	$0	$25,324	$0	$25,324

Index

The table below summarizes assets at June 30, 2011, measured at fair value on a non recurring basis (in thousands of dollars):

	Level 1	Level 2	Level 3	Total Fair Value Measurements	Six Months Ended June 30, 2011 Total gains/(losses)

Other real estate owned	$0	$2,733	$2,344	$5,077	$(165)
Impaired Loans	0	2,483	256	2,739	0
Total	$0	$5,216	$2,600	$7,816	$(165)

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

Life Insurance
The carrying amount of life insurance contracts is assumed to be a reasonable fair value. Life insurance contracts are carried on the balance sheet at their redemption value as of June 30, 2011.  This redemption value is based on existing market conditions and therefore represents the fair value of the contract.

Off-Balance-Sheet Items
The carrying amount and estimated fair value of off-balance-sheet items were not material at June 30, 2011 or December 31, 2010.

The carrying amount and estimated fair values of financial instruments as of June 30, 2011 and December 31, 2010 are shown in the table below (in thousands of dollars):

	June 30, 2011		December 31, 2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets:
Cash and due from banks	$6,881	$6,881	$8,282	$8,282
Interest bearing deposits	3,311	3,311	3,532	3,532
Federal funds sold	13,232	13,232	5,836	5,836
Securities available for sale	34,460	34,460	25,324	25,324
Restricted investments	1,906	1,906	2,087	2,087
Loans, net	315,877	316,594	323,929	324,780
Interest receivable	1,712	1,712	1,791	1,791
Life insurance contracts	7,163	7,163	7,031	7,031

Financial Liabilities:
Demand and savings deposits	140,015	140,015	132,085	132,085
Time deposits	207,314	210,793	210,727	211,590
Long term debt instruments	11,980	12,391	9,393	10,142
Interest payable	448	448	488	488

NOTE ELEVEN:	SUBSEQUENT EVENTS

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

Forward Looking Statements

Certain statements in this report may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements are statements that include projections, predictions, expectations or beliefs about future events or results or otherwise are not statements of historical fact.  Such statements are often characterized by the use of qualified words (and their derivatives) such as “expect,” “believe,” “estimate,” “plan,” “project,” “anticipate” or other similar words.  Although the Company believes that its expectations with respect to certain forward-looking statements are based upon reasonable assumptions within the bounds of its existing knowledge of its business and operations, there can be no assurance that actual results, performance or achievements of the Company will not differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements.  Actual future results and trends may differ materially from historical results or those anticipated depending on a variety of factors, including, but not limited to, the effects of and changes in:  general economic conditions, the interest rate environment, legislative and regulatory requirements, competitive pressures, new products and delivery systems, inflation, changes in the stock and bond markets, technology, downturns in the trucking, mining, and timber industries, downturns in the housing market affecting manufacturers of household cabinetry and thus, employment, effects of mergers and/or downsizing in the poultry industry in Hardy County, continued challenges in the current economic environment affecting our financial condition and results of operations, continued deterioration in the financial condition of the U.S. banking system impacting the valuations of investments the Company has made in the securities of other financial institutions, and consumer spending and savings habits, particularly in the current economic environment.  Additionally, actual future results and trends may differ from historical or anticipated results to the extent: (1) any significant downturn in certain industries, particularly the trucking and timber industries are experienced; (2) loan demand decreases from prior periods; (3) the Company may make additional loan loss provisions due to negative credit quality trends in the future that may lead to a deterioration of asset quality; (4) the Company may not continue to experience significant recoveries of previously charged-off loans or loans resulting in foreclosure; (5) the Company is unable to control costs and expenses as anticipated, (6) legislative and regulatory changes could increase expenses (including changes as a result of rules and regulations adopted under the Dodd-Frank Wall Street Reform and Consumer Protection Act); (7) the effects of the recent down grade of U.S. Government Securities by one of the credit rating agencies could have a material adverse effect on the company’s operations, earnings and financial condition; and (8) any additional assessments imposed by the FDIC. Additionally, consideration should be given to the cautionary language contained elsewhere in this Form 10-Q.  The Company does not update any forward-looking statements that may be made from time to time by or on behalf of the Company.

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

Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.” ASU 2010-06 amends Subtopic 820-10 to clarify existing disclosures, require new disclosures, and includes conforming amendments to guidance on employers’ disclosures about postretirement benefit plan assets. ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years.  The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

In July 2010, the FASB issued ASU 2010-20, “Receivables (Topic 310) – Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.”  The new disclosure guidance significantly expands the existing requirements and will lead to greater transparency into a company’s exposure to credit losses from lending arrangements.  The extensive new disclosures of information as of the end of a reporting period became effective for both interim and annual reporting periods ending on or after December 15, 2010.  Specific disclosures regarding activity that occurred before the issuance of the ASU, such as the allowance roll forward and modification disclosures, will be required for periods beginning on or after December 15, 2010.  The Company has included the required disclosures in its consolidated financial statements.

In December 2010, the FASB issued ASU 2010-28, “Intangible – Goodwill and Other (Topic 350) – When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts.”  The amendments in this ASU modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists.  The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted.  The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

In December 2010, the FASB issued ASU 2010-29, “Business Combinations (Topic 805) – Disclosure of Supplementary Pro Forma Information for Business Combinations.”  The guidance requires pro forma disclosure for business combinations that occurred in the current reporting period as though the acquisition date for all business combinations that occurred during the year had been as of the beginning of the annual reporting period.  If comparative financial statements are presented, the pro forma information should be reported as though the acquisition date for all business combinations that occurred during the current year had been as of the beginning of the comparable prior annual reporting period.  ASU 2010-29 is effective for business combinations for which the acquisition date is on or after the beginning of the first

Index

annual reporting period beginning on or after December 15, 2010.  Early adoption is permitted.  The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

The Securities Exchange Commission (SEC) issued Final Rule No. 33-9002, “Interactive Data to Improve Financial Reporting.”  The rule requires companies to submit financial statements in extensible business reporting language (XBRL) format with their SEC filings on a phased-in schedule.  Large accelerated filers and foreign large accelerated filers using U.S. GAAP were required to provide interactive data reports starting with their first quarterly report for fiscal periods ending on or after June 15, 2010.  All remaining filers are required to provide interactive data reports starting with their first quarterly report for fiscal periods ending on or after June 15, 2011.

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

In April 2011, the FASB issued ASU 2011-02, “Receivables (Topic 310) – A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.”  The amendments in this ASU clarify the guidance on a creditor’s evaluation of whether it has granted a concession to a debtor.  They also clarify the guidance on a creditor’s evaluation of whether a debtor is experiencing financial difficulty.  The amendments in this ASU are effective for the first interim or annual period beginning on or after June 15, 2011.  Early adoption is permitted.  Retrospective application to the beginning of the annual period of adoption for modifications occurring on or after the beginning of the annual adoption period is required.  As a result of applying these amendments, an entity may identify receivables that are newly considered to be impaired.  For purposes of measuring impairment of those receivables, an entity should apply the amendments prospectively for the first interim or annual period beginning on or after June 15, 2011. The Company will adopt ASU 2011-02 and include the required disclosures in its September 30, 2011 consolidated financial statements.

In April 2011, the FASB issued ASU 2011-03, “Transfers and Servicing (Topic 860) – Reconsideration of Effective Control for Repurchase Agreements.”  The amendments in this ASU remove from the assessment of effective control (1) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee and (2) the collateral maintenance implementation guidance related to that criterion.  The amendments in this ASU are effective for the first interim or annual period beginning on or after December 15, 2011. The guidance should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date.  Early adoption is not permitted. The Company is currently assessing the impact that ASU 2011-03 will have on its consolidated financial statements.

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820) – Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.”  This ASU is the result of joint efforts by the FASB and IASB to develop a single, converged fair value framework on how (not when) to measure fair value and what disclosures to provide about fair value measurements.  The ASU is largely consistent with existing fair value measurement principles in U.S. GAAP (Topic 820), with many of the amendments made to eliminate unnecessary wording differences between U.S. GAAP and IFRSs.  The amendments are effective for interim and annual periods beginning after December 15, 2011 with prospective application.  Early application is not permitted.  The Company is currently assessing the impact that ASU 2011-04 will have on its consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220) – Presentation of Comprehensive Income.”  The objective of this ASU is to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income by eliminating the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity.  The amendments require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  The single statement of comprehensive income should include the components of net income, a total for net income, the components of other comprehensive income, a total for other comprehensive income, and a total for comprehensive income.  In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present all the components of other comprehensive income, a total for other comprehensive income, and a total for comprehensive income.  The amendments do not change the items that must be reported in other comprehensive income, the option for an entity to present components of other comprehensive income either net of related tax effects or before related tax effects, or the calculation or reporting of earnings per share.  The amendments in this ASU should be applied retrospectively. The amendments are effective for fiscal years and interim periods within those years beginning after December 15, 2011.  Early adoption is permitted because compliance with the amendments is already permitted. The amendments do not require transition disclosures.  The Company is currently assessing the impact that ASU 2011-05 will have on its consolidated financial statements.

Index

Overview of First Six Months Results

Net income for the first six months of 2011, as compared to the same period in 2010, decreased 6.4%.  This decrease was primarily the result of the loss associated with one commercial mortgage relationship during 2011.

Total assets increased 1.7% from December 31, 2010 to June 30, 2011 with gross loan balances decreasing 2.5% during the same period. Average balances of earning assets and interest bearing liabilities, for the first six months of 2011, decreased 1.8% and 3.5%, respectively, compared to the same period in 2010.  Interest income on earning assets decreased 7.4%, on a fully tax equivalent basis, which was more than offset by the decrease in interest expense on interest bearing liabilities of 26.1% on a fully taxable equivalent basis.

The Company’s allowance for loan losses remained relatively flat at 1.62% of total gross loans during the first six months of 2011 as compared to 1.64% at December 31, 2010.

Non-interest income decreased $221,000 in the first six months of 2011 as compared to the same period in 2010 driven primarily by valuation adjustments to other real estate owned based on updated market appraisals.

Non-interest expense decreased $219,000 in the first six months of 2011 as compared to the same period in 2010 primarily due to reductions in employee related costs and legal expenses.

Performance Measures

The following table compares selected commonly used measures of bank performance for the six month periods ended June 30, 2011 and 2010:

	Six months ended June 30,
	2011	2010
Annualized return on average assets	0.18%	0.19%
Annualized return on average equity	1.79%	1.95%
Net interest margin (1)	4.44%	4.35%
Efficiency Ratio (2)	68.09%	69.10%
Earnings per share (3)	$0.27	$0.29

(1)	On a fully taxable equivalent basis and including loan origination fees.
(2)	Non-interest expenses for the period indicated divided by the sum of net interest income and non-interest income for the period indicated.
(3)	Per weighted average shares of common stock outstanding for the period indicated.

Securities Portfolio

The Company's securities portfolio serves several purposes.  Portions of the portfolio are used to secure certain public and trust deposits.  The remaining portfolio is held as investments or used to assist the Company in liquidity and asset liability management.  Total securities, including restricted securities, represented 8.9% of total assets and 87.9% of total shareholders’ equity at June 30, 2011.

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

Index

The Company identifies at the time of acquisition those securities that are available for sale. These securities are valued at their market value with any difference in market value and amortized cost shown as an adjustment in stockholders' equity.  Changes in market values of securities which are considered temporary changes due to changes in the market rate of interest are reflected as changes in other comprehensive income, net of the deferred tax effect.  Any changes in market values of securities deemed by management to be attributable to reasons other than changes in market rates of interest would be recorded through results of operations.   As of June 30, 2011, management determined that all securities with fair values less than the amortized cost, are related to increases in the current interest rates for similar issues of securities, and that no other than temporary impairment for any securities in the portfolio exists because of downgrades of the securities or as a result of a change in the financial condition of any of the issuers. A summary of the length of time of unrealized losses for all securities held at June 30, 2011 can be found in Note Five to the financial statements. Management reviews all securities with unrealized losses, and all securities in the portfolio on a regular basis to determine whether the potential for other than temporary impairment exists.

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

Credit Quality and Allowance for Loan Losses

Non-performing loans increased 13.0% from December 31, 2010 to June 30, 2011 due to a $1.45 million increase in non-accrual loans partially offset by a $428,000 decrease in loans 90 days or more past due.  Non-accrual loans have increased as a result of the deterioration of loan performance due to the current economic conditions.  As a result of the decline of property values, management has chosen to be more conservative in its evaluation of potential non-performing loans.  Non-performing loans represented as a percentage of total loans increased to 2.76% during the first six months of 2011, as compared to 2.38% of total loans at December 31, 2010, due to the increase in non-accrual loans mentioned above.  The allowance for loan losses as a percentage of total loans remained relatively flat from the December 31, 2010 level of 1.64% to 1.62%.  As noted in Note Two to the unaudited consolidated financial statements, the carrying value of impaired loans decreased from $24.5 million at December 31, 2010 to $23.7 million at June 30, 2011.

Restructured loans performing in accordance with modified terms consist of two commercial mortgages and two consumer mortgages.  Restructured loans not performing in accordance with modified terms consist of seven commercial mortgages and one consumer mortgage.  Based on Management’s analysis, $221,000 is included in the allowance related to three restructured loans.  The remaining nine restructured loans are well secured and no losses are anticipated; therefore, no additional allowance was provided.

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

Index

The following table illustrates certain ratios related to quality of the Company’s loan portfolio:

	June 30, 2011	December 31, 2010
Allowance for loan losses as a percentage of gross loans	1.62%	1.64%
Non-performing loans as a percentage of gross loans	2.76%	2.38%
Ratio of allowance for loan losses to non-performing loans	0.59	0.69

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

The following table summarizes the Company’s non-performing loans at June 30, 2011 and December 31, 2010 (in thousands of dollars):

	June 30, 2011	December 31, 2010
Loans on non-accrual status
Commercial Mortgage	$5,692	$2,215
Commercial Other	27	139
Consumer Mortgage	2,633	4,240
Consumer Other	74	385
Total non-accrual loans	$8,426	$6,979

Loans delinquent 90 days or more
Commercial Mortgage	$203	$301
Commercial Other	51	46
Consumer Mortgage	173	397
Consumer Other	11	122
Total delinquent loans	$438	$866

Total non-performing loans	$8,864	$7,845

Restructured loans are loans on which the original interest rate or repayment terms have been changed due to financial hardship of the borrower.  Restructured loans that are performing in accordance with modified terms are $1,135,000 and $6,740,000 at June 30, 2011 and December 31, 2010, respectively.  The decrease was primarily driven by the removal of one commercial mortgage loan which no longer meets the criteria of restructured loans and one commercial mortgage partial charge-off.

Index

The following table summarizes the Company’s net charge-offs by loan type for the six month periods ended June 30, 2011 and 2010 (in thousands of dollars):

	2011	2010
Charge-offs
Commercial Mortgage	$(2,056)	$(455)
Commercial Other	(131)	(275)
Consumer Mortgage	(406)	(112)
Consumer Other	(265)	(342)
Total Charge-offs	$(2,858)	$(1,184)

Recoveries
Commercial Mortgage	$113	$0
Commercial Other	27	57
Consumer Mortgage	10	27
Consumer Other	147	190
Total Recoveries	$297	$274

Total Net Charge-offs	$(2,561)	$(910)

Charge-offs increased 141% the first six months of 2011 compared to the same period during 2010.  This increase was driven by a charge-off sustained as a result of one commercial mortgage relationship.

Management believes that the allowance is to be taken as a whole, and the allocation between loan types is an estimation of potential losses within each type given information known at the time.  The following table shows the allocation for loans in the loan portfolio and the corresponding amounts of the allowance allocated by loan type as of June 30, 2011 and December 31, 2010 (in thousands of dollars):

	June 30, 2011		December 31, 2010
	Amount	Percent of Loans	Amount	Percent of Loans
Loan Type
Commercial Mortgage	$2,207	45%	$1,345	43%
Commercial Other	280	4%	887	5%
Consumer Mortgage	1,813	43%	1,662	43%
Consumer Other	508	8%	968	9%
Unallocated	385		545
Totals	$5,193	100%	$5,407	100%

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

Index

Net Interest Income

The Company’s net interest income, on a fully taxable equivalent basis, was relatively the same for the first six months of 2011 as compared to the same period in 2010, as a result of the changes in average rates earned on assets and paid on interest bearing liabilities and the changes in the relative mix of earning assets and interest bearing liabilities.

For the six month period ended June 30, 2011, the Company’s average earning assets decreased 1.8% compared to the same period in 2010 while average interest bearing liabilities, comparing the same periods decreased 3.5%.  The average balances of time deposits and long-term debt, both comparatively more expensive interest bearing liabilities, decreased 6.1%. These changes in the relative mix of earning assets and interest bearing liabilities and the change in the average yields offset, resulting in the slight increase of the Company’s net interest income.

The Company believes that its deposits will be sufficient to fund the current and expected loan demand.  Should the loan demand increase beyond the Company’s current expectations, the Company may be required to fund these loans with borrowings which could result in a reduction of net interest margin.  However, management believes total net interest income would not be adversely affected.

Also, balances of non-performing loans and other real estate acquired through foreclosure have increased from December 31, 2010 to June 30, 2011. Increases in balances of non-accrual loans and other real estate acquired through foreclosure often have adverse effects on net interest income. Should balances of non-accrual loans and other real estate acquired through foreclosure continue to increase, net interest margin may decrease accordingly.

The table below illustrates the effects on net interest income, on a fully taxable equivalent basis, for the first six months of 2011 compared to the same period in 2010, of changes in average volumes of interest bearing liabilities and earning assets from 2010 to 2011 and changes in average rates on interest bearing liabilities and earning assets from 2010 to 2011 (in thousands of dollars):

EFFECT OF RATE-VOLUME CHANGES ON NET INTEREST INCOME
Increase (Decrease) Six Months Ended June 30, 2011 compared to Six Months Ended June 30, 2010

	Due to change in:
	Average Volume	Average Rate	Total Change
Interest Income
Loans	$(237)	$(522)	$(759)
Taxable investment securities	28	(61)	(33)
Nontaxable investment securities	(32)	(20)	(52)
Interest bearing deposits	0	(4)	(4)
Federal funds sold	(1)	(2)	(3)
Total Interest Income	(242)	(609)	(851)

Interest Expense
Demand deposits	1	0	1
Savings deposits	3	(27)	(24)
Time deposits	(139)	(687)	(826)
Borrowings	(20)	(2)	(22)
Total Interest Expense	(155)	(716)	(871)

Net Interest Income	$(87)	$107	$20

Index

The table below sets forth an analysis of net interest income for the six month periods ended June 30, 2011 and 2010 (Average balances and interest/expense shown in thousands of dollars):

	2011			2010
	Average Balance	Income/ Expense	Rate	Average Balance	Income/ Expense	Rate
Earning Assets
Loans	$326,262	$10,353	6.35%	$333,736	$11,112	6.66%
Taxable investment securities	27,808	279	2.01%	24,984	312	2.50%
Non-taxable investment securities	1,911	35	3.66%	3,650	87	4.77%
Interest bearing deposits	3,828	0	0.00%	2,883	3	0.21%
Federal funds sold	10,037	7	0.14%	11,359	10	0.18%
Total Earning Assets	$369,846	$10,674	5.77%	$376,612	$11,524	6.12%

Allowance for loan losses	(5,644)			(4,207)
Other non-earning assets	43,569			38,239
Total Assets	$407,771			$410,644

Interest Bearing Liabilities
Demand deposits	$24,001	$15	0.12%	$23,157	$14	0.12%
Savings deposits	55,492	70	0.25%	52,790	94	0.36%
Time deposits	210,173	2,163	2.06%	223,668	2,988	2.67%
Long-term debt	9,853	217	4.40%	10,752	239	4.45%
Total Interest Bearing Liabilities	$299,519	$2,465	1.65%	$310,367	$3,335	2.15%

Demand deposits	56,725			53,129
Other liabilities	10,666			9,160
Stockholders’ equity	40,861			37,988
Total liabilities and stockholders’ equity	$407,771			$410,644

Net Interest Income		$8,209			$8,189
Net Yield on Earning Assets			4.44%			4.35%

Notes:

Yields are computed on a taxable equivalent basis using a 30% tax rate

Average balances are based upon daily balances

Includes loans in non-accrual status

Income on loans includes fees

Index

The table below sets forth an analysis of net interest income for the three month periods ended June 30, 2011 and 2010 (Average balances and interest/expense shown in thousands of dollars):

	2011			2010
	Average Balance	Income/ Expense	Rate	Average Balance	Income/ Expense	Rate
Earning Assets
Loans	$324,905	$5,198	6.40%	$333,246	$5,629	6.76%
Taxable investment securities	30,721	153	1.99%	26,271	158	2.41%
Non-taxable investment securities	1,676	15	3.58%	3,431	41	4.78%
Interest bearing deposits	3,356	0	0.00%	3,614	1	0.11%
Federal funds sold	11,269	4	0.14%	11,205	5	0.18%
Total Earning Assets	$371,927	$5,370	5.79%	$377,767	$5,834	6.18%

Allowance for loan losses	(5,712)			(4,458)
Other non-earning assets	40,300			37,926
Total Assets	$406,515			$411,235

Interest Bearing Liabilities
Demand deposits	$24,930	$8	0.12%	$23,313	$7	0.12%
Savings deposits	56,717	36	0.25%	53,901	49	0.36%
Time deposits	209,369	1,044	1.99%	223,107	1,434	2.57%
Long-term debt	10,364	109	4.20%	10,692	124	4.64%
Total Interest Bearing Liabilities	$301,380	$1,197	1.59%	$311,013	$1,614	2.08%

Demand deposits	56,580			53,766
Other liabilities	7,025			8,548
Stockholders’ equity	41,530			37,908
Total liabilities and stockholders’ equity	$406,515			$411,235

Net Interest Income		$4,173			$4,220
Net Yield on Earning Assets			4.49%			4.47%

Notes:

Yields are computed on a taxable equivalent basis using a 30% tax rate

Average balances are based upon daily balances

Includes loans in non-accrual status

Income on loans includes fees

Index

Non-interest Income

Non-interest income decreased $221,000 in the first six months of 2011 as compared to the same period in 2010 driven primarily by valuation adjustments to other real estate owned based on updated market appraisals.

Net gain on the sale of foreclosed property and losses associated with valuation adjustments for foreclosed property decreased non-interest income by $130,000.  Foreclosed property is periodically appraised.  New appraised value, reduced for an estimated cost to sell the property, below the carrying value will results in a valuation adjustment.

Service charges on deposit accounts decreased 5.2%. The largest portion of these charges is non-sufficient funds fees on non-interest bearing transaction accounts.

Life insurance investment income was the same during the first six months of 2011 compared to the same period in 2010.

The quarter-to-quarter comparisons are primarily due to the same items as described above.

Non-interest Expense

Non-interest expense decreased $219,000 or 3.4% for the first six months of 2011 as compared to the same period in 2010 primarily due to reductions in employee related costs and legal expenses.

The quarter-to-quarter comparisons are primarily due to the same items as described above.

Changes in salary and benefits expense

The following table compares the components of salary and benefits expense for the six month periods ended June 30, 2011 and 2010 (in thousands of dollars):

Salary and Benefits Expense
	2011	2010	Increase (Decrease)

Employee salaries	$2,227	$2,223	$4
Employee benefit insurance	629	526	103
Payroll taxes	164	199	(35)
Deferred loan origination costs	(120)	0	(120)
Non-recurring post retirement adjustment	(70)	0	(70)
Post retirement plans	459	497	(38)
Total	$3,289	$3,445	$(156)

The decrease of 4.5% in employee related cost for the first six months of 2011 compared to the same period during 2010 is mainly the result of the implementation of the Financial Accounting Standard ASC 310-20 Nonrefundable Fees and Other Costs.  The Company began deferral of costs associated with loan origination at the beginning of 2011 and is amortizing the cost over the life of the loan.

Quarter-to-quarter comparisons are similar to the change described above for the first six months of 2011 compared to the first six months of 2010.

Index

Changes in data processing expense

Data processing expense increased $48,000 or 8.8% for the first six months of 2011 compared to the same period in 2010.  The increase was driven by a credit received from the Company’s core system vendor during the first six months of 2010 for an error in billing during the system conversion in the fall of 2009.

Quarter-to-quarter comparisons are similar to the change described above for the first six months of 2011 compared to the first six months of 2010.

Changes in occupancy and equipment expense

The following table illustrates the components of occupancy and equipment expense for the six month periods ended June 30, 2011 and 2010 (in thousands of dollars):

	2011	2010	Increase (Decrease)
Depreciation of buildings and equipment	$394	$372	$22
Maintenance expense on buildings and equipment	170	197	(27)
Utilities expense	78	69	9
Real estate and personal property tax	53	44	9
Other expense related to occupancy and equipment	52	46	6
Total occupancy and equipment expense	$747	$728	$19

The increases in occupancy and equipment expenses during the first six months of 2011 are related to a new subsidiary bank branch opened during the third quarter of 2010.

Quarter-to-quarter comparisons are similar to the changes described above for the first six months of 2011 compared to the first six months of 2010.

Changes in miscellaneous non-interest expense

Office supplies and postage and freight expenses decreased 18.1% or $38,000 during the first six months of 2011 compared to the same period in 2010, largely driven by the reduction of courier services between branches.

FDIC premium expense increased 4.9% or $16,000 during the first six months of 2011 compared to the same period in 2010 driven by rate changes.

Loan and foreclosed asset expenses increased 28.2% or $31,000 during the first six months of 2011 compared to the same period in 2010 due to the increased number of foreclosed properties.

Other non-interest expense decreased $40,000 or 7.7% during the first six months of 2011 compared to the same period in 2010.

The table below illustrates components of other non-interest expense for the six month periods ended June 30, 2011 and 2010 (in thousands of dollars). Significant individual components of other non-interest expense are itemized.

	2011	2010	Increase (Decrease)
ATM expense	(54)	(30)	(24)
Amortization of intangible assets	93	97	(4)
Advertising and marketing expense	73	75	(2)
Miscellaneous components of other non interest expense	366	376	(10)
Total	$478	$518	$(40)

Index

Borrowed Funds

The Company borrows funds from the Federal Home Loan Bank (“FHLB”) to reduce market rate risks or to provide operating liquidity.  Management typically will initiate these borrowings in response to a specific need for managing market risks or for a specific liquidity need and will attempt to match features of these borrowings to best suit the specific need. Therefore, the borrowings on the Company’s balance sheet as of June 30, 2011 and throughout the periods ended June 30, 2011 and December 31, 2010 have varying features of amortization or single payment with periodic, regular interest payments and also have interest rates which vary based on the terms and on the features of the specific borrowing.

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

The parent Company’s operating funds, funds with which to pay shareholder dividends and funds for the exploration of new business ventures have been supplied primarily through dividends paid by the Company’s subsidiary banks Capon Valley Bank (CVB) and The Grant County Bank (GCB).  The various regulatory authorities impose restrictions on dividends paid by a state bank.  A state bank cannot pay dividends without the consent of the relevant banking authorities in excess of the total net profits of the current year and the combined retained profits of the previous two years.  As of June 30, 2011, the subsidiary banks could pay dividends to Highlands Bankshares, Inc. of approximately $1,842,000 without permission of the regulatory authorities.

Index

Capital

The Company seeks to maintain a strong capital base to expand facilities, promote public confidence, support current operations and grow at a manageable level.  As of June 30, 2011, the Company was above the regulatory minimum levels of capital. The table below summarizes the capital ratios for the Company and its subsidiary banks as of June 30, 2011 and December 31, 2010:

	June 30, 2011		December 31, 2010
	Actual Ratio	Regulatory Minimum	Actual Ratio	Regulatory Minimum
Total Risk Based Capital Ratio
Highlands Bankshares	14.61%	8.00%	14.49%	8.00%
Capon Valley Bank	12.87%	8.00%	12.50%	8.00%
The Grant County Bank	14.67%	8.00%	14.58%	8.00%

Tier 1 Leverage Ratio
Highlands Bankshares	9.89%	4.00%	9.91%	4.00%
Capon Valley Bank	8.29%	4.00%	8.33%	4.00%
The Grant County Bank	10.26%	4.00%	10.26%	4.00%

Tier 1 Risk Based Capital Ratio
Highlands Bankshares	13.36%	4.00%	13.24%	4.00%
Capon Valley Bank	11.61%	4.00%	11.24%	4.00%
The Grant County Bank	13.42%	4.00%	13.32%	4.00%

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

Index

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 4. Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2011. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective as of June 30, 2011. The Company has established procedures undertaken during the normal course of business in an effort to reasonably ensure that fraudulent activity of either an amount material to these results or in any amount is not occurring.

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

Item 1A.	Risk Factors

Not required for smaller reporting companies.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	(Removed and Reserved)

None

Item 5.	Other Information

None

Index

Item 6.	Exhibits

EXHIBIT INDEX
Exhibit Number	Description
3(i)	Articles of Incorporation of Highlands Bankshares, Inc., as restated, are hereby incorporated by reference to Exhibit 3(i) to Highlands Bankshares Inc.’s Form 10-Q filed November 13, 2007.
3(ii)	Amended Bylaws of Highlands Bankshares, Inc. are incorporated by reference to Exhibit 3(ii) to Highlands Bankshares Inc.’s Report on Form 8-K filed January 9, 2008.
31.1	Certification of Chief Executive Officer Pursuant to section 302 of the Sarbanes-Oxley Act of 2002 Chapter 63, Title 18 USC Section 1350 (A) and (B).
31.2	Certification of Chief Financial Officer Pursuant to section 302 of the Sarbanes-Oxley Act of 2002 Chapter 63, Title 18 USC Section 1350 (A) and (B).
32.1	Statement of Chief Executive Officer Pursuant to 18 U.S.C. §1350.
32.2	Statement of Chief Financial Officer Pursuant to 18 U.S.C. §1350.
101.INS	XBRL Instance Document (1)
101.SCH	XBRL Taxonomy Extension Schema Document (1)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase (1)
101.LAB	XBRL Taxonomy Extension Label Linkbase (1)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase (1)
101.DEF	XBRL Taxonomy Extension Definition Linkbase (1)

Index

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HIGHLANDS BANKSHARES, INC.

/s/ C.E. Porter
C.E. Porter
President & Chief Executive Officer

/s/ Jeffrey B. Reedy
Jeffrey B. Reedy
Chief Financial Officer
August 15, 2011