Form 10-Q/A
period 2011-06-30
HIGHLANDS BANKSHARES INC /WV/
filed 2011-08-19
CIK 756862

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q/A
(Amendment No. 1)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date. As of August 15, 2011:  1,336,873 shares of Common Stock, $5 Par Value[Missing Graphic Reference]

HIGHLANDS BANKSHARES, INC
Explanatory Note

The sole purpose of this amendment to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011, originally filed with the Securities and Exchange Commission on August 15, 2011, is to furnish Exhibit 101 to the Form 10-Q which contains the XBRL (eXtensible Business Reporting Language) Interactive Data File for the financial statements and notes included in Part 1, Item 1 of the Form 10-Q. As permitted by Rule 405(a)(2)(ii) of Regulation S-T, Exhibit 101 was required to be furnished by amendment within 30 days of the original filing date of the Form 10-Q.

No changes have been made to the Form 10-Q other than the furnishing of Exhibit 101 described above. This amendment does not reflect subsequent events occurring after the original filing date of the Form 10-Q or modify or update in any way disclosures made in the Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the Interactive Data File on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Act of 1934, as amended, and otherwise are not subject to liability under those sections.

Item 6. Exhibits.

EXHIBIT INDEX
Exhibit Number	Description
3(i)	Articles of Incorporation of Highlands Bankshares, Inc., as restated, are hereby incorporated by reference to Exhibit 3(i) to Highlands Bankshares Inc.’s Form 10-Q filed November 13, 2007.
3(ii)	Amended Bylaws of Highlands Bankshares, Inc. are incorporated by reference to Exhibit 3(ii) to Highlands Bankshares Inc.’s Report on Form 8-K filed January 9, 2008.
31.1	Certification of Chief Executive Officer Pursuant to section 302 of the Sarbanes-Oxley Act of 2002 Chapter 63, Title 18 USC Section 1350 (A) and (B).*
31.2	Certification of Chief Financial Officer Pursuant to section 302 of the Sarbanes-Oxley Act of 2002 Chapter 63, Title 18 USC Section 1350 (A) and (B).*
32.1	Statement of Chief Executive Officer Pursuant to 18 U.S.C. §1350.*
32.2	Statement of Chief Financial Officer Pursuant to 18 U.S.C. §1350.*
101.INS	XBRL Instance Document (1)
101.SCH	XBRL Taxonomy Extension Schema Document **
101.CAL	XBRL Taxonomy Extension Calculation Linkbase **
101.LAB	XBRL Taxonomy Extension Label Linkbase **
101.PRE	XBRL Taxonomy Extension Presentation Linkbase **
101.DEF	XBRL Taxonomy Extension Definition Linkbase **

*              Previously filed
**            Furnished, not filed, herewith

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HIGHLANDS BANKSHARES, INC.

/s/ C.E. Porter
C.E. Porter
President & Chief Executive Officer

/s/ Jeffrey B. Reedy
Jeffrey B. Reedy
Chief Financial Officer
August 19, 2011