Form 10-Q
period 2011-09-30
HIGHLANDS BANKSHARES INC /WV/
filed 2011-11-14
CIK 756862

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number:  0-16761

HIGHLANDS BANKSHARES, INC.
(Exact name of registrant as specified in its charter)

West Virginia	55-0650793
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

P.O. Box 929
3 North Main Street
Petersburg, WV 26847
(Address of Principal Executive Offices, Including Zip Code)

304-257-4111
(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this Chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	Accelerated Filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐  Yes    ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date. As of November 14, 2011:  1,336,873 shares of Common Stock, $5 Par Value

PART I.
Item 1.       Financial Statements

HIGHLANDS BANKSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands of Dollars, Except Per Share Data)

	Nine Months Ended September 30
	2011	2010
	(unaudited)	(unaudited)
Interest Income
Interest and fees on loans	$15,455	$16,611
Interest on federal funds sold	13	12
Interest on deposits in other banks	5	4
Interest and dividends on securities	475	560
Total Interest Income	15,948	17,187

Interest Expense
Interest on deposits	3,256	4,467
Interest on borrowed money	329	363
Total Interest Expense	3,585	4,830

Net Interest Income	12,363	12,357

Provision for Loan Losses	2,985	2,896

Net Interest Income After Provision for Loan Losses	9,378	9,461

Non-interest Income
Service charges	1,079	1,157
Life insurance investment income	198	198
Gains on securities transactions	15	34
Other non-interest income	261	297
Total Non-interest Income	1,553	1,686

Non-interest Expense
Salaries and employee benefits	4,773	5,187
Occupancy and equipment expense	1,112	1,085
Data processing expense	868	819
Directors fees	267	292
Legal and professional fees	341	455
Office supplies, postage and freight expense	258	304
FDIC premiums	504	495
Loan and foreclosed asset expense	225	264
(Gains) losses on sale of foreclosed property	(15)	28
Losses on impairment of other real estate	155	88
Other non-interest expense	716	733
Total Non-interest Expense	9,204	9,750

Income Before Provision For Income Taxes	1,727	1,397

Provision for Income Taxes	596	423

Net Income	$1,131	$974

Per Share Data
Net Income	$0.85	$0.73
Cash Dividends	$0.45	$0.79
Weighted Average Common Shares Outstanding	1,336,873	1,336,873
The accompanying notes are an integral part of these financial statements.

HIGHLANDS BANKSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands of Dollars, Except Per Share Data)

	Three Months Ended September 30
	2011	2010
	(unaudited)	(unaudited)
Interest Income
Interest and fees on loans	$5,102	$5,499
Interest on federal funds sold	6	2
Interest on deposits in other banks	5	1
Interest and dividends on securities	170	187
Total Interest Income	5,283	5,689

Interest Expense
Interest on deposits	1,008	1,371
Interest on borrowed money	112	124
Total Interest Expense	1,120	1,495

Net Interest Income	4,163	4,194

Provision for Loan Losses	638	591

Net Interest Income After Provision for Loan Losses	3,525	3,603

Non-interest Income
Service charges	363	402
Life insurance investment income	66	66
Gains on securities transactions	0	1
Other non-interest income	101	117
Total Non-interest Income	530	586

Non-interest Expense
Salaries and employee benefits	1,484	1,742
Occupancy and equipment expense	365	356
Data processing expense	275	274
Directors fees	92	105
Legal and professional fees	110	137
Office supplies, postage and freight expense	86	95
FDIC premiums	162	168
Loan and foreclosed asset expense	85	153
(Gains) on sale of foreclosed property	(32)	(11)
Losses on impairment of other real estate	6	88
Other non-interest expense	238	236
Total Non-interest Expense	2,871	3,343

Income Before Provision For Income Taxes	1,184	846

Provision for Income Taxes	419	262

Net Income	$765	$584

Per Share Data
Net Income	$0.57	$0.44
Cash Dividends	$0.00	$0.25
Weighted Average Common Shares Outstanding	1,336,873	1,336,873

The accompanying notes are an integral part of these financial statements.

HIGHLANDS BANKSHARES, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands of dollars)

	30-Sep-11	31-Dec-10
	(unaudited)	(audited)
ASSETS
Cash and due from banks	$6,223	$8,282
Interest bearing deposits in banks	2,772	3,532
Federal funds sold	15,610	5,836
Investment securities available for sale	36,476	25,324
Restricted investments, at cost	1,822	2,087
Loans	318,154	329,336
Allowance for loan losses	(5,631)	(5,407)
Bank premises and equipment, net of depreciation	9,490	9,901
Interest receivable	1,610	1,791
Investment in life insurance contracts	7,229	7,031
Foreclosed assets, net of valuation allowance	5,033	4,700
Goodwill	1,534	1,534
Other intangible assets, net of amortization	707	830
Other assets	4,545	5,123
Total Assets	$405,574	$399,900

LIABILITIES
Deposits
Non-interest bearing deposits	$58,936	$54,693
Interest bearing transaction and savings accounts	83,023	77,392
Time deposits over $100,000	75,430	75,003
All other time deposits	128,516	135,724
Total Deposits	345,905	342,812

Long term debt instruments	11,703	9,393
Accrued expenses and other liabilities	5,996	6,327
Total Liabilities	363,604	358,532

STOCKHOLDERS’ EQUITY
Common Stock, $5 par value, 3,000,000 shares authorized, 1,436,874 shares issued, 1,336,873 shares outstanding
	7,184	7,184
Surplus	1,662	1,662
Treasury stock (100,001 shares, at cost)	(3,372)	(3,372)
Retained earnings	37,694	37,165
Other accumulated comprehensive loss	(1,198)	(1,271)
Total Stockholders’ Equity	41,970	41,368

Total Liabilities and Stockholders’ Equity	$405,574	$399,900

The accompanying notes are an integral part of these financial statements

HIGHLANDS BANKSHARES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Nine Months Ended September 30, 2011 and 2010
(In Thousands of Dollars)

	Common Stock	Surplus	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total

Balances at December 31, 2009	$7,184	$1,662	$(3,372)	$36,963	$(1,015)	$41,422

Other Comprehensive Income:
Net Income				974		974
Change in other comprehensive income for unrealized gains or losses on investment securities available for sales					(13)	(13)
Total Comprehensive Income						961

Dividends Paid				(1,056)		(1,056)

Balances September 30, 2010	$7,184	$1,662	$(3,372)	$36,881	$(1,028)	$41,327

Balances at December 31, 2010	$7,184	$1,662	$(3,372)	$37,165	$(1,271)	$41,368

Other Comprehensive Income:
Net Income				1,131		1,131
Change in other comprehensive income for unrealized gains or losses on investment securities available for sales					73	73
Total Comprehensive Income						1,203

Dividends Paid				(602)		(602)

Balances September 30, 2011	$7,184	$1,662	$(3,372)	$37,694	$(1,198)	$41,970

The accompanying notes are an integral part of these financial statements

HIGHLANDS BANKSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands of Dollars)
	Nine Months Ended September 30
	2011	2010
	(unaudited)	(unaudited)
Cash Flows From Operating Activities
Net Income	$1,131	$974
Adjustments to reconcile net income to net
cash provided by operating activities
(Gains) on securities transactions	(15)	(34)
(Gains) losses on sale of foreclosed property	(15)	24
Depreciation	587	561
Income from life insurance contracts	(198)	(164)
Net amortization of securities premiums	181	111
Provision for loan losses	2,985	2,896
Write-down on foreclosed assets	155	107
Deferred income tax benefit	(18)	(319)
Amortization of intangibles	140	147
Decrease in interest receivable	181	104
Decrease in other assets	578	827
Increase (decrease) in accrued expenses	(369)	586
Net Cash Provided by Operating Activities	5,323	5,820

Cash Flows From Investing Activities
Proceeds from sale of foreclosed assets and fixed assets	776	335
Proceeds from maturity of securities available for sales	2,276	8,829
Proceeds from sale of securities available for sale	6,774	2,544
Purchase of securities available for sale	(20,256)	(13,009)
Net change in other investments	265	0
Net change in interest bearing deposits in other banks	760	156
Net change in federal funds sold	(9,774)	5,107
Net (increase) decrease in loans	7,172	(583)
Purchase of property and equipment	(176)	(1,259)
Net Cash Provided by (Used in) Investing Activities	(12,183)	2,120

Cash Flows From Financing Activities
Net change in time deposits	(6,781)	(10,194)
Net change in other deposit accounts	9,874	3,844
Additional long term borrowing	3,500	0
Repayment of long term borrowings	(1,190)	(352)
Dividends paid in cash	(602)	(1,056)
Net Cash Provided by (Used in) Financing Activities	4,801	(7,758)
Net (decrease) increase in Cash and Cash Equivalents	(2,059)	182
Cash and Cash Equivalents, Beginning of Period	8,282	7,062
Cash and Cash Equivalents, End of Period	$6,223	$7,244

Supplemental Disclosures
Cash paid for income taxes	$910	$438
Cash paid for interest	$3,668	$5,082
Noncash Investing and Financing Activities for other
real estate acquired in settlement of loans	$1,248	$1,951
The accompanying notes are an integral part of these financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE ONE:	ACCOUNTING PRINCIPLES

The consolidated financial statements conform to U. S. generally accepted accounting principles and to general industry practices.  In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting solely of normal recurring adjustments, necessary to present fairly the financial position as of September 30, 2011 and the results of operations for the three and nine month periods ended September 30, 2011 and 2010.

The results of operations for the nine month periods ended September 30, 2011 and 2010 are not necessarily indicative of the results to be expected for the full year.

The notes included herein should be read in conjunction with the notes to financial statements included in the Company’s 2010 annual report on Form 10-K.

Certain reclassifications have been made to prior period balances to conform to the current year’s presentation format.

NOTE TWO:	LOANS

A summary of loans outstanding as of September 30, 2011 and December 31, 2010 is shown in the table below (in thousands of dollars):
	September 30, 2011	December 31, 2010
Commercial Mortgage	$143,433	$142,896
Commercial Other	12,431	15,037
Consumer Mortgage	138,194	142,505
Consumer Other	24,096	28,898
	$318,154	$329,336

The following is a summary of information pertaining to impaired loans by portfolio segment at September 30, 2011 and December 31, 2010 (in thousands of dollars):

Impaired Loans
As of September 30, 2011

	Recorded Investment	Unpaid Principal Balance	Related llowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial Mortgage	$23,074	$23,074	$0	$27,715	$876
Commercial Other	206	206	0	221	11
Consumer Mortgage	619	619	0	626	29
Sub-total	$23,899	$23,899	$0	$28,562	$916
With an allowance recorded:
Commercial Mortgage	4,370	4,370	888	4,455	91
Commercial Other	155	155	90	176	11
Consumer Mortgage	1,034	1,034	327	1,037	32
Sub-total	$5,559	$5,559	$1,305	$5,668	$134
Total
Commercial Mortgage	27,444	27,444	888	32,170	967
Commercial Other	361	361	90	397	22
Consumer Mortgage	1,653	1,653	327	1,663	61
Total	$29,458	$29,458	$1,305	$34,230	$1,050

Impaired Loans
As of December 31, 2010
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized

With no related allowance recorded:
Commercial Mortgage	$18,455	$18,455	$0	$26,557	$137
Commercial Other	840	840	0	1,159	13
Consumer Mortgage	253	253	0	256	2
Sub-total	$19,548	$19,548	$0	$27,972	$152
With an allowance recorded:
Commercial Mortgage	5,692	5,692	904	6,871	272
Commercial Other	148	148	21	203	19
Sub-total	$5,840	$5,840	$925	$7,074	$291
Total
Commercial Mortgage	24,147	24,147	904	33,428	409
Commercial Other	988	988	21	1,362	32
Consumer Mortgage	253	253	0	256	2
Total	$25,388	$25,388	$925	$35,046	$443

The average recorded investment in impaired loans was $14,550,000 and $33,625,000 for the three months ended September 30, 2010 and 2011, respectively, and $14,128,000 for the nine months ended September 30, 2010.  The interest income recognized on impaired loans was $188,000 and $435,000 for the three months ended September 30, 2010 and 2011, respectively, and $601,000 for the nine months ended September 30, 2010.

No loans were identified as impaired with potential loss as of September 30, 2011 or December 31, 2010 for which an allowance was not provided. The table above includes troubled debt restructurings (TDR) of $14,817,000 and $5,607,000 as of September 30, 2011 and December 31, 2010, respectively.  Loans are identified as TDR if concessions are made related to the terms of the loan beyond regular lending practices in response to a borrower’s financial condition.  Restructured loans performing in accordance with modified terms consist of twenty-one commercial mortgages and twenty-two consumer mortgages.  Restructured loans not performing in accordance with modified terms consist of five commercial mortgages and seven consumer mortgages.  These loans were balloon renewals or restructurings of borrowers experiencing financial difficulties at either current market rates for borrowers not experiencing financial difficulties, were modified to reduce interest rates, or provide for interest-only payment periods.  These loans did not have any additional commitments to extend credit at September 30, 2011.

Balances of non-accrual loans at September 30, 2011 and December 31, 2010 are shown below (in thousands of dollars):

	September 30, 2011	December 31, 2010
Loans on non-accrual status
Commercial Mortgage	$5,752	$2,215
Commercial Other	0	139
Consumer Mortgage	2,776	4,240
Consumer Other	25	385
Total non-accrual loans	$8,553	$6,979

Certain loans identified as impaired are placed into non-accrual status, based upon the loan’s performance compared with contractual terms. Not all loans identified as impaired are placed into non-accrual status. The interest on loans identified as impaired and placed into non-accrual status that was not recognized as income throughout the year (foregone interest) was $452,000 for the nine month period ended September 30, 2011.

The following table presents the contractual aging of the recorded investment in past due loans by class as of September 30, 2011 and December 31, 2010 (in thousands of dollars):

Age Analysis of Past Due Financing Receivables
As of September 30, 2011
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing

Commercial - Mortgage	$1,281	$870	$4,754	$6,905	$136,528	$143,433	$73
Commercial -Other	187	61	71	319	12,112	12,431	71
Consumer - Mortgage	4,510	2,338	2,257	9,105	129,089	138,194	312
Consumer - Other	964	174	61	1,199	22,897	24,096	51
Total	$6,942	$3,443	$7,143	$17,528	$300,626	$318,154	$507

Age Analysis of Past Due Financing Receivables
As of December 31, 2010
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing

Commercial - Mortgage	$3,691	$663	$2,188	$6,542	$136,354	$142,896	$301
Commercial -Other	234	396	46	676	14,361	15,037	46
Consumer - Mortgage	5,391	2,952	4,089	12,432	130,073	142,505	397
Consumer - Other	917	580	171	1,668	27,230	28,898	122
Total	$10,233	$4,591	$6,494	$21,318	$308,018	$329,336	$866

Troubled Debt Restructurings:

Impaired loans also include loans the Banks may elect to formally restructure due to the weakening credit status of a borrower such that the restructuring may facilitate a repayment plan that minimizes the potential losses, if any, that the Banks may have to otherwise incur. These loans are classified as impaired loans and, if on nonaccrual status as of the date of the restructuring, the loans are included in the nonaccrual loan balances noted above. Not included in nonperforming loans are loans that have been restructured that were performing in accordance with modified terms as of September 30, 2011.

The following tables present the Company’s loans restructured during the three and nine months reporting periods ending September 30, 2011 considered troubled debt by loan type (in thousands of dollars except number of contracts):

	Troubled Debt Restructurings For the Nine Month Period Ended September 30, 2011
	Number of Contacts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Allowance associated with TDR's
Troubled Debt Restructurings
Commercial Mortgage	15	$9,604	$9,411	$427
Commercial Other	2	122	119	0
Consumer Mortgage	6	1,269	1,278	327
Consumer Other	1	30	29	0
Total	24	$11,025	$10,837	$754

	Troubled Debt Restructurings
	For the Three Month Period Ended September 30, 2011
	Number of Contacts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Allowance associated with TDR's
Troubled Debt Restructurings
Commercial Mortgage	8	$3,804	$3,623	$276
Commercial Other	1	122	119	0
Consumer Mortgage	3	409	415	65
Consumer Other	0	0	0	0
Total	12	$4,335	$4,157	$341

The following table presents the Company’s loans restructured during the prior twelve months which defaulted during the three and nine months reporting periods ended September 30, 2011:

	Defaulted Troubled Debt Restructurings
	For the Nine Month Period Ended September 30, 2011
	Number of Contacts	Recorded Investment	Allowance associated with Defaulted TDR's
Troubled debt restructurings:
Commercial Mortgage	0	$0	$0
Commercial Other	1	25	0
Consumer Mortgage	0	0	0
Consumer Other	0	0	0
Total	1	$25	$0

	Defaulted Troubled Debt Restructurings
	For the Three Month Period Ended September 30, 2011
	Number of Contacts	Recorded Investment	Allowance associated with Defaulted TDR's
Troubled debt restructurings:
Commercial Mortgage	0	$0	$0
Commercial Other	1	25	0
Consumer Mortgage	0	0	0
Consumer Other	0	0	0
Total	1	$25	$0

NOTE THREE:	ALLOWANCE FOR LOAN LOSSES

A summary of the transactions in the allowance for loan losses for the nine month periods ended September 30, 2011 and December 31, 2010 is shown below (in thousands of dollars):

Allowance for Credit Losses and Recorded Investment in Financing Receivables
For the Nine Month Period Ended September 30, 2011
	Commercial Mortgage	Commercial Other	Consumer Mortgage	Consumer Other	Unallocated	Total

Allowance for Credit Losses:
Beginning Balance 12/31/2010	$1,345	$887	$1,662	$968	$545	$5,407
Charge-offs	2,321	163	463	277	0	3,224
Recoveries	127	136	10	190	0	463
Provision	3,406	(327)	516	(371)	(239)	2,985
Ending Balance 9/30/2011	$2,557	$533	$1,725	$510	$306	$5,631
Ending Balance: individually evaluated for impairment	888	90	327	0	0	1,305
Ending Balance: collectively evaluated for impairment	1,669	443	1,398	510	306	4,326

Financing Receivables:
Ending Balance	143,433	12,431	138,194	24,096	0	318,154
Ending Balance: individually evaluated for impairment	27,444	361	1,653	0	0	29,458
Ending Balance: collectively evaluated for impairment	$115,989	$12,070	$136,541	$24,096	$0	$288,696

Allowance for Credit Losses and Recorded Investment in Financing Receivables
As of and For the Year Ended December 31, 2010
	Commercial Mortgage	Commercial Other	Consumer Mortgage	Consumer Other	Unallocated	Total

Allowance for Credit Losses:
Ending Balance 12/31/2010	$1,345	$887	$1,662	$968	$545	$5,407
Ending Balance: individually evaluated for impairment	904	21	0	0	0	925
Ending Balance: collectively evaluated for impairment	441	866	1,662	968	545	4,482

Financing Receivables:
Ending Balance	142,896	15,037	142,505	28,898	0	329,336
Ending Balance: individually evaluated for impairment	24,147	988	253	0	0	25,388
Ending Balance: collectively evaluated for impairment	$118,749	$14,049	$142,252	$28,898	$0	$303,948

The following table presents the company’s loans by internally assigned grades and by loan type (in thousands of dollars).

Credit Quality Indicators
As of September 30, 2011

Credit Risk Profile by Internally Assigned Grade

	Commercial	Commercial	Consumer	Consumer	Total
	Mortgage	Other	Mortgage	Other
Grade:
Excellent	$813	$1,507	$2,563	$2,796	$7,679
Very Good	12,025	635	28,222	4,160	45,042
Pass	77,194	8,608	90,042	15,388	191,232
Pass-Watch	14,982	391	2,244	93	17,710
Special Mention	10,066	843	5,542	1,153	17,604
Substandard	28,320	447	8,727	506	38,000
Doubtful	33	0	854	0	887
Loss	0	0	0	0	0
Total	$143,433	$12,431	$138,194	$24,096	$318,154

Credit Quality Indicators
As of December 31, 2010

Credit Risk Profile by Internally Assigned Grade

	Commercial	Commercial	Consumer	Consumer	Total
	Mortgage	Other	Mortgage	Other
Grade:
Excellent	$1,573	$968	$2,964	$2,793	$8,298
Very Good	16,509	1,648	28,611	5,765	52,533
Pass	88,366	8,610	91,889	18,104	206,969
Pass-Watch	3,160	619	1,228	120	5,127
Special Mention	7,262	1,876	6,050	1,526	16,714
Substandard	24,194	1,025	6,747	450	32,416
Doubtful	0	0	0	0	0
Loss	0	0	129	0	129
Total	$141,064	$14,746	$137,618	$28,758	$322,186

Loans classified as “special mention” have potential weaknesses that deserve management’s close attention.  Loans classified as “substandard” have been determined to be inadequately protected by the current collateral pledged, if any, or the cash flow and/or the net worth of the borrower.  “Doubtful” loans have all the weaknesses inherent in substandard loans, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable.  Loans classified as “loss” are loans with expected loss of the entire principal balance.  The loan may be carried in this classified status if circumstances indicate a remote possibility that the amount will be repaid, however, the principal balance is included in the impairment calculation and carried in the allowance for loan losses. Loans not categorized as special mention, substandard, or doubtful are classified as “pass”, “very good” or “excellent” loans and are considered to exhibit acceptable risk.  Additionally, the Company classifies certain loans as “pass-watch” loans.  This category includes satisfactory borrowing relationships that require close monitoring because of complexity, information deficiencies, or emerging signs of weakness.

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

The amortized cost and market value of securities as of September 30, 2011 and December 31, 2010 is shown in the table below (in thousands of dollars). All of the securities on the Company’s balance sheet are classified as available for sale.

	Available For Sale Securities
	As of September 30, 2011
		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value

U.S. Treasuries and Agencies	$19,284	$233	$0	$19,517

Mortgage backed securities	4,827	181	0	5,008

Collateralized mortgage obligations	3,644	10	49	3,605

States and municipalities	1,619	59	0	1,678

Certificates of deposit	6,645	27	4	6,668

Total Available For Sale Securities	$36,019	$510	$53	$36,476

	Available For Sale Securities As of December 31, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value

U.S. Treasuries and Agencies	$9,132	$133	$7	$9,258

Mortgage backed securities	5,505	153	7	5,651

Collateralized mortgage obligations	1,764	0	0	1,764

States and municipalities	2,123	34	0	2,157

Certificates of deposit	6,442	25	2	6,465

Marketable equities	15	14	0	29

Total Available For Sale Securities	$24,981	$359	$16	$25,324

Information pertaining to securities with gross unrealized losses at September 30, 2011 and December 31, 2010, aggregated by investment category and length of time that individual securities have been in a continuous loss position is shown in the table below (in thousands of dollars):

As of September 30, 2011	Total		Less than 12 Months		12 Months or Greater
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

Investment Category
U.S. Treasuries and Agencies	$0	$0	$0	$0	$0	$0
Mortgage backed securities	0	0	0	0	0	0
Collateralized mortgage obligations	2,233	(49)	2,233	(49)	0	0
Certificates of deposit	944	(4)	944	(4)	0	0
Total	$3,177	$(53)	$3,177	$(53)	$0	$0

As of December 31, 2010	Total		Less than 12 Months		12 Months or Greater
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

Investment Category
U.S. Treasuries and Agencies	$993	$(7)	$993	$(7)	$0	$0
Mortgage backed securities	2,283	(7)	2,283	(7)	0	0
Collateralized mortgage obligations	827	0	827	0	0	0
Certificates of deposit	494	(2)	494	(2)	0	0
Total	$4,597	$(16)	$4,597	$(16)	$0	$0

Securities are classified as available for sale.  Securities available for sale are carried at fair value, with unrealized holding gains and losses reported separately in shareholders’ equity, net of tax.  Interest income includes net amortization of purchase premiums and discounts.  Realized gains and losses on sales are determined using the amortized cost of the specific security sold.  Securities are written down to fair value when a decline in fair value is considered other-than-temporary.  In estimating other-than-temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Corporation to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

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

Earnings per share represent income available to common stockholders divided by the weighted average number of common shares outstanding during the period.  During 2011 and 2010, there were no changes to the outstanding shares of common stock. The Company does not offer a stock option program to its employees.

NOTE SEVEN:	DEBT INSTRUMENTS

The Company has borrowed money from the Federal Home Loan Bank of Pittsburgh (FHLB). This debt consists of both borrowings with terms of maturities of nine months or greater and also certain debts with maturities of thirty days or less.

The borrowings with long term maturities may have either single payment maturities or amortize. The interest rates on the various long term borrowings at September 30, 2011 range from 1.68% to 5.96%. The weighted average interest rate on the borrowings at September 30, 2011 was 3.76%.

In addition to utilization of the FHLB for borrowings of long term debt, the Company also can utilize the FHLB for overnight and other short term borrowings. At September 30, 2011 and December 31, 2010, the Company had no overnight or other short term borrowings.

NOTE EIGHT:	INTANGIBLE ASSETS

The Company’s balance sheet contains several components of intangible assets. At September 30, 2011, the total balance of intangible assets was comprised of Goodwill and Core Deposit Intangible Assets acquired as a result of the acquisition of other banks and also an intangible asset related to the purchased naming rights for a performing arts center located within the Company’s primary business area. The Company performs an impairment test on an annual basis for goodwill.  No impairment has been recorded to date.  Other intangible assets are amortized based upon the estimated economic benefits received.

NOTE NINE:	EMPLOYEE BENEFITS
The Company's two subsidiary banks each have separate retirement and profit sharing plans which cover substantially all full time employees at each bank.

Capon Valley Bank has a defined contribution pension plan with 401(k) features that is funded with discretionary contributions by the Bank.  The bank matches, on a limited basis, the contributions of the employees.  Investment of employee balances is done through the direction of each employee.  Employer contributions are vested over a nine year period.

The Grant County Bank is a member of the West Virginia Bankers' Association Retirement Plan.  Benefits under the plan are based on compensation and years of service with 100% vesting after seven years of service.  The Bank has recognized a liability of $1,856,000 at September 30, 2011 for the unfunded portion of the plan. The following table provides the components of the net periodic benefit cost for the plan for the three and nine month periods ended September 30, 2011 and 2010 (in thousands of dollars):
	Three Months ending		Nine Months ending
	September 30,		September 30,
	2011	2010	2011	2010
Service cost	$51	$47	$152	$141
Interest cost	81	76	244	227
Expected return on plan assets	(88)	(84)	(265)	(252)
Recognized net actuarial loss	38	24	116	73
Net periodic expense	$82	$63	$247	$189

NOTE TEN:	FAIR VALUE MEASUREMENTS

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

Impaired Loans
The fair value measurement guidance applies to loans measured for impairment using the practical expedients permitted by authoritative accounting guidance, including impaired loans measured at an observable market price (if available), or at the fair value of the loan’s collateral (if the loan is collateral dependent). Fair value of the loan’s collateral, when the loan is dependent on collateral, is determined by appraisals or independent valuation which is then adjusted for the estimated cost related to liquidation of the collateral. At September 30, 2011, the Company had impaired loans with an unpaid principal balance of $29,458,000 of which $5,559,000 required an allowance of $1,305,000.  (see Note Two).

Other Real Estate Owned
Certain assets such as other real estate owned (OREO) are measured at fair value. Real estate acquired through foreclosure is recorded at an estimated fair value less cost to sell. At or near the time of foreclosure, a real estate appraisal is obtained on the properties.  In the event that a sales agreement is in place at the time of valuation, the fair value of the collateral is determined to be the agreed-upon sale price, net of anticipated selling costs (Level 1).  In the absence of a sales agreement, the real estate is then valued at the lesser of the appraised value, net of anticipated selling costs, or the loan balance, including interest receivable, at the time of foreclosure less an estimate of costs to sell the property.  Appraised values are typically determined utilizing an income or market valuation approach based on an appraisal conducted by an independent, licensed appraiser (Level 2).  If the acquired property is a house or building in the process of construction or if an appraisal of the real estate property is over twelve months old, the fair value is considered Level 3.  The estimate of costs to sell the property is based on historical transactions of similar holdings.

The Company, at September 30, 2011 and December 31, 2010 had no liabilities subject to fair value reporting requirements. The table below summarizes assets at September 30, 2011 and December 31, 2010 measured at fair value on a recurring basis (in thousands of dollars):

September 30, 2011	Level 1	Level 2	Level 3	Total Fair Value Measurements
U.S. Treasuries and Agencies	$0	$19,517	$0	$19,517
Mortgage backed securities	0	5,008	0	5,008
Collateralized mortgage obligations	0	3,605	0	3,605
States and municipalities	0	1,678	0	1,678
Certificates of deposit	0	6,668	0	6,668
Marketable equities	0	0	0	0
Total Available For Sale Securities	$0	$36,476	$0	$36,476

December 31, 2010	Level 1	Level 2	Level 3	Total Fair Value Measurements
U.S. Treasuries and Agencies	$0	$9,258	$0	$9,258
Mortgage backed securities	0	5,651	0	5,651
Collateralized mortgage obligations	0	1,764	0	1,764
States and municipalities	0	2,157	0	2,157
Certificates of deposit	0	6,465	0	6,465
Marketable equities	0	29	0	29
Total Available For Sale Securities	$0	$25,324	$0	$25,324

The table below summarizes assets at September 30, 2011 and December 31, 2010, measured at fair value on a non recurring basis (in thousands of dollars):

	Level 1	Level 2	Level 3	Total Fair Value Measurements	Three Months Ended September 30, 2011Total gains/(losses)	Nine Months Ended September 30, 2011 Total gains/(losses)
Other real estate owned	$0	$1,999	$3,034	$5,033	$26	$(140)
Impaired Loans	0	3,931	323	4,254	0	0
Total	$0	$5,930	$3,357	$9,287	$26	$(140)

	Level 1	Level 2	Level 3	Total Fair Value Measurements	Twelve Months Ended December 31, 2010 Total gains/(losses)	Twelve Months Ended December 31, 2010 Total gains/(losses)
Other real estate owned	$0	$1,042	$3,658	$4,700	$(159)	$(159)
Impaired Loans	$0	$0	$4,915	$4,915	$0	$0
Total	$0	$1,042	$8,573	$9,615	$(159)	$(159)

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

Life Insurance
The carrying amount of life insurance contracts is assumed to be a reasonable fair value. Life insurance contracts are carried on the balance sheet at their redemption value as of September 30, 2011.  This redemption value is based on existing market conditions and therefore represents the fair value of the contract.

Off-Balance-Sheet Items
The carrying amount and estimated fair value of off-balance-sheet items were not material at September 30, 2011 or December 31, 2010.

The carrying amount and estimated fair values of financial instruments as of September 30, 2011 and December 31, 2010 are shown in the table below (in thousands of dollars):

	September 30, 2011		December 31, 2010
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Financial Assets:
Cash and due from banks	$6,223	$6,223	$8,282	$8,282
Interest bearing deposits	2,772	2,772	3,532	3,532
Federal funds sold	15,610	15,610	5,836	5,836
Securities available for sale	36,476	36,476	25,324	25,324
Restricted investments	1,822	1,822	2,087	2,087
Loans, net	312,523	313,634	323,929	324,780
Interest receivable	1,610	1,610	1,791	1,791
Life insurance contracts	7,229	7,229	7,031	7,031

Financial Liabilities:
Demand and savings deposits	141,959	141,959	132,085	132,085
Time deposits	203,946	207,291	210,727	211,590
Long term debt instruments	11,703	12,145	9,393	10,142
Interest payable	405	405	488	488

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

Allowance for Loan Losses

The allowance for loan losses is an estimate of the losses that may be sustained in the loan portfolio. The allowance is based on two basic principles of accounting: (i) ASC 450, Contingencies, which requires that losses be accrued when they are probable of occurring and estimable and (ii) ASC 310, Receivables, (previously Statement of Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan), which requires that losses be accrued based on the differences between the value of collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance.

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

Impairment is measured on a loan by loan basis for commercial loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.  Large homogeneous loans are determined to be impaired if management feels it is unlikely that the borrower will perform in accordance with the terms of the original agreement.

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

The Securities Exchange Commission (SEC) issued Final Rule No. 33-9002, “Interactive Data to Improve Financial Reporting.”  The rule requires companies to submit financial statements in extensible business reporting language (XBRL) format with their SEC filings on a phased-in schedule.  Large accelerated filers and foreign large accelerated filers using U.S. GAAP were required to provide interactive data reports starting with their first quarterly report for fiscal periods ending on or after June 15, 2010.  All remaining filers are required to provide interactive data reports starting with their first quarterly report for fiscal periods ending on or after June 15, 2011.  The Company complied with this Rule beginning with the filing of the June 30, 2011 Form 10-Q.

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

In April 2011, the FASB issued ASU 2011-02, “Receivables (Topic 310) – A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.”  The amendments in this ASU clarify the guidance on a creditor’s evaluation of whether it has granted a concession to a debtor.  They also clarify the guidance on a creditor’s evaluation of whether a debtor is experiencing financial difficulty.  The amendments in this ASU are effective for the first interim or annual period beginning on or after June 15, 2011.  Early adoption is permitted.  Retrospective application to the beginning of the annual period of adoption for modifications occurring on or after the beginning of the annual adoption period is required.  As a result of applying these amendments, an entity may identify receivables that are newly considered to be impaired.  For purposes of measuring impairment of those receivables, an entity should apply the amendments prospectively for the first interim or annual period beginning on or after June 15, 2011. The Company has adopted ASU 2011-02 and included the required disclosures in its consolidated financial statements.

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

In August 2011, the SEC issued Final Rule No. 33-9250, “Technical Amendments to Commission Rules and Forms related to the FASB’s Accounting Standards Codification.”  The SEC has adopted technical amendments to various rules and forms under the Securities Act of 1933, the Securities Exchange Act of 1934, and the Investment Company Act of 1940.  These revisions were necessary to conform those rules and forms to the FASB Accounting Standards Codification.  The technical amendments include revision of certain rules in Regulation S-X, certain items in Regulation S-K, and various rules and forms prescribed under the Securities Act, Exchange Act and Investment Company Act.  The Release was effective as of August 12, 2011.  The adoption of the release did not have a material impact on the Company’s consolidated financial statements.

In September 2011, the FASB issued ASU 2011-08, “Intangible – Goodwill and Other (Topic 350) – Testing Goodwill for Impairment.”  The amendments in this ASU permit an entity to first assess qualitative factors related to goodwill to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill test described in Topic 350.  The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent.  Under the amendments in this ASU, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount.  The amendments in this ASU are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2010 . Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued.  The Company is currently assessing the impact that ASU 2011-08 will have on its consolidated financial statements.

Overview of First Nine Months Results

Net income for the first nine months of 2011, as compared to the same period in 2010, increased 16.0%.  The increased income was primarily the result of decreases in non-interest related expenses.

Total assets increased 1.4% from December 31, 2010 to September 30, 2011 with gross loan balances decreasing 3.4% during the same period. Average balances of earning assets and interest bearing liabilities, for the first nine months of 2011, decreased 1.2% and 2.7%, respectively, compared to the same period in 2010.  Interest income on earning assets decreased 7.3%, on a fully tax equivalent basis, which was primarily offset by the decrease in interest expense on interest bearing liabilities of 25.8% on a fully taxable equivalent basis.

The Company’s allowance for loan losses increased to 1.77% of total gross loans at September 30, 2011 as compared to 1.64% at December 31, 2010.

Non-interest income decreased $133,000 in the first nine months of 2011 as compared to the same period in 2010 driven primarily by the reduction in service charge and fee revenues.

Non-interest expense decreased $546,000 in the first nine months of 2011 as compared to the same period in 2010 primarily due to reductions in employee related costs and legal expenses.

Performance Measures

The following table compares selected commonly used measures of bank performance for the nine month periods ended September 30, 2011 and 2010:

	Nine months ended September 30,
	2011	2010
Annualized return on average assets	0.37%	0.30%
Annualized return on average equity	3.70%	3.19%
Net interest margin (1)	4.45%	4.41%
Efficiency Ratio (2)	66.14%	69.19%
Earnings per share (3)	$0.85	$0.73

(1)	On a fully taxable equivalent basis and including loan origination fees.
(2)	Non-interest expenses for the period indicated divided by the sum of net interest income and non-interest income for the period indicated.
(3)	Per weighted average shares of common stock outstanding for the period indicated.

Securities Portfolio

The Company's securities portfolio serves several purposes.  Portions of the portfolio are used to secure certain public and trust deposits.  The remaining portfolio is held as investments or used to assist the Company in liquidity and asset liability management.  Total securities, including restricted securities, represented 9.4% of total assets and 91.2% of total shareholders’ equity at September 30, 2011.

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

The Company identifies at the time of acquisition those securities that are available for sale. These securities are valued at their market value with any difference in market value and amortized cost shown as an adjustment in stockholders' equity.  Changes in market values of securities which are considered temporary changes due to changes in the market rate of interest are reflected as changes in other comprehensive income, net of the deferred tax effect.  Any changes in market values of securities deemed by management to be attributable to reasons other than changes in market rates of interest would be recorded through results of operations.   As of September 30, 2011, management determined that all securities with fair values less than the amortized cost, are related to increases in the current interest rates for similar issues of securities, and that no other than temporary impairment for any securities in the portfolio exists because of downgrades of the securities or as a result of a change in the financial condition of any of the issuers. A summary of the length of time of unrealized losses for all securities held at September 30, 2011 can be found in Note Five to the financial statements. Management reviews all securities with unrealized losses, and all securities in the portfolio on a regular basis to determine whether the potential for other than temporary impairment exists.

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

Credit Quality and Allowance for Loan Losses

Non-performing loans increased 15.5% from December 31, 2010 to September 30, 2011 due to a $1.58 million increase in non-accrual loans partially offset by a $359,000 decrease in loans 90 days or more past due.  Non-accrual loans have increased as a result of the deterioration of loan performance due to the current economic conditions.  As a result of the decline of property values, management has chosen to be more conservative in its evaluation of potential non-performing loans.  Non-performing loans represented as a percentage of total loans increased to 2.85% during the first nine months of 2011, as compared to 2.38% of total loans at December 31, 2010, due to the increase in non-accrual loans mentioned above.  The allowance for loan losses as a percentage of total loans increased from the December 31, 2010 level of 1.64% to 1.77%.  As noted in Note Two to the unaudited consolidated financial statements, the carrying value of impaired loans increased from $25.4 million at December 31, 2010 to $29.4 million at September 30, 2011.

Restructured loans performing in accordance with modified terms consist of twenty-one commercial mortgages and twenty-two consumer mortgages.  Restructured loans not performing in accordance with modified terms consist of five commercial mortgages and seven consumer mortgages.  Based on Management’s analysis, $1,174,000 is included in the allowance related to restructured loans.  The remaining restructured loans are well secured and no losses are anticipated; therefore, no additional allowance was provided.

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

The following table illustrates certain ratios related to quality of the Company’s loan portfolio:

	September 30, 2011	December 31, 2010
Allowance for loan losses as a percentage of gross loans	1.77%	1.64%
Non-performing loans as a percentage of gross loans	2.85%	2.38%
Ratio of allowance for loan losses to non-performing loans	0.62	0.69

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

The following table summarizes the Company’s non-performing loans, restructured loans accruing interest and other real estate owned at September 30, 2011 and December 31, 2010 (in thousands of dollars):

	September 30, 2011	December 31, 2010
Loans on non-accrual status	$8,553	$6,979
Loans delinquent 90 days or more still accruing	$507	$866
Total non-performing loans	$9,060	$7,845

Restructured loans still accruing	$12,607	$6,710
Other real estate owned (OREO)	$5,033	$4,700

Total non-performing loans and other risk assets	$26,700	$19,255

Restructured loans are loans on which the original interest rate or repayment terms have been changed due to financial hardship of the borrower.  Restructured loans that are performing in accordance with modified terms are $11,736,000 and $5,219,000 at September 30, 2011 and December 31, 2010, respectively.  Restructured loans not performing in accordance with modified terms totaled $3,945,000 as of September 30, 2011.  All restructured loans are included in impaired loans in Note 2.  The increase in restructured loans is the result of including loan balloon renewal agreements in accordance with the new

Restructured loans are loans on which the original interest rate or repayment terms have been changed due to financial hardship of the borrower.  Restructured loans that are performing in accordance with modified terms are $12,607,000 and $6,710,000 at September 30, 2011 and December 31, 2010, respectively.  Restructured loans not performing in accordance with modified terms totaled $4,003,000 as of September 30, 2011.  All restructured loans are included in impaired loans in Note 2.  The increase in restructured loans is the result of including loan balloon renewal agreements in accordance with the new guidelines adopted with ASU 2011-02.

The following table summarizes the Company’s net charge-offs by loan type for the nine month periods ended September 30, 2011 and 2010 (in thousands of dollars):

	2011	2010
Charge-offs
Commercial Mortgage	$(2,321)	$(465)
Commercial Other	(163)	(461)
Consumer Mortgage	(463)	(487)
Consumer Other	(277)	(524)
Total Charge-offs	$(3,224)	$(1,937)

Recoveries
Commercial Mortgage	$127	$8
Commercial Other	136	73
Consumer Mortgage	10	32
Consumer Other	190	252
Total Recoveries	$463	$365

Total Net Charge-offs	$(2,761)	$(1,572)

Charge-offs increased 66.4% the first nine months of 2011 compared to the same period during 2010.  This increase was driven by a charge-off sustained as a result of one commercial mortgage relationship.

Management believes that the allowance is to be taken as a whole, and the allocation between loan types is an estimation of potential losses within each type given information known at the time.  The following table shows the allocation for loans in the loan portfolio and the corresponding amounts of the allowance allocated by loan type as of September 30, 2011 and December 31, 2010 (in thousands of dollars):

	September 30, 2011		December 31, 2010
	Amount	Percent of Loans	Amount	Percent of Loans
Loan Type
Commercial Mortgage	$2,557	45%	$1,345	43%
Commercial Other	533	4%	887	5%
Consumer Mortgage	1,725	43%	1,662	43%
Consumer Other	510	8%	968	9%
Unallocated	306		545
Totals	$5,631	100%	$5,407	100%

Because of its large impact on the local economy, management continues to monitor the economic health of the poultry industry. The Company has direct loans to poultry growers and the industry is a large employer in the Company’s trade area. In addition, multiple manufacturers of household cabinetry are large employers in the Company’s primary trade area. Due to the downturn in the housing market nationally, there have been indications that the demand for cabinetry has decreased, impacting the performance of these manufacturers. Because of the impact on the local economy, management monitors the performance of this industry as it relates to local employment trends. Additionally, the Company’s loan portfolio contains a segment of loans collateralized by heavy equipment, particularly in the trucking, mining and timber industries. Because of the impact of the slowing economic conditions on the housing market, the timber sector has experienced a recent downturn. The Company has experienced losses related to the downturn in this industry.

Net Interest Income

The Company’s net interest income, on a fully taxable equivalent basis, was relatively the same for the first nine months of 2011 as compared to the same period in 2010, as a result of the changes in average rates earned on assets and paid on interest bearing liabilities and the changes in the relative mix of earning assets and interest bearing liabilities.

For the nine month period ended September 30, 2011, the Company’s average earning assets decreased 1.2% compared to the same period in 2010 while average interest bearing liabilities, comparing the same periods decreased 2.7%.  The average balances of time deposits and long-term debt, both comparatively more expensive interest bearing liabilities, decreased 5.5%. These changes in the relative mix of earning assets and interest bearing liabilities and the change in the average yields largely offset, resulting in the slight change in the Company’s net interest income.

The Company believes that its deposits will be sufficient to fund the current and expected loan demand.  Should the loan demand increase beyond the Company’s current expectations, the Company may be required to fund these loans with borrowings which could result in a reduction of net interest margin.  However, management believes total net interest income would not be adversely affected.

Also, balances of non-performing loans and other real estate acquired through foreclosure have increased from December 31, 2010 to September 30, 2011. Increases in balances of non-accrual loans and other real estate acquired through foreclosure have adverse effects on net interest income. Should balances of non-accrual loans and other real estate acquired through foreclosure continue to increase, net interest margin may decrease accordingly.

The table below illustrates the effects on net interest income, on a fully taxable equivalent basis, for the first nine months of 2011 compared to the same period in 2010, of changes in average volumes of interest bearing liabilities and earning assets from 2010 to 2011 and changes in average rates on interest bearing liabilities and earning assets from 2010 to 2011 (in thousands of dollars):

EFFECT OF RATE-VOLUME CHANGES ON NET INTEREST INCOME

Increase (Decrease) Nine Months Ended September 30, 2011 compared to Nine Months Ended September 30, 2010

	Due to change in:
	Average Volume	Average Rate	Total Change
Interest Income
Loans	$(469)	$(687)	$(1,156)
Taxable investment securities	62	(96)	(34)
Nontaxable investment securities	(50)	(25)	(75)
Interest bearing deposits	0	1	1
Federal funds sold	3	(2)	1
Total Interest Income	(454)	(809)	(1,263)

Interest Expense
Demand deposits	1	0	1
Savings deposits	6	(42)	(36)
Time deposits	(189)	(987)	(1,176)
Borrowings	(5)	(29)	(34)
Total Interest Expense	(187)	(1,058)	(1,245)

Net Interest Income	$(267)	$249	$(18)

The table below sets forth an analysis of net interest income for the nine month periods ended September 30, 2011 and 2010 (Average balances and interest/expense shown in thousands of dollars):

	2011				2010
	Average	Income/			Average	Income/
	Balance (2)	Expense		Rate (1)	Balance (2)	Expense		Rate (1)
Earning Assets
Loans (3)	$323,787	$15,455	(4)	6.36%	$333,615	$16,611	(4)	6.64%
Taxable investment securities	30,008	438		1.95%	25,765	472		2.44%
Non-taxable investment securities	1,823	52		3.80%	3,564	127		4.75%
Interest bearing deposits	3,250	5		0.21%	2,935	4		0.18%
Federal funds sold	11,599	13		0.15%	9,072	12		0.18%
Total Earning Assets	$370,467	$15,963		5.75%	$374,951	$17,226		6.13%

Allowance for loan losses	(5,574)				(4,599)
Other non-earning assets	40,775				39,957
Total Assets	$405,668				$410,309

Interest Bearing Liabilities
Demand deposits	$24,468	$23		0.13%	$23,144	$22		0.13%
Savings deposits	55,875	103		0.25%	52,702	139		0.35%
Time deposits	209,094	3,130		2.00%	221,797	4,306		2.59%
Long-term debt	10,518	329		4.17%	10,693	363		4.53%
Total Interest Bearing Liabilities	$299,955	$3,585		1.59%	$308,336	$4,830		2.09%

Demand deposits	57,103				53,466
Other liabilities	7,826				8,839
Stockholders’ equity	40,784				39,668
Total liabilities and stockholders’ equity	$405,668				$410,309

Net Interest Income		$12,378				$12,396
Net Interest Margin				4.45%				4.41%

Notes:

(1) Yields are computed on a taxable equivalent basis using a 30% tax rate
(2) Average balances are based upon daily balances
(3) Includes loans in non-accrual status
(4) Income on loans includes fees

The table below sets forth an analysis of net interest income for the three month periods ended September 30, 2011 and 2010 (Average balances and interest/expense shown in thousands of dollars):

	2011				2010
	Average	Income/			Average	Income/
	Balance (2)	Expense		Rate (1)	Balance (2)	Expense		Rate (1)
Earning Assets
Loans (3)	$318,918	$5,102	(4)	6.40%	$333,377	$5,499	(4)	6.60%
Taxable investment securities	34,336	158		1.84%	27,301	161		2.36%
Non-taxable investment securities	1,650	16		3.88%	3,396	38		4.48%
Interest bearing deposits	2,873	5		0.70%	3,036	1		0.13%
Federal funds sold	14,673	6		0.16%	4,572	2		0.17%
Total Earning Assets	$372,450	$5,287		5.69%	$371,682	$5,701		6.14%

Allowance for loan losses	(5,437)				(5,368)
Other non-earning assets	39,502				40,706
Total Assets	$406,515				$407,020

Interest Bearing Liabilities
Demand deposits	$25,386	$8		0.13%	$23,119	$7		0.13%
Savings deposits	56,629	33		0.23%	52,528	45		0.34%
Time deposits	206,971	967		1.87%	218,116	1,319		2.42%
Long-term debt	11,829	112		3.79%	10,577	124		4.68%
Total Interest Bearing Liabilities	$300,815	$1,120		1.49%	$304,340	$1,495		1.96%

Demand deposits	57,847				54,130
Other liabilities	6,323				8,063
Stockholders’ equity	41,530				40,487
Total liabilities and stockholders’ equity	$406,515				$407,020

Net Interest Income		$4,167				$4,206
Net Interest Margin				4.48%				4.53%

Notes:

(1) Yields are computed on a taxable equivalent basis using a 30% tax rate
(2) Average balances are based upon daily balances
(3) Includes loans in non-accrual status
(4) Income on loans includes fees

Provision for Loan Losses

Provision for loan losses increased $89,000 or 3.1% for the first nine months of 2011 compared to the same period during 2010.  During the three month period ended September 30, 2011 the provision for loan losses increased $47,000 or 8.0% compared to the same period in 2010.  Management believes the current level of the allowance for loan losses represents a fair assessment of the losses inherent in the loan portfolio.

Non-interest Income

Non-interest income decreased $133,000 in the first nine months of 2011 as compared to the same period in 2010 driven primarily by the reduction in service charge and fee revenues.

Service charges on deposit accounts decreased 6.7%. The largest portion of these charges is non-sufficient funds fees on non-interest bearing transaction accounts.

Life insurance investment income was the same during the first nine months of 2011 compared to the same period in 2010.

The quarter-to-quarter comparisons are primarily due to the same items as described above.

Non-interest Expense

Non-interest expense decreased $546,000 or 5.6% for the first nine months of 2011 as compared to the same period in 2010 primarily due to reductions in employee related costs and legal expenses.

The quarter-to-quarter comparisons are primarily due to the same items as described above.

Changes in salary and benefits expense

The following table compares the components of salary and benefits expense for the nine month periods ended September 30, 2011 and 2010 (in thousands of dollars):

Salary and Benefits Expense
	2011	2010	Increase (Decrease)

Employee salaries	$3,337	$3,355	$(18)
Employee benefit insurance	910	829	81
Payroll taxes	274	258	16
Deferred loan origination costs	(169)	0	(169)
Non-recurring post retirement adjustment	(70)	0	(70)
Post retirement plans	491	745	(254)
Total	$4,773	$5,187	$(414)

The decrease of 8.0% in employee related cost for the first nine months of 2011 compared to the same period during 2010 is mainly the result of the implementation of the Financial Accounting Standard ASC 310-20 Nonrefundable Fees and Other Costs and the reversal of accrued expenses associated with discretionary post retirement contribution for 2011.  The Company began deferral of costs associated with loan origination at the beginning of 2011, upon determination that its impact was becoming material, and is amortizing the cost over the life of the loan.

Quarter-to-quarter comparisons are similar to the change described above for the first nine months of 2011 compared to the first nine months of 2010.

Changes in data processing expense

Data processing expense increased $49,000 or 6.0% for the first nine months of 2011 compared to the same period in 2010.  The increase was driven by a credit received from the Company’s core system vendor during the first nine months of 2010 for an error in billing during the system conversion in the fall of 2009.

Quarter-to-quarter comparisons are similar to the change described above for the first nine months of 2011 compared to the first nine months of 2010.

Changes in occupancy and equipment expense

The following table illustrates the components of occupancy and equipment expense for the nine month periods ended September 30, 2011 and 2010 (in thousands of dollars):

	2011	2010	Increase (Decrease)
Depreciation of buildings and equipment	$587	$565	$22
Maintenance expense on buildings and equipment	258	282	(24)
Utilities expense	112	99	13
Real estate and personal property tax	75	71	4
Other expense related to occupancy and equipment	80	68	12
Total occupancy and equipment expense	$1,112	$1,085	$27

The increases in occupancy and equipment expenses during the first nine months of 2011 are related to a new subsidiary bank branch opened during the third quarter of 2010.

Quarter-to-quarter comparisons are similar to the changes described above for the first nine months of 2011 compared to the first nine months of 2010.

Changes in miscellaneous non-interest expense

Director fees decreased in the first nine months of 2011 compared to the same period during 2010 by $25,000 or 8.6% from $292,000 during 2010 to $267,000 during 2011 driven by a reduction in the number of meetings held and a reduction in the fees paid per meeting.

Legal and professional fees decreased in the first nine months of 2011 compared to the same period during 2010 by $114,000 or 25.1% from $455,000 during 2010 to $341,000 during 2011 driven by outsourcing reporting services and legal consultations during 2010.

Office supplies, postage and freight expenses decreased in the first nine months of 2011 compared to the same period during 2010 by $46,000 or 15.2% from $304,000 during 2010 to $258,000 during 2011 largely driven by the reduction of courier services between branches.

FDIC premium expense increased in the first nine months of 2011 compared to the same period during 2010 by $9,000 or 1.8% from $495,000 during 2010 to $504,000 during 2011 driven by rate changes.

Loan and foreclosed asset expenses decreased 4.0% or $15,000 during the first nine months of 2011 compared to the same period in 2010 due to non-recurring expenses related to a couple foreclosed properties during 2010.

Other non-interest expense decreased $17,000 or 2.6% during the first nine months of 2011 compared to the same period in 2010.

The table below illustrates components of other non-interest expense for the nine month periods ended September 30, 2011 and 2010 (in thousands of dollars). Significant individual components of other non-interest expense are itemized.

	2011	2010	Increase (Decrease)
ATM expense	(82)	(51)	(31)
Amortization of intangible assets	140	146	(6)
Advertising and marketing expense	116	116	-
Miscellaneous components of other non interest expense	542	522	20
Total	$716	$733	$(17)

Provision for taxes

The provision for taxes has increased $173,000 for the first nine months of 2011 compared to the same period in 2010 as a result of the 23.6% increase in income before provision for income taxes as well as the change in the ratio of non-taxable income to taxable income.

Borrowed Funds

The Company borrows funds from the Federal Home Loan Bank (“FHLB”) to reduce market rate risks or to provide operating liquidity.  Management typically will initiate these borrowings in response to a specific need for managing market risks or for a specific liquidity need and will attempt to match features of these borrowings to best suit the specific need. Therefore, the borrowings on the Company’s balance sheet as of September 30, 2011 and throughout the periods ended September 30, 2011 and December 31, 2010 have varying features of amortization or single payment with periodic, regular interest payments and also have interest rates which vary based on the terms and on the features of the specific borrowing.

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

The parent Company’s operating funds, funds with which to pay shareholder dividends and funds for the exploration of new business ventures have been supplied primarily through dividends paid by the Company’s subsidiary banks Capon Valley Bank (CVB) and The Grant County Bank (GCB).  The various regulatory authorities impose restrictions on dividends paid by a state bank.  A state bank cannot pay dividends without the consent of the relevant banking authorities in excess of the total net profits of the current year and the combined retained profits of the previous two years.  As of September 30, 2011, the subsidiary banks could pay dividends to Highlands Bankshares, Inc. of approximately $2,536,000 without permission of the regulatory authorities.

Capital

The Company seeks to maintain a strong capital base to expand facilities, promote public confidence, support current operations and grow at a manageable level.  As of September 30, 2011, the Company was above the regulatory minimum levels of capital. The table below summarizes the capital ratios for the Company and its subsidiary banks as of September 30, 2011 and December 31, 2010:

	September 30, 2011		December 31, 2010
	Actual	Regulatory	Actual	Regulatory
	Ratio	Minimum	Ratio	Minimum
Total Risk Based Capital Ratio
Highlands Bankshares	15.00%	8.00%	14.49%	8.00%
Capon Valley Bank	13.11%	8.00%	12.50%	8.00%
The Grant County Bank	15.08%	8.00%	14.58%	8.00%

Tier 1 Leverage Ratio
Highlands Bankshares	10.14%	4.00%	9.91%	4.00%
Capon Valley Bank	8.52%	4.00%	8.33%	4.00%
The Grant County Bank	10.37%	4.00%	10.26%	4.00%

Tier 1 Risk Based Capital Ratio
Highlands Bankshares	13.74%	4.00%	13.24%	4.00%
Capon Valley Bank	11.85%	4.00%	11.24%	4.00%
The Grant County Bank	13.82%	4.00%	13.32%	4.00%

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

Legislative Developments

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

Item 4.              Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2011. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective as of September 30, 2011. The Company has established procedures undertaken during the normal course of business in an effort to reasonably ensure that fraudulent activity of either an amount material to these results or in any amount is not occurring.

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

Item 2.              Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.              Defaults Upon Senior Securities

None

Item 4.              (Removed and Reserved)

None

Item 5.              Other Information

None

Item 6.              Exhibits

EXHIBIT INDEX
Exhibit Number	Description
3(i)	Articles of Incorporation of Highlands Bankshares, Inc., as restated, are hereby incorporated by reference to Exhibit 3(i) to Highlands Bankshares Inc.’s Form 10-Q filed November 13, 2007.
3(ii)	Amended Bylaws of Highlands Bankshares, Inc. are incorporated by reference to Exhibit 3(ii) to Highlands Bankshares Inc.’s Report on Form 8-K filed January 9, 2008.
31.1	Certification of Chief Executive Officer Pursuant to section 302 of the Sarbanes-Oxley Act of 2002 Chapter 63, Title 18 USC Section 1350 (A) and (B).
31.2	Certification of Chief Financial Officer Pursuant to section 302 of the Sarbanes-Oxley Act of 2002 Chapter 63, Title 18 USC Section 1350 (A) and (B).
32.1	Statement of Chief Executive Officer Pursuant to 18 U.S.C. §1350.
32.2	Statement of Chief Financial Officer Pursuant to 18 U.S.C. §1350.
101.INS	XBRL Instance Document (1)
101.SCH	XBRL Taxonomy Extension Schema Document (1)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase (1)
101.LAB	XBRL Taxonomy Extension Label Linkbase (1)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase (1)
101.DEF	XBRL Taxonomy Extension Definitions Linkbase (1)

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HIGHLANDS BANKSHARES, INC.

/s/ C.E. Porter
C.E. Porter
President & Chief Executive Officer

/s/ Jeffrey B. Reedy
Jeffrey B. Reedy
Chief Financial Officer
November 14, 2011