Form 10-Q/A
period 2011-06-30
HIGHLANDS BANKSHARES INC /WV/
filed 2012-03-07
CIK 756862

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

Explanatory Note

The sole purpose of this amendment to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011, originally filed with the Securities and Exchange Commission on August 15, 2011, is to correct Exhibit 101 to the Form 10-Q which contains the XBRL (eXtensible Business Reporting Language) Interactive Data File for the financial statements and notes included in Part 1, Item 1 of the Form 10-Q. The error was related to our web address within the data string in exhibit 101.

No changes have been made to the Form 10-Q other than the furnishing revised Exhibit 101 described above. This amendment does not reflect subsequent events occurring after the original filing date of the Form 10-Q or modify or update in any way disclosures made in the Form 10-Q.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HIGHLANDS BANKSHARES, INC.

/s/ C.E. Porter
C.E. Porter
President & Chief Executive Officer

/s/ Jeffrey B. Reedy
Jeffrey B. Reedy
Chief Financial Officer
March 7, 2012