Form 10-Q/A
period 2011-09-30
HIGHLANDS BANKSHARES INC /WV/
filed 2012-03-07
CIK 756862

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

Explanatory Note

The sole purpose of this amendment to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011, originally filed with the Securities and Exchange Commission on November 14, 2011, is to correct Exhibit 101 to the Form 10-Q which contains the XBRL (eXtensible Business Reporting Language) Interactive Data File for the financial statements and notes included in Part 1, Item 1 of the Form 10-Q. The error was related to our web address within the data string in exhibit 101.

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