Form 10-K
period 2011-12-31
HIGHLANDS BANKSHARES INC /WV/
filed 2012-03-30
CIK 756862

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-16761

HIGHLANDS BANKSHARES, INC.

(Exact name of registrant as specified in its charter)

West Virginia	55-0650743
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3 North Main Street P.O. Box 929 Petersburg, WV	26847
(Address of principal executive offices)	(Zip Code)

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

The aggregate market value of the 1,231,452 shares of common stock of the registrant, issued and outstanding, held by non- affiliates on June 30, 2011, was approximately $20,934,684 based on the closing sale price of $17.00 per share on June 30, 2011. For the purposes of this calculation, the term “affiliate” refers to all directors and executive officers of the registrant.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the last practicable date: As of March 30, 2012: 1,336,873 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates certain information by reference from the registrant’s definitive proxy statement for the 2012 annual meeting of stockholders, which proxy statement will be filed on or about April 15, 2012, for the 2012 annual shareholders’ meeting to be held May 8, 2012.

* The information required by Items 10, 11, 12, 13 and 14, to the extent not included in this document, is incorporated herein by reference to the information included under the captions “Compliance with Section 16(a) of the Securities Exchange Act,” “ELECTION OF DIRECTORS,” “INFORMATION CONCERNING DIRECTORS AND NOMINEES,” “REPORT OF THE AUDIT COMMITTEE,” “EXECUTIVE COMPENSATION,” “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT” and “CERTAIN RELATED TRANSACTIONS” in the registrant’s definitive proxy statement which is expected to be filed on or about April 15, 2012, for the 2012 annual shareholders’ meeting to be held May 8, 2012.

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

Employees

As of December 31, 2011, The Grant County Bank had 73 full time equivalent employees, Capon Valley Bank had 48 full time equivalent employees and Highlands had four full time equivalent employees. No person is employed by HBI Life on a full time basis.

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

The Company’s and its subsidiaries’ regulatory capital ratios are presented in the table below:

	Actual Ratio December 31, 2011	Actual Ratio December 31, 2010	Regulatory Minimum
Total Risk Based Capital
Highlands Bankshares	15.17%	14.49%	8.00%
The Grant County Bank	15.31%	14.58%	8.00%
Capon Valley Bank	13.16%	12.50%	8.00%

Tier 1 Leverage Ratio
Highlands Bankshares	10.22%	9.91%	4.00%
The Grant County Bank	10.55%	10.26%	4.00%
Capon Valley Bank	8.50%	8.33%	4.00%

Tier 1 Risk Based Capital Ratio
Highlands Bankshares	13.91%	13.24%	4.00%
The Grant County Bank	14.06%	13.32%	4.00%
Capon Valley Bank	11.90%	11.24%	4.00%

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

In April 2011, the FDIC implemented rulemaking under the Dodd-Frank Act to reform the deposit insurance assessment system.  The final rule redefined the assessment base used for calculating deposit insurance assessments.  Specifically, the rule bases assessments on an institution’s total assets less tangible capital, as opposed to total deposits.  Since the new base is larger than the prior base, the FDIC also lowered the assessment rates so that the rules would not significantly alter the total amount of revenue collected from the industry.  The new assessment scale ranges from 2.5 basis points for the least risky institutions to 45 basis points for the riskiest.  Either an increase in the Risk Category or adjustments to the base assessment rates could have a material adverse effect on our earnings.

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

Executive Officers

	Age	Position with the Company	Principal Occupation (Past Five Years)
C.E. Porter	63	Chief Executive Officer	CEO of Highlands since 2004, President of The Grant County Bank 1991 through 2010

Alan L. Brill	57	Secretary and Treasurer; President of Capon Valley Bank	President of Capon Valley Bank since 2001

Jeffrey B. Reedy	49	Chief Financial Officer	CFO of Highlands since March 2010, Prior to Highlands, Corporate Controller for American Woodmark Corporation.

Item 1A.	Risk Factors

Not required for smaller reporting companies.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The table below lists the primary properties utilized in operations by the Company. All listed properties are owned by the Company.

Location	Description
3 N. Main Street, Petersburg, WV 26847	Primary Office, The Grant County Bank
Route 33, Riverton, WV 26814	Branch Office, The Grant County Bank
500 S. Main Street, Moorefield, WV 26836	Branch Office, The Grant County Bank
Route 220 & Josie Dr., Keyser, WV 26726	Branch Office, The Grant County Bank
Main Street, Harman, WV 26270	Branch Office, The Grant County Bank
William Avenue, Davis, WV 26260	Branch Office, The Grant County Bank
5502 Appalachian Hwy., Davis, WV 26260	Branch Office, The Grant County Bank
2 W. Main Street, Wardensville, WV 26851	Primary Office, Capon Valley Bank
717 N. Main Street, Moorefield, WV 26836	Branch Office, Capon Valley Bank
17558 SR55, Baker, WV 26801	Branch Office, Capon Valley Bank
6701 Northwestern Pike, Gore, VA 22637 5511 Main Street, Stephens City, VA 22655	Branch Office, Capon Valley Bank Branch Office, Capon Valley Bank

Item 3.	Legal Proceedings

Management is not aware of any material pending or threatened litigation in which Highlands or its subsidiaries may be involved as a defendant. In the normal course of business, the Banks periodically must initiate suits against borrowers as a final course of action in collecting past due indebtedness.

Item 4.	Mine Safety Disclosures – Not Applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company had approximately 825 shareholders as of December 31, 2011. This amount includes all shareholders, whether titled individually or held by a brokerage firm or custodian in street name. The Company's stock is not traded on any national or regional stock exchange although brokers may occasionally initiate or be a participant in a trade. The Company’s stock is listed on the Over the Counter Bulletin Board under the symbol HBSI.OB. The Company may not know terms of an exchange between individual parties.

The table on the following page outlines the dividends paid and market prices of the Company's stock based on prices disclosed to management. Prices have been provided using a nationally recognized online stock quote system. Such prices may not include retail mark-ups, mark-downs, or commissions. Dividends are subject to the restrictions described in Note Nine to the Financial Statements.

Highlands Bankshares, Inc. Common Stock

	Dividends Per	Estimated Market Range
	Share	High	Low
2011
First Quarter	$0.25	$19.35	$18.20
Second Quarter	$0.20	$18.75	$16.80
Third Quarter	$0.00	$17.25	$14.45
Fourth Quarter	$0.00	$15.00	$13.80

2010
First Quarter	$0.27	$25.75	$20.55
Second Quarter	$0.27	$29.75	$20.00
Third Quarter	$0.25	$24.00	$18.50
Fourth Quarter	$0.25	$24.00	$18.10

Item 6.	Selected Financial Data

The following table is not required for smaller reporting companies; however, the Company believes this information may be important to the reader.

	Years Ending December 31,
	(In thousands of dollars, except for per share amounts)
	2011	2010	2009	2008	2007
Total Interest Income	$21,130	$22,897	$24,274	$26,203	$27,664
Total Interest Expense	4,583	6,214	7,841	8,866	10,703
Net Interest Income	16,547	16,683	16,433	17,337	16,961

Provision for Loan Losses	3,624	3,487	1,864	909	837

Net Interest Income After Provision for Loan Losses	12,923	13,196	14,569	16,428	16,124

Other Income	2,152	2,145	2,532	2,699	2,080
Other Expenses	13,145	13,109	12,053	11,419	10,952

Income Before Income Taxes	1,930	2,232	5,048	7,708	7,252

Income Tax Expense	538	640	1,692	2,738	2,599

Net Income	$1,392	$1,592	$3,356	$4,970	$4,653

Total Assets at Year End	$404,194	$399,900	$407,810	$378,295	$380,936
Long Term Debt at Year End	$11,245	$9,393	$10,866	$11,317	$11,819

Net Income Per Share of Common Stock	$1.04	$1.19	$2.51	$3.59	$3.24
Dividends Per Share of Common Stock	$0.45	$1.04	$1.16	$1.08	$1.00

Return on Average Assets	0.34%	0.38%	0.84%	1.32%	1.24%
Return on Average Equity	3.41%	4.00%	8.33%	12.38%	12.03%
Dividend Payout Ratio	43.25%	87.39%	46.19%	30.12%	30.88%
Year End Equity to Assets Ratio	10.31%	10.34%	10.16%	10.41%	10.66%

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results or Operations

Forward Looking Statements

Certain statements in this report may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are statements that include projections, predictions, expectations or beliefs about future events or results or otherwise are not statements of historical fact. Such statements are often characterized by the use of qualified words (and their derivatives) such as “expect,” “believe,” “estimate,” “plan,” “project,” “anticipate” or other similar words. Although the Company believes that its expectations with respect to certain forward-looking statements are based upon reasonable assumptions within the bounds of its existing knowledge of its business and operations, there can be no assurance that actual results, performance or achievements of the Company will not differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Actual future results and trends may differ materially from historical results or those anticipated depending on a variety of factors, including, but not limited to, the effects of and changes in: general economic conditions, the interest rate environment, legislative and regulatory requirements, competitive pressures, new products and delivery systems, inflation, changes in the stock and bond markets, technology, downturns in the trucking, mining, and timber industries, downturns in the housing market affecting manufacturers of household cabinetry and thus, employment, effects of mergers and/or downsizing in the poultry industry in Hardy County, continued challenges in the current economic environment affecting our financial condition and results of operations, continued deterioration in the financial condition of the U.S. banking system impacting the valuations of investments the Company has made in the securities of other financial institutions, and consumer spending and savings habits, particularly in the current economic environment. Additionally, actual future results and trends may differ from historical or anticipated results to the extent: (1) any significant downturn in certain industries, particularly the trucking and timber industries are experienced; (2) loan demand decreases from prior periods; (3) the Company may make additional loan loss provisions due to negative credit quality trends in the future that may lead to a deterioration of asset quality; (4) the Company may not continue to experience significant recoveries of previously charged-off loans or loans resulting in foreclosure; (5) the Company is unable to control costs and expenses as anticipated, (6) legislative and regulatory changes could increase expenses (including changes as a result of rules and regulations adopted under the Dodd-Frank Wall Street Reform and Consumer Protection Act); (7) the effects of the last year’s down grade of U.S. Government Securities by one of the credit rating agencies could have a material adverse effect on the company’s operations, earnings and financial condition; and (8) any additional assessments imposed by the FDIC. Additionally, consideration should be given to the cautionary language contained elsewhere in this Form 10-K. The Company does not update any forward-looking statements that may be made from time to time by or on behalf of the Company.

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

Allowance for Loan Losses

The allowance for loan losses is an estimate of the losses that may be sustained in the loan portfolio. The allowance is based on two basic principles of accounting: (i) ASC 450, Contingencies, which requires that losses be accrued when they are probable of occurring and estimable and (ii) ASC 310, Loans and Debt Securities Acquired with Deteriorated Credit Quality which requires that losses be accrued based on the differences between the value of collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance.

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

Intangible Assets

The Company carries intangible assets related to the purchase of two banks. Amounts paid to purchase these banks were allocated as intangible assets. Generally accepted accounting principles were applied to allocate the intangible components of the purchases. The excess was allocated between identifiable intangibles (core deposit intangibles) and unidentified intangibles (goodwill). Goodwill is required to be evaluated for impairment on an annual basis, and the value of the goodwill adjusted accordingly, should impairment be found. As of December 31, 2011, the Company did not identify an impairment of this intangible. In addition to the intangible assets associated with the purchases of banks, the company also carries intangible assets relating to the purchase of naming rights to certain features of a performing arts center in Petersburg, WV. Intangible assets other than goodwill, which are determined to have finite lives, are amortized based upon the estimated economic benefits received.

A summary of the change in balances of intangible assets can be found in Note Twenty One to the Financial Statements.

Recent Accounting Pronouncements

Refer to Note Two of the Company’s consolidated financial statements for a discussion of recent accounting pronouncements.

Overview of 2011 Results

Net income for 2011 decreased by 12.56% as compared to 2010. The Company’s net interest income decreased slightly as the reduction in interest expenses matched the decreases in interest income. The Company experienced an increase in the provision for loan losses of 3.93% or $137,000 from 2010 to 2011. Non-interest income increased 0.33%. The increase in non-interest income was the result of increase in life insurance investment income in excess of the decreases in overdraft fees, service charge fees, and non-recurring gains on the sale of securities during 2010. Non-interest expense increased 0.27% due largely to decreases in employee related costs and decreased FDIC insurance premium rates offset by impairment write-downs of other real estate owned.

The table below compares selected commonly used measures of bank performance for the twelve month periods ended December 31, 2011 and 2010:

	2011	2010
Annualized return on average assets	0.34%	0.38%
Annualized return on average equity	3.41%	4.00%
Net interest margin (1)	4.47%	4.49%
Efficiency Ratio (2)	70.30%	69.87%
Earnings per share (3)	$1.04	$1.19

(1)	On a fully taxable equivalent basis and including loan origination fees
(2)	Non-interest expenses for the period indicated divided by the sum of net interest income and non-interest income for the period indicated.
(3)	Per weighted average shares of common stock outstanding for the period indicated.

Net Interest Income

2011 Compared to 2010

Net interest income, on a fully taxable equivalent basis, decreased 0.97% from 2010 to 2011. The decrease in net interest income was driven by changes in average rates earned on assets and paid on interest bearing liabilities and by changes in the relative mix of earning assets and interest bearing liabilities.

For the year ended December 31, 2011, the Company’s average earning assets decreased 0.53%; the percent of average loan balances, the highest earning of the Company’s earning assets, to total average earning assets decreased slightly to 86.79% in 2011 compared to 89.26% in 2010. The decrease in earning assets was more than offset by the decrease in interest bearing liabilities of 2.28% from 2010 to 2011. These changes in the relative mix of earning assets and interest bearing liabilities and the change in the average yields offset resulting in the decrease of the Company’s net interest income.

Federal Reserve target rate for federal funds sold continues to impact yields on earning assets and average rates paid on interest bearing liabilities. The Company experienced declining rates for 2011 as compared to 2010 on all components of earning assets and on the savings and time deposit components of interest bearing liabilities.

The Company believes that its deposits will be sufficient to fund the current and expected loan demand.  Should the loan demand increase beyond the Company’s current expectations, the Company may be required to fund these loans with borrowings which could result in a reduction of net interest margin. However, management believes total net interest income would not be adversely affected.

Also, balances of non-performing loans and other real estate acquired through foreclosure have increased from December 31, 2010 to December 31, 2011. Increases in balances of non-accrual loans and other real estate acquired through foreclosure often have adverse effects on net interest income. Should balances of non-accrual loans and other real estate acquired through foreclosure continue to increase, net interest margin may decrease accordingly. Further discussion relating to the Company’s loan portfolio and credit quality can be found as part of this Management’s Discussion and Analysis under the headings of “Loan Portfolio” and “Credit Quality.”

The table below illustrates the effects on net interest income of changes in average volumes of interest bearing liabilities and earning assets from 2010 to 2011 and changes in average rates on interest bearing liabilities and earning assets from 2010 to 2011 (in thousands of dollars):

EFFECT OF RATE-VOLUME CHANGES ON NET INTEREST
(On a fully taxable equivalent basis)
Increase (Decrease) 2011 Compared to 2010

	Due to change in:
	Average Volume	Average Rate	Total Change
Interest Income
Loans	$(695)	$(1,001)	$(1,696)
Taxable investment securities	131	(148)	(17)
Non-taxable investment securities	(58)	(25)	(83)
Interest bearing deposits	1	(3)	(2)
Federal funds sold	5	(1)	4
Total Interest Income	(616)	(1,178)	(1,794)

Interest Expense
Demand deposits	2	(2)	0
Savings deposits	8	(55)	(47)
Time deposits	(234)	(1,313)	(1,547)
Borrowings	13	(50)	(37)
Total Interest Expense	(211)	(1,420)	(1,631)

Net Interest Income	$(405)	$242	$(163)

The table below sets forth an analysis of net interest income for the years ended December 31, 2011 and 2010 (average balances and interest income/expense shown in thousands of dollars):

	2011			2010
	Average Balance(2)	Income /Expense	Yield /Rate(1)	Average Balance(2)	Income /Expense	Yield /Rate(1)

Earning Assets
Loans(3)(4)	$321,908	$20,448	6.35%	$332,846	$22,144	6.65%
Taxable investment securities	32,156	608	1.89%	25,243	625	2.48%
Non-taxable investment securities	1,826	69	3.78%	3,357	152	4.53%
Interest bearing deposits	3,272	6	.18%	2,928	8	.27%
Federal funds sold	11,742	18	.15%	8,502	14	.16%
Total Earning Assets	370,904	21,149	5.70%	372,876	22,943	6.15%

Allowance for loan losses	(5,635)			(4,811)
Other non-earning assets	40,239			40,705

Total Assets	$405,508			$408,770

Interest Bearing Liabilities
Demand deposits	$24,740	$29	.12%	$23,337	$29	.12%
Savings deposits	56,314	128	.23%	52,857	176	.33%
Time deposits	207,423	3,988	1.92%	219,593	5,535	2.52%
Long-term debt	10,742	438	4.07%	10,412	474	4.55%
Total Interest Bearing Liabilities	299,219	4,583	1.53%	306,199	6,214	2.03%

Demand deposits	57,550			53,771
Other liabilities	7,942			9,007
Stockholders’ equity	40,797			39,793

Total Liabilities and Stockholders’ Equity	$405,508			$408,770

Net Interest Income		$16,566			$16,729
Net Yield on Earning Assets			4.47%			4.49%

Notes:
(1)	Yields are computed on a taxable equivalent basis using a 30% tax rate
(2)	Average balances are based upon daily balances
(3)	Includes loans in non-accrual status
(4)	Income on loans includes fees

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

The table below summarizes the Company’s loan portfolio at December 31, 2011, 2010, 2009, 2008 and 2007 (in thousands of dollars):

	2011	2010	2009	2008	2007
Real estate mortgage	$162,214	$168,226	$162,619	$156,877	$169,122
Real estate construction	23,711	33,746	30,759	27,210	15,560
Commercial	101,517	97,089	97,606	97,709	79,892
Installment	25,614	30,275	44,499	43,958	45,625
Total Loans	313,056	329,336	335,483	325,754	310,199

Allowance for loan losses	(6,111)	(5,407)	(4,021)	(3,667)	(3,577)

Net Loans	$306,945	$323,929	$331,462	$322,087	$306,622

There were no foreign loans outstanding during any of the above periods.

The following table illustrates the Company’s loan maturity distribution as of December 31, 2011 (in thousands of dollars):

	Maturity Range
	Less than 1 Year	1-5 Years	Over 5 Years	Total
Loan Type
Commercial	$34,889	$19,231	$47,397	$101,517
Real estate mortgage and construction	49,198	33,334	103,393	185,925
Installment	5,695	16,774	3,145	25,614
Total Loans	$89,782	$69,339	$153,935	$313,056

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

The following table summarizes the Company’s non-performing loans, restructured loans accruing interest and other real estate owned at December 31, 2011 and December 31, 2010 (in thousands of dollars):

	December 31, 2011	December 31, 2010
Loans on non-accrual status	$8,021	$6,979
Loans delinquent 90 days or more still accruing	$536	$866
Total non-performing loans	$8,557	$7,845

Restructured loans still accruing	$13,055	$1,037
Other real estate owned (OREO)	$7,070	$4,700

Total non-performing loans and other risk assets	$28,682	$13,582

Restructured loans are loans on which the interest rate or repayment terms have been changed due to financial hardship of the borrower. Restructured loans that are performing in accordance with modified terms are $11,233,000 and $5,219,000 at December 31, 2011 and December 31, 2010, respectively. Restructured loans not performing in accordance with modified terms totaled $2,919,000 as of December 31, 2011. All restructured loans are included in impaired loans in Note Five. The increase in restructured loans is the result of including loan balloon renewal agreements for troubled borrowers in accordance with the new guidelines adopted with ASU 2011-02.

The carrying value of real estate acquired through foreclosure was $7,070,000 at December 31, 2011 and $4,700,000 at December 31, 2010. The Company's practice is to value real estate acquired through foreclosure at the lower of (i) an independent current appraisal or market analysis less anticipated costs of disposal, or (ii) the existing loan balance. The Company does not anticipate further losses from the disposal of other real estate owned.

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

Impaired loans and their resulting valuation allowance are disclosed in the table below.

	December 31, 2011		December 31, 2010
		Identified		Identified
Loan Type	Balance	Impairment	Balance	Impairment
Commercial mortgage	$26,543	$1,018	$24,147	$904
Commercial other	691	167	988	21
Consumer mortgage	1,966	328	253	0
	$29,200	$1,513	$25,388	$925

The second step is to allocate losses to non-impaired loans based on historical loss rates of loans, by category, and considering the potential impact of other qualitative factors on future loan performance.

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

Both banks have outsourced independent loan review performed at least annually, the results of which are reviewed by both bank boards and the Company’s audit committee, with changes factored into the allowance calculations. Independent outsourced loan review considers the adequacy of loan underwriting, asset quality, the accuracy of the banks’ loan risk ratings and the appropriateness of specific reserves as well as the overall reasonableness of the allowance for loan losses.

Provisions for loan losses are charged to operations in order to maintain the allowance for loan losses at a level management considers adequate to absorb credit losses inherent in the loan portfolio. Credit exposures deemed uncollectible are charged against the allowance for loan losses. Recoveries of previously charged-off loans are credited to the allowance for loan losses. During 2011, the Company’s net charge-offs, as compared to gross loan balances, was greater than that experienced in 2010. As a result of the impact of increased net charge-offs, the Company’s provision for loan losses during 2011 was $137,000 greater than in 2010. The Company’s ratio of allowance for loan losses to gross loans increased from 1.64% at December 31, 2010 to 1.95% at December 31, 2011. At December 31, 2011, the ratio of the allowance for loan losses to non-performing loans was 71.43% compared to 68.93% at December 31, 2010.

Cumulative net loan losses, after recoveries, for the five-year period ending December 31, 2011 are as follows (in thousands of dollars):

	Dollars	Percent of Total
Commercial	$4,066	50%
Real Estate	2,255	28%
Consumer	1,771	22%
Total	$8,092

An analysis of the changes in the allowance for loan losses is set forth in the following table (in thousands of dollars):

	2011	2010	2009	2008	2007
Balance at beginning of period	$5,407	$4,021	$3,667	$3,577	$3,482

Charge-offs:
Commercial loans	2,485	849	492	198	540
Real estate loans	565	1,230	445	228	47
Consumer loans	372	668	863	524	494
Total Charge-offs:	3,422	2,747	1,800	950	1,081

Recoveries:
Commercial loans	266	144	10	20	59
Real estate loans	15	167	72	2	4
Consumer loans	221	335	208	109	276
Total Recoveries	502	646	290	131	339

Net Charge-offs	2,920	2,101	1,510	819	742

Provision for loan losses	3,624	3,487	1,864	909	837

Balance at end of period	$6,111	$5,407	$4,021	$3,667	$3,577

Percent of net charge-offs to average net loans outstanding during the period	.92%	.63%	.46%	.26%	.24%

The table below shows the allocation of loans in the loan portfolio and the corresponding amounts of the allowance allocated by loan type (dollar amounts in thousands of dollars):

	2011		2010		2009		2008		2007
	Amount	Percent of Loans	Amount	Percent of Loans	Amount	Percent of Loans	Amount	Percent of Loans	Amount	Percent of Loans
Commercial	$3,363	32%	$2,232	30%	$1,669	29%	$1,349	30%	$1,140	26%
Real Estate	1,959	59%	1,662	61%	1,034	58%	994	57%	1,200	59%
Consumer	428	9%	968	9%	1,220	13%	1,285	13%	1,172	15%
Unallocated	361	0%	545	0%	98	0%	39	0%	65	0%
Totals	$6,111	100%	$5,407	100%	$4,021	100%	$3,667	100%	$3,577	100%

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

Non-Interest Income

2011 Compared to 2010

Non-interest income increased 0.33%, or $7,000 from 2010 to 2011.

The increase in non-interest income was the result of increase in life insurance investment income in excess of the decreases in overdraft fees, service charge fees, and non-recurring gains on the sale of securities during 2010.

Service charges on deposit accounts decreased 7.57%. The largest portion of these charges is non-sufficient funds fees on non-interest bearing transaction accounts. The subsidiary banks continued to see decreases in service charges associated with the program commonly referred to as the “courtesy overdraft” program. This is the result of customer’s choice not to participate in the subsidiary bank’s automatic overdraft protection coupled with better management, by customers, of their accounts.

Net insurance earnings and commissions decreased $37,000 from 2010 to 2011. Insurance earnings for the Company consist of commissions earned by the subsidiary banks on life and accident and health insurance sold in relation to the extension of credit and insurance revenues, net of benefits paid, expense allowances and policy and claim reserves earned by the life insurance subsidiary. As the Company’s balances of installment loans and the volume of installment loans, which are primary markets for credit life and accident and health insurance, have decreased over the past several years, gross revenues from insurance earnings have decreased. In relation to this decrease, required policy reserves have also declined. The table below illustrates the components of insurance commissions and income for 2010 and 2011 (in thousands of dollars), which is reported as other operating income.

	2011	2010	Increase (Decrease)
Revenues
Gross commissions and insurance revenues	$123	$158	$(35)

Expenses
Benefits Paid	17	8	9
Changes in required policy and claim reserves	(43)	(55)	12
Expense allowance	49	68	(19)
Total Expenses	23	21	(2)

Net insurance income	$100	$137	$(37)

Non-interest Expense

2011 compared to 2010

Non-interest expense increased 0.27% in 2011 as compared to 2010.

Changes in salary and benefits expense

The following table compares the components of salary and benefits expense for the twelve month periods ended December 31, 2011 and 2010 (in thousands of dollars):

Salary and Benefits Expense

	2011	2010	Increase (Decrease)
Employee salaries	$4,450	$4,493	$(43)
Employee benefit insurance	1,165	1,117	48
Payroll taxes	359	351	8
Deferred loan origination costs	(198)	0	(198)
Non-recurring post retirement adjustment	(70)	0	(70)
Post retirement plans	719	975	(256)
Total	$6,425	$6,936	$(511)

The decrease of 7.37% in employee related cost during 2011 compared to 2010 is mainly the result of the implementation of the Financial Accounting Standard ASC 310-20 Nonrefundable Fees and Other Costs. The Company began deferral of costs associated with loan origination at the beginning of 2011 and is amortizing the cost over the life of the loan. Additionally, the Company did not contribute to the discretionary employee stock ownership plan or the profit sharing plan during 2011 as part of a cost cutting initiative for 2011 which also included a reduction in director fees paid.

Changes in data processing expense

Data processing expense increased 5.09% or $56,000 during 2011 compared to 2010. The increase was driven by a credit received from the Company’s core system vendor during 2010 for an error in billing during the system conversion in the fall of 2009 partially offset by additional costs attributed to increased costs at one of the subsidiary banks as a result of increase in the number of customer deposit accounts, internet banking costs, and a full year of costs during 2011 for a branch location which was not open the full year in 2010.

Changes in occupancy and equipment expense

The following table illustrates the components of occupancy and equipment expense for the twelve month periods ended December 31, 2011 and 2010 (in thousands of dollars):

	2011	2010	Increase (Decrease)
Depreciation of buildings and equipment	$783	$787	$(4)
Maintenance expense on buildings and equipment	344	369	(25)
Utilities expense	144	133	11
Real estate and personal property tax	105	100	5
Other expense related to occupancy and equipment	107	98	9
Total occupancy and equipment expense	$1,483	$1,487	$(4)

Occupancy and equipment expenses decreased 0.3% during 2011 compared to 2010. Increases in utilities and taxes were offset by decreases in maintenance expenses.

Other changes in non-interest expense

Director fees decreased by 14.43% during 2011 driven by the number of meetings held during 2011 compared to 2010 and a reduction in fees paid to directors per meeting.

Legal and professional fees decreased by $95,000 or 15.73% from 2010 to 2011 driven by non-recurring legal expenses incurred during 2010 and a reduction in third party internal audit fees compared to 2010.

Office supplies and postage and freight expenses decreased 14.99% or $61,000 during 2011 compared to 2010, largely driven by the reduction of courier services between branches.

FDIC premium expense decreased 21.45% or $142,000 during 2011 compared to 2010 driven by the decreased premiums rates adjusted by the FDIC during 2011.

Loan and foreclosed asset expenses increased 153.35% or $871,000 during 2011 compared to 2010 due to the increased number of foreclosures during 2011, valuation adjustments on foreclosed properties, and increased costs associated with obtaining updated appraisals on impaired relationships.

The table below illustrates components of other non-interest expense for 2011 and 2010 (in thousands of dollars).

Significant other non-interest expense are in the following table:

	2011	2010	Increase (Decrease)
ATM expense	$(109)	$(72)	$(37)
Advertising and marketing expense	150	158	(8)
Amortization of intangible assets	187	190	(3)
Franchise taxes	116	96	20
Miscellaneous components of other non-interest expense	590	584	6
Total	$934	$956	$(22)

Securities Portfolio

The Company’s securities portfolio serves several purposes. Portions of the portfolio are used to secure certain public deposits. The remaining portfolio is held as investments or used to assist the Company in liquidity and asset liability management. Total securities, including restricted securities, represented 10.22% of total assets and 99.10% of total shareholders’ equity at December 31, 2011.

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

The Company identifies at the time of acquisition those securities that are available for sale. These securities are valued at their market value with any difference in market value and amortized cost shown as an adjustment in stockholders' equity. Changes within the year in market values are reflected as changes in other comprehensive income, net of the deferred tax effect. As of December 31, 2011, the fair value of the securities available for sale exceeds their cost basis by $430,000 ($271,000 after tax effect of $159,000).

The table below summarizes the carrying value of the Company’s securities at December 31, 2011, 2010 and 2009 (in thousands of dollars):

	Available for Sale
	Carrying Value
	December 31,
	2011	2010	2009
U.S. Treasuries and Agencies	$21,932	$9,258	$12,426
Mortgage backed securities	5,604	5,651	5,836
Collateralized mortgage obligations	3,413	1,764	0
State and municipals	2,698	2,157	3,946
Certificates of deposit	5,910	6,465	4,703
Marketable equities	0	29	25
Total	$39,557	$25,324	$26,936

The carrying amount and estimated market value of securities (in thousands of dollars) at December 31, 2011 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value	Equivalent Average Yield

Securities Available for Sale
Due in next twelve months	$9,495	$9,572	1.80%
Due after one year through five	20,788	20,968	1.39%
Due beyond five years	3,388	3,413	2.14%
Mortgage backed securities	5,456	5,604	2.48%
Total Available For Sale	$39,127	$39,557	1.71%

Yields on tax exempt securities are stated at actual yields.

Any changes in market values of securities deemed by management to be attributable to reasons other than changes in market rates of interest would be recorded through results of operations. It is the Company’s determination that all securities held at December 31, 2011 which have fair values less than the amortized cost, have these gross unrealized losses related to increases in the current interest rates for similar issues of securities, and that no material impairment for any securities in the portfolio exists because of downgrades of the securities or as a result of a change in the financial condition of any of the issuers. A summary of the length of time of unrealized losses for all securities held at December 31, 2011 can be found in the footnotes to the consolidated financial statements. The Company reviews all securities with unrealized losses, and all securities in the portfolio on a regular basis to determine whether the potential for other than temporary impairment exists. One of the criteria for making this determination is the rating given to each bond by the major ratings agencies, Moody’s and Standard & Poors.

A summary of the Company’s securities portfolio at December 31, 2011, based on the ratings of the securities in the portfolio given by these ratings agencies, is shown below (in thousands of dollars):

		Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
Ratings Provided by Ratings Agencies
Moody’s	S&P

U.S. Treasuries and Agencies
Aaa	AA+	$17,655	$158	$4	$17,809
No Rating	No Rating	4,086	37	0	4,123

Mortgage Backed Securities
MBS Agency	MBS Agency	5,456	151	$3	5,604

Commercial Mortgage Obligations
MBS Agency	MBS Agency	3,387	37	11	3,413

State and Municipals
Aa3	AA-	951	43	0	994
Aa2	AA	1,094	9	0	1,103
No Rating	AA-	402	4	0	406
No Rating	No Rating	195	0	0	195

Deposits

The Company’s primary source of funds is local deposits. The Company's deposit base is comprised of demand deposits, savings and money market accounts and other time deposits. The majority of the Company's deposits are provided by individuals and businesses located within the communities served.

Total balances of deposits increased 0.4% from December 31, 2010 to December 31, 2011.

A summary of the maturity range of time deposits over $100,000 is as follows (in thousands of dollars):

	At December 31,
	2011	2010	2009
Three months or less	$10,472	$11,725	$11,133
Four to twelve months	32,040	36,431	36,512
One year to three years	22,066	22,419	23,447
Four years to five years	9,534	4,428	4,504
Total	$74,112	$75,003	$75,596

Debt Instruments

Long-Term Borrowings

The Company borrows funds from the Federal Home Loan Bank (“FHLB”) to reduce market rate risks or to provide operating liquidity. The Company typically will initiate these borrowings in response to a specific need for managing market risks or for a specific liquidity need and will attempt to match features of these borrowings to best suit the specific need. Therefore, the borrowings on the Company’s balance sheet as of December 31, 2011 and throughout the twelve month period ended December 31, 2011 have varying features of amortization or single payment with periodic, regular interest payment and also have interest rates which vary based on the terms and on the features of the specific borrowing. More information regarding the Company’s FHLB advances can be found in Note Thirteen of the consolidated financial statements.

Short-Term Borrowings

As it becomes necessary for short-term liquidity needs and when beneficial for assisting in managing profitability the Company will periodically utilize either the FHLB or other available credit facilities for overnight or other short term borrowings. The use of short-term debt instruments is not a frequently utilized borrowing mechanism of the Company; however, during the third quarter of 2010, circumstances prescribed use of these borrowing facilities. At December 31, 2011, the Company had no balance in overnight and other short-term borrowings.

Capital Resources

The assessment of capital adequacy depends on a number of factors such as asset quality, liquidity, earnings performance and changing competitive conditions and economic forces. The Company seeks to maintain a strong capital base to support growth and expansion activities, to provide stability to current operations, and to promote public confidence.

The Company’s capital position continues to exceed regulatory minimums. The primary indicators relied on by the Federal Reserve Board and other bank regulators in measuring strength of capital position are the Tier 1 Capital, Total Capital and Leverage ratios. Tier 1 Capital consists of common stockholders' equity adjusted for unrealized gains and losses on securities. Total Capital consists of Tier 1 Capital and a portion of the allowance for loan losses. Risk-based capital ratios are calculated with reference to risk-weighted assets, which consist of both on and off-balance sheet risks.

The capital management function is an ongoing process. The Company looks first and foremost to maintain capital levels adequate to satisfy regulatory requirements through earnings retention. The maintenance of capital adequacy is weighed against the management of capital for satisfactory return on equity, typically via use of dividends and/or share repurchases. During 2011, the Company’s capital position increased $306,000 versus the decrease of $54,000 during 2010. The return on average equity was 3.41% in 2011 compared to 4.00% for 2010. Total cash dividends declared represented 43.25% of net income for 2011 compared to 87.39% for 2010. Book value per share was $31.17 at December 31, 2011 compared to $30.94 at December 31, 2010.

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

The Company’s operating funds, funds with which to pay shareholder dividends and funds for the exploration of new business ventures have been supplied primarily through dividends paid by the Company’s two subsidiary Banks, Capon Valley Bank and The Grant County Bank. The various regulatory authorities impose restrictions on dividends paid by a state bank. A state bank cannot pay dividends without the consent of the relevant banking authorities in excess of the total net profits of the current year and the combined retained profits of the previous two years. As of December 31, 2011, the subsidiary Banks could pay dividends to the Company of approximately $3,307,000 without permission of the regulatory authorities.

Effects of Inflation

Inflation primarily affects industries having high levels of property, plant and equipment or inventories. Although the Company is not significantly affected in these areas, inflation does have an impact on the growth of assets. As assets grow rapidly, it becomes necessary to increase equity capital at proportionate levels to maintain the appropriate equity to asset ratios. Traditionally, the Company’s earnings and high capital retention levels have enabled the Company to meet these needs.

The Company’s reported earnings results have been minimally affected by inflation. The different types of income and expense are affected in various ways. Interest rates are affected by inflation, but the timing and magnitude of the changes may not coincide with changes in the consumer price index. The Company actively monitors interest rate sensitivity in order to minimize the effects of inflationary trends on interest rates. Other areas of non-interest expenses may be more directly affected by inflation.

Item7A.	Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 8.	Financial Statements and Supplementary Data

HIGHLANDS BANKSHARES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands of dollars)

	December 31, 2011	December 31, 2010
ASSETS
Cash and due from banks	$9,321	$8,282
Interest bearing deposits in banks	2,329	3,532
Federal funds sold	11,253	5,836
Investment securities available for sale	39,557	25,324
Restricted investments, at cost	1,741	2,087
Loans	313,056	329,336
Allowance for loan losses	(6,111)	(5,407)
Bank premises and equipment, net of depreciation	9,411	9,901
Interest receivable	1,513	1,791
Investment in life insurance contracts	7,300	7,031
Foreclosed assets, net of valuation allowance	7,070	4,700
Goodwill	1,534	1,534
Other intangible assets, net of amortization	660	830
Other assets	5,560	5,123
Total Assets	$404,194	$399,900

LIABILITIES
Deposits
Non-interest bearing deposits	$61,710	$54,693
Interest bearing transaction and savings accounts	82,915	77,392
Time deposits over $100,000	74,112	75,003
All other time deposits	125,335	135,724
Total Deposits	344,072	342,812

Long term debt instruments	11,245	9,393
Accrued expenses and other liabilities	7,203	6,327
Total Liabilities	362,520	358,532

STOCKHOLDERS’ EQUITY
Common Stock, $5 par value, 3,000,000 shares authorized, 1,436,874 shares issued, 1,336,873 shares outstanding	7,184	7,184
Surplus	1,662	1,662
Treasury stock (100,001 shares, at cost)	(3,372)	(3,372)
Retained earnings	37,955	37,165
Other accumulated comprehensive income (loss)	(1,755)	(1,271)
Total Stockholders’ Equity	41,674	41,368

Total Liabilities and Stockholders’ Equity	$404,194	$399,900

The accompanying notes are an integral part of these financial statements

HIGHLANDS BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands of Dollars, Except Per Share Data)

	Twelve Months Ended December 31
	2011	2010
Interest Income
Interest and fees on loans	$20,448	$22,144
Interest on federal funds sold	18	14
Interest on deposits in other banks	6	8
Interest and dividends on securities	658	731
Total Interest Income	21,130	22,897

Interest Expense
Interest on deposits	4,145	5,740
Interest on borrowed money	438	474
Total Interest Expense	4,583	6,214

Net Interest Income	16,547	16,683

Provision for Loan Losses	3,624	3,487

Net Interest Income After Provision for Loan Losses	12,923	13,196

Non-interest Income
Service charges	1,441	1,559
Life insurance investment income	325	120
Gains on securities transactions	15	52
Other non-interest income	371	414
Total Non-interest Income	2,152	2,145

Non-interest Expense
Salaries and employee benefits	6,425	6,936
Occupancy and equipment expense	1,483	1,487
Data processing expense	1,157	1,101
Directors fees	332	388
Legal and professional fees	509	604
Office supplies, postage and freight expense	346	407
FDIC premiums	520	662
Loan and foreclosed asset expense	505	426
Losses on sale of foreclosed property	22	54
Losses on impairment of other real estate	912	88
Other non-interest expense	934	956
Total Non-interest Expense	13,145	13,109

Income Before Provision For Income Taxes	1,930	2,232

Provision for Income Taxes	538	640

Net Income	$1,392	$1,592

Per Share Data
Net Income	$1.04	$1.19
Cash Dividends	$0.45	$1.04
Weighted Average Common Shares Outstanding	1,336,873	1,336,873

The accompanying notes are an integral part of these financial statements.

HIGHLANDS BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Twelve Months Ended December 31, 2011 and 2010

(In Thousands of Dollars)

	Common Stock	Surplus	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balances at December 31, 2009	$7,184	$1,662	($3,372)	$36,963	($1,015)	$41,422

Comprehensive Income
Net Income				1,592		1,592
Other comprehensive income, net of tax:
Actuarial gain/(loss) on defined pension benefit plan, net of tax of $86					(146)
Unrealized gains or losses on investment securities available for sales, net of tax of $45					(77)
(Gain) on sale of securities, net of tax $19 – reclassification adjustment					(33)
Other comprehensive income, net of tax of $150					(256)	(256)
Total Comprehensive Income						1,336

Dividends Paid				(1,390)		(1,390)
Balances December 31, 2010	$7,184	$1,662	($3,372)	$37,165	($1,271)	$41,368

Balances at December 31, 2010	$7,184	$1,662	($3,372)	$37,165	($1,271)	$41,368

Comprehensive Income
Net Income				1,392		1,392
Other comprehensive income, net of tax:
Actuarial (loss) on defined pension benefit plan, net of tax of $317					(540)
Unrealized gains or losses on investment securities available for sales, net of tax $38					65
(Gain) on sale of securities, net of tax of $5 - reclassification adjustment					(9)
Other comprehensive income, net of tax of $284					(484)	(484)
Total Comprehensive Income						908

Dividends Paid				(602)		(602)
Balances December 31, 2011	$7,184	$1,662	($3,372)	$37,955	($1,755)	$41,674

The accompanying notes are an integral part of these financial statements

HIGHLANDS BANKSHARES, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (In Thousands of Dollars)

	Twelve Months Ended December 31
	2011	2010
Cash Flows From Operating Activities
Net Income	$1,392	$1,592
Adjustments to reconcile net income to net cash provided by operating activities
(Gains) on securities transactions	(15)	(52)
Losses on sale of foreclosed property	22	52
Depreciation	783	787
Income from life insurance contracts	(325)	(120)
Net amortization of securities premiums	256	141
Provision for loan losses	3,624	3,487
Write-down on foreclosed assets	912	159
Deferred income tax (benefit) expense	(576)	(483)
Amortization of intangibles	187	190
Decrease in interest receivable	278	117
Decrease in other assets	440	857
Increase in accrued expenses	44	526
Net Cash Provided by Operating Activities	7,022	7,253

Cash Flows From Investing Activities
Proceeds from sale of foreclosed assets and fixed assets	1,130	834
Proceeds from maturity of securities available for sale	2,915	19,650
Proceeds from sale of securities available for sale	9,087	0
Purchase of securities available for sale	(26,390)	(18,297)
Net change in other investments	346	98
Net change in interest bearing deposits in other banks	1,203	(1,652)
Net change in federal funds sold	(5,417)	3,100
Net decrease in loans	8,926	1,524
Purchase of property and equipment	(293)	(1,362)
Net Cash (Used in) Provided by Investing Activities	(8,493)	3,895

Cash Flows From Financing Activities
Net change in time deposits	(11,280)	(13,719)
Net change in other deposit accounts	12,540	6,654
Proceeds from long term borrowing	3,500	0
Repayment of long term borrowings	(1,648)	(1,473)
Dividends paid in cash	(602)	(1,390)
Net Cash Provided by (Used in) Financing Activities	2,510	(9,928)
Net increase in Cash and Cash Equivalents	1,039	1,220
Cash and Cash Equivalents, Beginning of Period	8,282	7,062
Cash and Cash Equivalents, End of Period	$9,321	$8,282

Supplemental Disclosures
Cash paid for income taxes	$1,132	$743
Cash paid for interest	$4,712	$6,382
Noncash Investing and Financing Activities for other real estate acquired in settlement of loans	$4,434	$2,522

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

(b)	Use of Estimates in the Preparation of Financial Statements

In preparing the consolidated financial statements in conformity with accounting principles generally accepted in the United States, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimates. A material estimate that is particularly susceptible to significant changes in the near term is the determination of the allowance for loan losses, which is sensitive to changes in local economic conditions, deferred tax and the fair value of financial instruments.

(c)	Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, cash and cash equivalents include cash on hand and non-interest bearing funds at correspondent institutions.

(d)	Foreclosed Real Estate

Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at the lower of the loan balance or fair value, less cost to sell, at the date of foreclosure, establishing a new cost basis. Capitalized costs include accrued interest, and any costs that significantly improve the value of the properties. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the loser of carrying amount or the fair value less cost to sell. Gains and losses resulting from the sale or write-down of foreclosed real estate are recorded in other expenses. Revenue and expenses from operations and changes in the valuation allowance are also included in other operating expenses.

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

Investment securities are impaired when fair value is less than cost. An impairment is considered “other than temporary” if any of the following conditions are met: the Company intends to sell the security, it is more likely than not that the entity will be required to sell the security before the recovery of its amortized cost basis, or the Company does not expect to recover the security’s entire amortized cost basis (even if the entity does not intend to sell). The Company does not have any securities impairment that is considered “other than temporary” at December 31, 2011 and 2010.

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

Advertising costs are expensed as they are incurred. Advertising expense for the years ended December 31, 2011 and 2010 was $150,000 and $ 158,000, respectively.

(m)	Goodwill and Other Intangible Assets

In accordance with authoritative accounting guidance, goodwill resulting from the purchase of a bank is not amortized over an estimated useful life, but is tested at least annually for impairment. Core deposit and other intangible assets include premiums paid for acquisitions of core deposits (core deposit intangibles) and other identifiable intangible assets. Intangible assets other than goodwill, which are determined to have finite lives, are amortized based upon the estimated economic benefits received, which is ten years for the core deposit intangibles.

Core deposit and other intangible assets include premiums paid for acquisitions of core deposits (core deposit intangibles) and other identifiable intangible assets related to business acquisitions. In addition to the intangible assets associated with the purchase of banking organizations, the Company also carries intangible assets related to the purchase of certain naming rights to a performing arts center in Petersburg, WV. This intangible asset is being amortized over four years.

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

At December 31, 2011 there were no unrecognized tax benefits.

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

In July 2010, the FASB issued ASU 2010-20, “Receivables (Topic 310) – Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.”  The new disclosure guidance significantly expands the existing requirements and will lead to greater transparency into an entity’s exposure to credit losses from lending arrangements.  The extensive new disclosures of information as of the end of a reporting period became effective for both interim and annual reporting periods ending on or after December 15, 2010.  Specific disclosures regarding activity that occurred before the issuance of the ASU, such as the allowance roll forward and modification disclosures, will be required for periods beginning on or after December 15, 2010.  The Company has included the required disclosures in its consolidated financial statements.

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

The Securities Exchange Commission (SEC) issued Final Rule No. 33-9002, “Interactive Data to Improve Financial Reporting.” The rule requires companies to submit financial statements in extensible business reporting language (XBRL) format with their SEC filings on a phased-in schedule. Large accelerated filers and foreign large accelerated filers using U.S. generally accepted accounting principles (GAAP) were required to provide interactive data reports starting with their first quarterly report for fiscal periods ending on or after June 15, 2010. All remaining filers were required to provide interactive data reports starting with their first quarterly report for fiscal periods ending on or after June 15, 2011. The Company has submitted financial statements in extensible business reporting language (XBRL) format with their SEC filings in accordance with the phased-in schedule.

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

In January 2011, the FASB issued ASU 2011-01, “Receivables (Topic 310) – Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings.” The amendments in this ASU temporarily delayed the effective date of the disclosures about troubled debt restructurings in Update 2010-20 for public entities. The delay was intended to allow the Board time to complete its deliberations on what constitutes a troubled debt restructuring. The effective date of the new disclosures about troubled debt restructurings for public entities and the guidance for determining what constitutes a troubled debt restructuring was effective for interim and annual periods ending after June 15, 2011. The Company has adopted ASU 2011-01 and included the required disclosures in its consolidated financial statements.

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

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820) – Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” This ASU is the result of joint efforts by the FASB and International Accounting Standards Board (IASB) to develop a single, converged fair value framework on how (not when) to measure fair value and what disclosures to provide about fair value measurements. The ASU is largely consistent with existing fair value measurement principles in U.S. GAAP (Topic 820), with many of the amendments made to eliminate unnecessary wording differences between U.S. GAAP and International Financial Reporting Standards (IFRS). The amendments are effective for interim and annual periods beginning after December 15, 2011 with prospective application. Early application is not permitted. The Company is currently assessing the impact that ASU 2011-04 will have on its consolidated financial statements.

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

In September 2011, the FASB issued ASU 2011-08, “Intangible – Goodwill and Other (Topic 350) – Testing Goodwill for Impairment.”  The amendments in this ASU permit an entity to first assess qualitative factors related to goodwill to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill test described in Topic 350.  The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent.  Under the amendments in this ASU, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount.  The amendments in this ASU are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued.  The Company is currently assessing the impact that ASU 2011-08 will have on its consolidated financial statements.

In December 2011, the FASB issued ASU 2011-11, “Balance Sheet (Topic 210) – Disclosures about Offsetting Assets and Liabilities.” This ASU requires entities to disclose both gross information and net information about both instruments and transactions eligible for offset in the balance sheet and instruments and transactions subject to an agreement similar to a master netting arrangement. An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. The Company is currently assessing the impact that ASU 2011-11 will have on its consolidated financial statements.

In December 2011, the FASB issued ASU 2011-12, “Comprehensive Income (Topic 220) – Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.” The amendments are being made to allow the Board time to redeliberate whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. While the Board is considering the operational concerns about the presentation requirements for reclassification adjustments and the needs of financial statement users for additional information about reclassification adjustments, entities should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before ASU 2011-05. All other requirements in ASU 2011-05 are not affected by ASU 2011-12, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. Public entities should apply these requirements for fiscal years, and interim periods within those years, beginning after December 15, 2011. Nonpublic entities should begin applying these requirements for fiscal years ending after December 15, 2012, and interim and annual periods thereafter. The Company is currently assessing the impact that ASU 2011-12 will have on its consolidated financial statements.

No other recent accounting pronouncements had a material impact on the Company’s consolidated financial statements, and it is believed that none will have a material impact on the Company’s operations in future years.

NOTE THREE: SECURITIES

The income derived from taxable and non-taxable securities for the years ended December 31, 2011 and 2010 is shown below (in thousands of dollars):

	Year Ended December 31,
	2011	2010
Investment securities, taxable	$608	$625
Investment securities, non-taxable	50	106

The carrying amount and estimated fair value of securities available for sale at December 31, 2011 and 2010 are as follows (in thousands of dollars):

 Available for Sale Securities

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
December 31, 2011

U.S. Treasuries and Agencies	$21,741	$195	$4	$21,932
Mortgage backed securities	5,456	151	3	5,604
Collateralized mortgage obligations	3,387	37	11	3,413
State and municipals	2,642	56	0	2,698
Certificates of deposit	5,901	15	6	5,910
Total Securities Available for Sale	$39,127	$454	$24	$39,557

December 31, 2010

U.S. Treasuries and Agencies	$9,132	$133	$7	$9,258
Mortgage backed securities	5,505	153	7	5,651
Collateralized mortgage obligations	1,764	0	0	1,764
State and municipals	2,123	34	0	2,157
Certificates of deposit	6,442	25	2	6,465
Marketable equities	15	14	0	29
Total Securities Available for Sale	$24,981	$359	$16	$25,324

The carrying amount and fair value of securities at December 31, 2011, by contractual maturity are shown below (in thousands of dollars). Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value

Securities Available for Sale
Due in next twelve months	$9,495	$9,572
Due after one year through five	20,788	20,968
Due beyond five years	3,388	3,413
Mortgage backed securities	5,456	5,604
Total Available For Sale	$39,127	$39,557

Securities having a carrying value of $9,449,000 at December 31, 2011 and $7,195,000 at December 31, 2010 were pledged to secure public deposits and for other purposes required by law.

Information pertaining to securities with gross unrealized losses at December 31, 2011 and 2010, aggregated by investment category and length of time that individual securities have been in a continuous loss position is shown in the table below (in thousands of dollars):

	Total		Less than 12 Months		12 Months or Greater
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
December 31, 2011
Investment Category
U.S. Treasuries and Agencies	$2,494	$(4)	$2,494	$(4)	$0	$0
Mortgage backed securities	1,007	(3)	1,007	(3)	0	0
Collateralized mortgage obligations	904	(11)	904	(11)	0	0
Certificates of deposit	943	(6)	943	(6)	0	0
Total	$5,348	$(24)	$5,348	$(24)	$0	$0

December 31, 2010
Investment Category
U.S. Treasuries and Agencies	$993	$(7)	$993	$(7)	$0	$0
Mortgage backed securities	2,283	(7)	2,283	(7)	0	0
Collateralized mortgage obligations	827	0	827	0
Certificates of deposit	494	(2)	494	(2)	0	0
Total	$4,597	$(16)	$4,597	$(16)	$0	$0

The number of securities available for sale that were in an unrealized loss position at December 31, 2011 is summarized in the table below:

	Total	Loss Position less than 12 Months	Loss Position greater than 12 Months
U.S. Treasuries and Agencies	2	2	0
Mortgage backed securities	1	1	0
Collateralized mortgage obligations	1	1	0
Certificates of deposit	4	4	0
Total	8	8	0

It is management’s determination that all securities held at December 31, 2011, which have fair values less than the amortized cost, have gross unrealized losses related to increases in the current interest rates for similar issues of securities, and that no material impairment for any securities in the portfolio exists because of downgrades of the securities or as a result of a change in the financial condition of any of the issuers.

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

NOTE FIVE: LOANS

Loans outstanding as of December 31, 2011 and 2010 are summarized as follows (in thousands of dollars):

	2011	2010
Commercial	$101,517	$97,089
Real Estate Construction	23,711	33,746
Real Estate Mortgage	162,214	168,226
Consumer Installment	25,614	30,275
Total Loans	$313,056	$329,336

The following is a summary of information pertaining to impaired loans by portfolio segment at December 31, 2011 and 2010 (in thousands of dollars):

Impaired Loans

As of December 31, 2011

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized

With no related allowance recorded:
Commercial Mortgage	$21,160	$21,160	$0	$23,065	$1,287
Commercial Other	261	261	0	300	23
Consumer Mortgage	930	930	0	940	49
Sub-total	$22,351	$22,351	$0	$24,305	$1,359
With an allowance recorded:
Commercial Mortgage	5,383	5,383	1,018	5,468	125
Commercial Other	430	430	167	475	23
Consumer Mortgage	1,036	1,036	328	1,036	42
Sub-total	$6,849	$6,849	$1,513	$6,979	$190
Total
Commercial Mortgage	26,543	26,543	1,018	28,534	1,412
Commercial Other	691	691	167	775	46
Consumer Mortgage	1,966	1,966	328	1,976	91
Total	$29,200	$29,200	$1,513	$31,285	$1,549

Impaired Loans

As of December 31, 2010

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized

With no related allowance recorded:
Commercial Mortgage	$18,455	$18,455	$0	$26,557	$137
Commercial Other	840	840	0	1,159	13
Consumer Mortgage	253	253	0	256	2
Sub-total	$19,548	$19,548	$0	$27,972	$152
With an allowance recorded:
Commercial Mortgage	5,692	5,692	904	6,871	272
Commercial Other	148	148	21	203	19
Sub-total	$5,840	$5,840	$925	$7,074	$291
Total
Commercial Mortgage	24,147	24,147	904	33,428	409
Commercial Other	988	988	21	1,362	32
Consumer Mortgage	253	253	0	256	2
Total	$25,388	$25,388	$925	$35,046	$443

No loans were identified as impaired with potential loss as of December 31, 2011 or December 31, 2010 for which an allowance was not provided. The table above includes troubled debt restructurings (TDR) of $14,152,000 and $5,607,000 as of December 31, 2011 and December 31, 2010, respectively. Loans are identified as TDR if concessions are made related to the terms of the loan beyond regular lending practices in response to a borrower’s financial condition. Restructured loans performing in accordance with modified terms consist of twenty commercial mortgages and fifteen consumer mortgages. Restructured loans not performing in accordance with modified terms consist of six commercial mortgages and seven consumer mortgages. These loans were balloon renewals or restructurings of borrowers experiencing financial difficulties at either current market rates for borrowers not experiencing financial difficulties, were modified to reduce interest rates, or provide for interest-only payment periods. These loans did not have any additional commitments to extend credit at December 31, 2011.

Balances of non-accrual loans at December 31, 2011 and December 31, 2010 are shown below (in thousands of dollars):

	December 31, 2011	December 31, 2010
Loans on non-accrual status
Commercial Mortgage	$4,152	$2,215
Commercial Other	295	139
Consumer Mortgage	3,526	4,240
Consumer Other	48	385
Total non-accrual loans	$8,021	$6,979

Certain loans identified as impaired are placed into non-accrual status, based upon the loan’s performance compared with contractual terms. Not all loans identified as impaired are placed into non-accrual status. The interest on loans identified as impaired and placed into non-accrual status that was not recognized as income throughout the year (foregone interest) was $396,000 and $427,000 in 2011 and 2010, respectively.

The following table presents the contractual aging of the recorded investment in past due loans by class as of December 31, 2011 and December 31, 2010 (in thousands of dollars):

Age Analysis of Past Due Financing Receivables

As of December 31, 2011

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing

Commercial - Mortgage	$3,541	$1,490	$3,599	$8,630	$130,744	$139,374	$212
Commercial -Other	313	27	297	637	13,072	13,709	11
Consumer - Mortgage	4,317	2,770	3,120	10,207	126,265	136,472	269
Consumer - Other	738	300	65	1,103	22,398	23,501	44
Total	$8,909	$4,587	$7,081	$20,577	$292,479	$313,056	$536

Age Analysis of Past Due Financing Receivables

As of December 31, 2010

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing

Commercial - Mortgage	$3,691	$663	$2,188	$6,542	$136,354	$142,896	$301
Commercial -Other	234	396	46	676	14,361	15,037	46
Consumer - Mortgage	5,391	2,952	4,089	12,432	130,073	142,505	397
Consumer - Other	917	580	171	1,668	27,230	28,898	122
Total	$10,233	$4,591	$6,494	$21,318	$308,018	$329,336	$866

Troubled Debt Restructurings:

The following tables present the Company’s loans restructured during the twelve month reporting period ending December 31, 2011 considered troubled debt restructuring by loan type (in thousands of dollars except number of contracts):

	Troubled Debt Restructurings
	For the twelve month period ended December 31, 2011
	Number of Contacts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Commercial Mortgage	20	$12,039	$11,874
Commercial Other	3	469	466
Consumer Mortgage	9	1,569	1,595
Total	32	$14,077	$13,935

The following table presents the Company’s restructured loans for which there was a payment default during the twelve month reporting period ended December 31, 2011:

	Defaulted Troubled Debt Restructurings
	For the twelve month period ended December 31, 2011
	Number of Contacts	Recorded Investment	Allowance associated with Defaulted TDR’s
Troubled debt restructurings:
Commercial Mortgage	5	$1,826	$405
Commercial Other	4	431	85
Consumer Mortgage	7	641	62
Total	16	$2,898	$552

NOTE SIX: EARNINGS PER SHARE

Earnings per share represents income available to common stockholders divided by the weighted average number of common shares outstanding during the period. During 2011 and 2010, there were no changes to the outstanding shares of common stock.

NOTE SEVEN: ALLOWANCE FOR LOAN LOSSES

A summary of the changes in the allowance for loan losses for the years ended December 31, 2011 and 2010 is shown below (in thousands of dollars):

	2011	2010
Balance at beginning of year	$5,407	$4,021
Provision charged to operating expenses	3,624	3,487
Loan recoveries	502	646
Loans charged off	(3,422)	(2,747)
Balance at end of year	$6,111	$5,407

Allowance for Loan Losses as percentage of outstanding loans at year end	1.95%	1.64%

Allowance for Credit Losses and Recorded Investment in Financing Receivables

For the Year Ended December 31, 2011

	Commercial Mortgage	Commercial Other	Consumer Mortgage	Consumer Other	Unallocated	Total

Allowance for Credit Losses:
Beginning Balance 12/31/2010	$1,345	$887	$1,662	$968	$545	$5,407
Charge-offs	2,322	163	565	372	0	3,422
Recoveries	129	137	15	221	0	502
Provision	3,746	(396)	847	(389)	(184)	3,624
Ending Balance 12/31/2011	$2,898	$465	$1,959	$428	$361	$6,111
Ending Balance: individually evaluated for impairment	1,018	167	328	0	0	1,513
Ending Balance: collectively evaluated for impairment	1,880	298	1,631	428	361	4,598

Financing Receivables:
Ending Balance	139,374	13,709	136,472	23,501	0	313,056
Ending Balance: individually evaluated for impairment	26,543	691	1,966	0	0	29,200
Ending Balance: collectively evaluated for impairment	$112,831	$13,018	$134,506	$23,501	$0	$283,856

Allowance for Credit Losses and Recorded Investment in Financing Receivables

For the Year Ended December 31, 2010

	Commercial Mortgage	Commercial Other	Consumer Mortgage	Consumer Other	Unallocated	Total

Allowance for Credit Losses:
Ending Balance 12/31/2010	$1,345	$887	$1,662	$968	$545	$5,407
Ending Balance: individually evaluated for impairment	904	21	0	0	0	925
Ending Balance: collectively evaluated for impairment	441	866	1,662	968	545	4,482

Financing Receivables:
Ending Balance	142,896	15,037	142,505	28,898	0	329,336
Ending Balance: individually evaluated for impairment	24,147	988	253	0	0	25,388
Ending Balance: collectively evaluated for impairment	$118,749	$14,049	$142,252	$28,898	$0	$303,948

The following table presents the Company’s loans by internally assigned grades and by loan type for the years ended December 31, 2011 and 2010 (in thousands of dollars).

Credit Quality Indicators

As of December 31, 2011

Credit Risk Profile by Internally Assigned Grade

	Commercial	Commercial	Consumer	Consumer	Total
	Mortgage	Other	Mortgage	Other
Grade:
Excellent	$732	$1,400	$2,437	$2,740	$7,309
Very Good	14,049	607	28,026	4,128	46,810
Pass	70,462	9,693	88,752	14,942	183,849
Pass-Watch	12,050	117	1,106	104	13,377
Special Mention	13,887	1,107	5,449	1,016	21,459
Substandard	28,161	785	9,849	571	39,366
Doubtful	33	0	853	0	886
Loss	0	0	0	0	0
Total	$139,374	$13,709	$136,472	$23,501	$313,056

Credit Quality Indicators

As of December 31, 2010

Credit Risk Profile by Internally Assigned Grade

	Commercial	Commercial	Consumer	Consumer	Total
	Mortgage	Other	Mortgage	Other
Grade:
Excellent	$1,573	$968	$2,964	$2,793	$8,298
Very Good	16,509	1,648	28,611	5,765	52,533
Pass	90,198	8,901	96,776	18,244	214,119
Pass-Watch	3,160	619	1,228	120	5,127
Special Mention	7,262	1,876	6,050	1,526	16,714
Substandard	24,194	1,025	6,747	450	32,416
Doubtful	0	0	0	0	0
Loss	0	0	129	0	129
Total	$142,896	$15,037	$142,505	$28,898	$329,336

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

NOTE EIGHT: BANK PREMISES AND EQUIPMENT

Bank premises and equipment as of December 31, 2011 and 2010 are summarized as follows (in thousands of dollars):

	2011	2010
Land	$2,368	$2,237
Buildings and improvements	9,308	9,445
Furniture and equipment	5,942	5,805

Total Cost	17,618	17,487
Less accumulated depreciation	(8,207)	(7,586)

Net Book Value	$9,411	$9,901

Provisions for depreciation charged to operations during 2011 and 2010 were as follows (in thousands of dollars):

Year	Provision for Depreciation
2011	$783
2010	787

NOTE NINE: RESTRICTIONS ON DIVIDENDS OF SUBSIDIARY BANKS

The principal source of funds of the Company is dividends paid by its subsidiary Banks. The various regulatory authorities impose restrictions on dividends paid by a state bank. A state bank cannot pay dividends (without the consent of state banking authorities) in excess of the total net profits (net income less dividends paid) of the current year to date and the combined retained profits of the previous two years. As of December 31, 2011, the Banks could pay dividends to the Company of approximately $3,307,000 without permission of the regulatory authorities.

NOTE TEN: DEPOSITS

At December 31, 2011, the scheduled maturities of time deposits were as follows (in thousands of dollars):

Year	Amount Maturing
2012	$119,283
2013	34,409
2014	11,569
2015	9,979
2016	24,187
2017	20
Total	$199,447

Included in the table above are CDARS deposits totaling $3,393,000 at December 31, 2011.

Interest expense on time deposits of $100,000 and over aggregated $1,515,000 and $2,020,000 for 2011 and 2010, respectively.

The aggregate amount of demand deposit overdrafts reclassified as loan balances were $180,000 and $214,000 at December 31, 2011 and 2010, respectively.

NOTE ELEVEN: CONCENTRATIONS

The Banks grant commercial, residential real estate and consumer loans to customers located primarily in the eastern portion of the State of West Virginia. Although the Banks have a diversified loan portfolio, a substantial portion of the debtors' ability to honor their contracts is dependent upon the agribusiness, mining, trucking and logging sectors. Collateral required by the Banks is determined on an individual basis depending on the purpose of the loan and the financial condition of the borrower. The ultimate collectability of the loan portfolios is susceptible to changes in local economic conditions. Of the $313,056,000 and $329,336,000 loans held by the Company at December 31, 2011 and 2010, respectively, $273,785,000 and $282,882,000 are secured by real estate.

The Company’s subsidiaries had cash deposited in and federal funds sold to other commercial banks totaling $13,582,000 and $9,368,000 at December 31, 2011 and 2010, respectively. Deposits with other correspondent banks are generally unsecured and have limited insurance under current banking insurance regulations, which management considers to be a normal business risk.

NOTE TWELVE: TRANSACTIONS WITH RELATED PARTIES

During the year, officers and directors (and companies controlled by them) of the Company and subsidiary Banks were customers of and had transactions with the subsidiary Banks in the normal course of business. These transactions were made on substantially the same terms as those prevailing for other customers and did not involve any abnormal risk. The table below summarizes changes to balances of loans and to unused commitments to related parties during the years ended December 31, 2011 and 2010 (in thousands of dollars):

	2011	2010
Loans to related parties, beginning of year	$8,677	$8,402
New loans	9	798
Additions for new executives	0	257
Deletions for former executives	(1,509)	0
Repayments	(538)	(780)
Loans to related parties, end of year	$6,639	$8,677

At December 31, 2011, deposits of related parties including directors, executive officers, and their related interests of the Company and subsidiaries approximated $7,163,000, and at December 31, 2010, deposits of related parties including directors, executive officers, and their related interests of the Company and subsidiaries approximated $8,349,000.

NOTE THIRTEEN: DEBT INSTRUMENTS

The Company has borrowed money from the Federal Home Loan Bank of Pittsburgh (FHLB). This debt consists of both borrowings with terms of maturities of six months or greater and also certain debts with maturities of thirty days or less.

The borrowings with long term maturities may have either single payment maturities or amortize. The various borrowings mature from 2012 to 2020. The interest rates on the various borrowings at December 31, 2011 range from 1.68% to 5.96%. The weighted average interest rate on the borrowings at December 31, 2011 was 3.76%. Repayments of long-term debt are due monthly, quarterly or in a single payment at maturity. The maturities of long-term debt as of December 31, 2011 are as follows (in thousands of dollars):

Year	Balance
2012	$5,597
2013	351
2014	603
2015	0
2016	4,544
Thereafter	150
Total	$11,245

In addition to utilization of the FHLB for borrowings of long term debt, the Company also can utilize the FHLB for overnight and other short term borrowings; however, at December 31, 2011, the Company had no balances in overnight and other short term borrowings. The Company has total borrowing capacity from the FHLB of $73,394,000. The Banks have pledged mortgage loans and securities as collateral on the FHLB borrowings in the approximate amount of $73,394,000 at December 31, 2011.

The subsidiary Banks also have short term borrowing capacity from each of their respective correspondent banks. As of December 31, 2011 the Company has total borrowing capacity from its correspondent banks of $13,500,000. The interest rates on these lines are variable and are subject to change daily based on current market conditions. There were no borrowings outstanding on these lines as of December 31, 2011 or 2010.

NOTE FOURTEEN: INCOME TAX EXPENSE

The Company files an income tax return in the U.S. federal jurisdiction and an income tax return in the State of West Virginia. With few exceptions, the Company is no longer subject to U.S. federal, state or local income tax examinations by tax authorities for years before 2008.

Included in the balance sheet at December 31, 2011 are tax positions related to loan charge offs for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

The components of income tax expense for the years ended December 31, 2011 and 2010 are summarized in the table on the following page (in thousands of dollars):

	2011	2010
Current Expense
Federal	$988	$984
State	126	139
Total Current Expense	1,114	1,123

Deferred Expense (Benefit)
Federal	(526)	(444)
State	(50)	(39)
Total Deferred Expense (Benefit)	(576)	(483)

Income Tax Expense	$538	$640

The deferred tax effects of temporary differences for the years ended December 31, 2011 and 2010 are as follows (in thousands of dollars):

	2011	2010
Provision for loan losses	$(122)	$(519)
OREO deferred costs	(403)	0
Pension Expense	(35)	(91)
Depreciation	(33)	183
Deferred compensation	27	(62)
Miscellaneous	(10)	6
Net increase in deferred income tax benefit	$(576)	$(483)

The net deferred tax assets arising from temporary differences as of December 31, 2011 and 2010 are shown in the table on the following page (in thousands of dollars):

	2011	2010
Deferred Tax Assets
Provision for loan losses	$1,846	$1,725
OREO deferred expenses	401	0
Insurance commissions	15	19
Deferred compensation	957	983
Pension obligation	994	641
Other	10	2
Total Assets	4,223	3,370

Deferred Tax Liabilities

Unrealized gains on securities available for sale	159	125
Depreciation	595	638
Other	1	2
Total Liabilities	755	765

Net Deferred Tax Asset	$3,468	$2,605

The Company has not recorded a valuation allowance for the deferred tax assets as management believes it is more likely than not that they will be ultimately realized.

The following table summarizes the differences between income tax expense and the amount computed by applying the federal statutory rate for the two years ended December 31, 2011 and 2010 (in thousands of dollars):

	2011	2010
Amounts at federal statutory rate	$656	$759
Additions (reductions) resulting from:
Tax exempt income	(38)	(59)
Partially exempt income	(19)	(26)
State income taxes, net	60	28
Income from life insurance contracts	(128)	(43)
Non deductible expenses related to branch acquisitions	54	53
Income tax credits	(37)	0
Other	(10)	(72)

Income tax expense	$538	$640

NOTE FIFTEEN: EMPLOYEE BENEFITS

In addition to an Employee Stock Ownership Plan (ESOP), which provides stock ownership to all employees of the Company, the Company’s two subsidiary Banks, The Grant County Bank (Grant) and Capon Valley Bank (Capon) have separate retirement and profit sharing plans which cover substantially all full time employees at each Bank. A summary of the employee benefits provided by each Bank is provided below. The Company’s ESOP plan provides stock ownership to all employees of the Company. The Plan provides total vesting upon the attainment of seven years of service. Contributions to the plan are made at the discretion of the board of directors and are allocated based on the compensation of each employee relative to total compensation paid by the Company. All shares held by the Plan are considered outstanding in the computation of earnings per share. Shares of Company stock, when distributed, will have restrictions on transferability. Certain executives of both Grant and Capon have post retirement benefits related to the Banks’ investment in life insurance policies (see Note Nineteen). Expenses related to all retirement benefit plans charged to operations totaled $649,000 in 2011 and $976,000 in 2010.

Capon Valley Bank

Capon has a defined contribution pension plan with 401(k) features that is funded with discretionary contributions. Capon matches on a limited basis the contributions of the employees. Investment of employee balances is done through the direction of each employee. Employer contributions are vested over a six-year period.

The Grant County Bank

Grant is a member of the West Virginia Bankers’ Association Retirement Plan (the “Plan”). This Plan is a defined benefit plan with benefits under the Plan based on compensation and years of service with full vesting after seven years of service. Prior to 2002, the Plan’s assets were in excess of the projected benefit obligations and thus Grant was not required to make contributions to the Plan during 2001, 2002, or 2003. Beginning 2004, Grant has been required to make contributions. The contribution expected during 2012 is $1,451,000. At December 31, 2011, Grant has recognized liabilities of $2,715,000 relating to unfunded pension liabilities. As a result of the Plan’s inability to meet expected returns in recent years, a portion of this liability is reflected as a decrease in other comprehensive income of $2,025,000 (net of $1,190,000 tax benefit).

The following table provides a reconciliation of the changes in the Plan’s obligations and fair value of assets as of December 31, 2011 and 2010 using a measurement date of December 31, 2011 and December 31, 2010 respectively (in thousands of dollars):

	2011	2010
Change in Benefit Obligation
Benefit obligation, beginning	$6,011	$5,136
Service Cost	204	188
Interest Cost	325	303
Actuarial Loss (Gain)	472	464
Benefits Paid	(160)	(80)
Benefit obligation, ending	$6,852	$6,011

Accumulated Benefit Obligation	$5,830	$5,037

Change in Plan Assets
Fair value of assets, beginning	$4,249	$3,858
Actual return on assets, net of administrative expenses	(187)	471
Employer contributions	235	0
Benefits paid	(160)	(80)
Fair value of assets, ending	$4,137	$4,249

Funded Status
Fair value of plan assets	$4,137	$4,249
Projected benefit obligation	6,852	6,011
Funded status	(2,715)	(1,762)

Amounts Recognized in the Statements of Financial Position
Accumulated other comprehensive loss	$3,215	$2,356
(Prepaid) pension expense	(500)	(594)
Net liability recognized	$2,715	$1,762

Amounts Recognized in Accumulated Other Comprehensive Income
Unrecognized actuarial loss	$3,215	$2,356

The following table provides the components of the net periodic pension expense for the Plan for the years ended December 31, 2011 and 2010 (in thousands of dollars):

	2011	2010
Service cost	$204	$188
Interest cost	325	303
Expected return on plan assets	(353)	(337)
Recognized net actuarial loss	154	98
Net Periodic Pension Expense	$330	$252

The expected pension expense for 2012 is $282,000. The amount of estimated loss accumulated in other comprehensive income expected to be recognized in net periodic benefit cost in 2012 is $207,000.

The table below summarizes the benefits expected to be paid to participants in the plan (in thousands of dollars):

Year	Expected Benefit Payments
2012	$272
2013	306
2014	356
2015	370
2016	386
Years 2017 – 2021	2,077

The weighted average assumption used in the measurement of Grant’s benefit obligation and net periodic pension expense is as follows:

	2011	2010
Discount rate	5.50%	6.00%
Expected return on plan assets	8.00%	8.00%
Rate of compensation increase	3.00%	3.00%

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

The following table provides the pension plan’s asset allocation as of December 31, 2011 and 2010:

	2011	2010
Equity Securities	60%	59%
Debt Securities	35%	31%
Other	5%	10%

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

Fair Value

The fair value of the Company’s pension plan assets at December 31, 2011 and 2010, by asset category is as follows:

	Fair Value Measurements Using
	Quoted Prices
		In Active
	Balance	Markets for	Significant Other	Significant
	as of	Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
Asset Category	2011	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$17	$17	$0	$0
Equity securities:
U.S. Companies	1,930	1,930
International Companies	556	556
Debt Securities	1,451		1,451
Short Term	183	183
Totals	$4,137	$2,686	$1,451	$0

	Fair Value Measurements Using
	Quoted Prices
		In Active
	Balance	Markets for	Significant Other	Significant
	as of	Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
Asset Category	2010	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$404	$404	$0	$0
Equity securities:
U.S. Companies	1,870	1,870
International Companies	442	442
Debt Securities	1,313		1,313
Short Term	220	220
Totals	$4,249	$2,936	$1,313	$0

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

As of December 31, 2011 and 2010, the Banks had outstanding the following commitments (in thousands of dollars):

	2011	2010
Commitments to extend credit	$10,036	$11,138
Standby letter of credit	352	342

NOTE SEVENTEEN: CHANGES IN OTHER COMPREHENSIVE INCOME

The components of changes in other comprehensive income, net of deferred tax, for the years ended December 31, 2011 and 2010 are as follows (in thousands of dollars):

	Unrealized Gains(losses) on Securities	Defined Benefit Plan Obligation	Total
Balance, December 31, 2009	$323	$(1,338)	$(1,015)
2010 change	(110)	(146)	(256)
Balance, December 31, 2010	213	(1,484)	(1,271)
2011 change	56	(540)	(484)
Balance, December 31, 2011	$269	$(2,024)	$(1,755)

NOTE EIGHTEEN: FAIR VALUE MEASUREMENTS

The Company uses fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. In accordance with the authoritative accounting guidance regarding fair value measurements and disclosures, the fair value of a financial instrument is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value is best determined based on quoted market prices. However, in the event there are no quoted market prices available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument.

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

ASC 820, Fair Value Measurements and Disclosures, defines fair value, establishes a framework for measuring fair value, establishes a three-level valuation hierarchy for disclosure of fair value measurement and enhances disclosure requirements for fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined as follows:

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

Impaired Loans

The fair value measurement guidance applies to loans measured for impairment using the practical expedients permitted by authoritative accounting guidance, including impaired loans measured at an observable market price (if available), or at the fair value of the loan’s collateral (if the loan is collateral dependent). Fair value of the loan’s collateral, when the loan is dependent on collateral, is determined by appraisals or independent valuation which is then adjusted for the estimated cost related to liquidation of the collateral. Fair value of collateral dependent loans are considered level two if the most recent appraisal or independent valuation is complete within the preceding twelve months. Fair value of collateral dependent loans are considered level three if the most recent appraisal or independent valuation is over twelve months old. At December 31, 2011, the Company had impaired loans of $29,200,000 of which $6,849,000 required an allowance of $1,513,000. (see Note Five).

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

The Company, at December 31, 2011, had no liabilities subject to fair value reporting requirements. The tables below summarize assets at December 31, 2011 and 2010 measured at fair value on a recurring basis (in thousands of dollars):

December 31, 2011	Level 1	Level 2	Level 3	Total Fair Value Measurements
U.S. Treasuries and Agencies	$0	$21,932	$0	$21,932
Mortgage backed securities	0	5,604	0	5,604
Collateralized mortgage obligations	0	3,413	0	3,413
States and municipalities	0	2,698	0	2,698
Certificates of deposit	0	5,910	0	5,910
Total Available For Sale Securities	$0	$39,557	$0	$39,557

December 31, 2010	Level 1	Level 2	Level 3	Total Fair Value Measurements
U.S. Treasuries and Agencies	$0	$9,258	$0	$9,258
Mortgage backed securities	0	5,651	0	5,651
Collateralized mortgage obligations	0	1,764	0	1,764
States and municipalities	0	2,157	0	2,157
Certificates of deposit	0	6,465	0	6,465
Marketable equities	0	29	0	29
Total Available For Sale Securities	$0	$25,324	$0	$25,324

The tables below summarize assets at December 31, 2011 and 2010 measured at fair value on a non-recurring basis (in thousands of dollars):

	Level 1	Level 2	Level 3	Total Fair Value Measurements	Twelve Months Ended December 31, 2011 Total gains/(losses)

Other real estate owned	$0	$5,862	$1,208	$7,070	$(912)
Impaired Loans	0	4,771	565	5,336	0
Total	$0	$10,633	$1,773	$12,406	$(912)

					Twelve Months Ended December 31, 2010
	Level 1	Level 2	Level 3	Total Fair Value Measurements	Total Gains/(Losses)
Other real estate owned	$0	$1,042	$3,658	$4,700	$(88)
Impaired Loans	$0	$0	$4,915	$4,915	$0
Total	$0	$1,042	$8,573	$9,615	$(88)

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

Interest Payable and Receivable

The carrying values of interest receivable and payable are reasonable estimates of fair value.

Life Insurance

The carrying amount of life insurance contracts is assumed to be a reasonable fair value. Life insurance contracts are carried on the balance sheet at their redemption value as of December 31, 2011 and 2010. This redemption value is based on existing market conditions and therefore represents the fair value of the contract.

Off-Balance-Sheet Items

The carrying amount and estimated fair value of off-balance-sheet items were not material at December 31, 2011 or 2010.

The carrying amount and estimated fair values of financial instruments as of December 31, 2011 and 2010 are shown in the table below (in thousands of dollars):

	December 31, 2011		December 31, 2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets:
Cash and due from banks	$9,321	$9,321	$8,282	$8,282
Interest bearing deposits	2,329	2,329	3,532	3,532
Federal funds sold	11,253	11,253	5,836	5,836
Securities available for sale	39,557	39,557	25,324	25,324
Restricted investments	1,741	1,741	2,087	2,087
Loans, net	306,945	307,629	323,929	324,780
Interest receivable	1,513	1,513	1,791	1,791
Life insurance contracts	7,300	7,300	7,031	7,031

Financial Liabilities:
Demand and savings deposits	144,625	144,625	132,085	132,085
Time deposits	199,447	201,074	210,727	211,590
Long term debt instruments	11,245	11,667	9,393	10,142
Interest payable	359	359	488	488

NOTE NINETEEN: INVESTMENTS IN LIFE INSURANCE CONTRACTS

Investments in insurance contracts consist of single premium insurance contracts, which have the purpose of providing a rate of return to the Company and providing a source of funding for retirement benefits to certain executives.

A summary of the changes to the balance of investments in insurance contracts for the twelve month periods ended December 31, 2011 and December 31, 2010 are shown in the table below (in thousands of dollars):

	2011	2010
Balance, beginning of period	$7,031	$6,755
Increases in value of policies	269	276
Balance, end of period	$7,300	$7,031

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

Capital ratios and amounts are applicable both at the individual Bank level and on a consolidated basis. At December 31, 2011 both subsidiary Banks had capital levels in excess of minimum requirements.

In addition, HBI Life Insurance Company is subject to certain capital requirements and dividend restrictions. At present, HBI Life is well within any capital limitations and no conditions or events have occurred to change this capital status, nor does management expect any such occurrence in the foreseeable future.

The actual and required capital amounts and ratios of the Company and its subsidiary banks at December 31, 2011 are presented in the following table (in thousands of dollars):

December 31, 2011
			Regulatory Requirements
	Actual		Adequately Capitalized		Well Capitalized
	Amount	Percentage	Amount	Percentage	Amount	Percentage

Total Risk Based Capital Ratio
Highlands Bankshares	$44,970	15.17%	$23,715	8.00%
Capon Valley Bank	14,619	13.16%	8,887	8.00%	$11,109	10.00%
The Grant County Bank	28,172	15.31%	14,721	8.00%	18,401	10.00%

Tier 1 Leverage Ratio
Highlands Bankshares	41,235	10.22%	16,139	4.00%
Capon Valley Bank	13,219	8.50%	6,221	4.00%	7,776	5.00%
The Grant County Bank	25,874	10.55%	9,810	4.00%	12,262	5.00%

Tier 1 Risk Based Capital Ratio
Highlands Bankshares	41,235	13.91%	11,858	4.00%
Capon Valley Bank	13,219	11.90%	4,443	4.00%	6,665	6.00%
The Grant County Bank	25,874	14.06%	7,361	4.00%	11,042	6.00%

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

NOTE TWENTY ONE: INTANGIBLE ASSETS

The Company’s balance sheet contains several components of intangible assets. At December 31, 2011, the total balance of intangible assets was comprised of Goodwill and Core Deposit Intangible Assets acquired as a result of the acquisition of other banks and also an intangible asset related to the purchased naming rights for a performing arts center located within the Company’s primary business area.

A summary of the changes in balances of intangible assets for the twelve month periods ended December 31, 2011 and 2010 are shown below (in thousands of dollars):

	2011	2010
Balance beginning of period	$2,364	$2,554
Additional intangible assets	17	0
Amortization of intangible assets	(187)	(190)
Balance end of period	$2,194	$2,364

The expected amortization of the intangible balances at December 31, 2011 for the next five years is summarized in the table below (in thousands of dollars):

Year	Expected Expense
2012	182
2013	169
2014	168
2015	140
2016	1
Total	$660

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

NOTE TWENTY THREE: PARENT COMPANY FINANCIAL STATEMENTS

 Balance Sheets

(in thousands of dollars)

	December 31,
	2011	2010
Assets
Cash	$13	$70
Investment in subsidiaries	41,443	41,105
Receivable from subsidiaries	397	267
Fixed assets, net of accumulated depreciation	35	47
Other assets	1	18
Total Assets	$41,889	$41,507

Liabilities
Accrued expenses	$29	$53
Income taxes payable	186	86
Total Liabilities	215	139

Stockholders’ Equity
Common stock, par value $5 per share, 3,000,000 shares authorized, 1,436,874 issued	7,184	7,184
Surplus	1,662	1,662
Treasury stock, at cost, 100,001 shares	(3,372)	(3,372)
Retained earnings	37,955	37,165
Other accumulated comprehensive income (loss)	(1,755)	(1,271)
Total Stockholders’ Equity	41,674	41,368

Total Liabilities and Stockholders’ Equity	$41,889	$41,507

 Statements of Income and Retained Earnings

(in thousands of dollars)

	Years ended December 31,
	2011	2010
Income
Dividends from subsidiaries	$756	$1,740
Management fees from subsidiaries	427	225
Total Income	1,183	1,965

Expenses
Salary and benefits expense	465	482
Professional fees	108	190
Directors fees	72	85
Other expenses	113	113
Total Expenses	758	870

Net income before income tax benefit and undistributed subsidiary net income	425	1,095

Income tax (benefit)	(145)	(367)

Income before undistributed subsidiary net income	570	1,462

Undistributed subsidiary net income	822	130

Net Income	$1,392	$1,592

Retained earnings, beginning of period	$37,165	$36,963
Dividends paid in cash	(602)	(1,390)
Net income	1,392	1,592
Retained earnings, end of period	$37,955	$37,165

Statements of Cash Flows

(in thousands of dollars)

	Years Ended December 31,
	2011	2010
Cash Flows From Operating Activities

Net Income	$1,392	$1,592

Adjustments to net income
Depreciation	12	13
Undistributed subsidiary income	(822)	(130)
Increase (decrease) in payables	(24)	46
(Increase) decrease in receivables from subsidiaries	(130)	(267)
(Increase) decrease in receivables	815	545
(Increase) decrease in other assets	17	(12)

Net Cash Provided by Operating Activities	1,260	1,787

Cash Flows From Investing Activities
Net (payments to) subsidiaries	(715)	(641)

Net Cash Used in Investing Activities	(715)	(641)

Cash Flows From Financing Activities
Dividends paid in cash	(602)	(1,390)

Net Cash Used in Financing Activities	(602)	(1,390)

Net Decrease in Cash	(57)	(244)

Cash, beginning of year	70	314

Cash, end of year	$13	$70

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Highlands Bankshares, Inc.

Petersburg, West Virginia

We have audited the accompanying consolidated balance sheets of Highlands Bankshares, Inc. and its subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2011. The management of Highlands Bankshares, Inc. and its subsidiaries (the “Company”) is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Highlands Bankshares, Inc. and its subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

/s/ Smith Elliott Kearns & Company, LLC

Smith Elliott Kearns & Company, LLC

Chambersburg, Pennsylvania

March 30, 2012

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2011. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company’s periodic SEC filings.

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

The management of Highland’s Bankshares, Inc. and its wholly owned subsidiaries is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934 as amended. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements or may not prevent the possibility that a control can be circumvented or overridden. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on the assessment using those criteria, management concluded that the internal control over financial reporting was effective as of December 31, 2011.

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

None

.

Item 10.	Directors, Executive Officers and Corporate Governance

Information required by this item is set forth as portions of our 2012 Proxy Statement, to be filed within 120 days after the end of the Company’s fiscal year end, and is incorporated herein by reference. Applicable information required by this item can be found in the 2012 Proxy Statement under the following captions:

●	“Compliance with Section 16(a) of the Securities Exchange Act”
●	“ELECTION OF DIRECTORS”
●	“INFORMATION CONCERNING DIRECTORS AND NOMINEES”
●	“REPORT OF THE AUDIT COMMITTEE”

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

Information required by this item is set forth under the caption “EXECUTIVE COMPENSATION” of our 2012 Proxy Statement, to be filed within 120 days after the end of the Company’s fiscal year end, and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this item is set forth under the caption “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT” of our 2012 Proxy Statement, to be filed within 120 days after the end of the Company’s fiscal year end, and is incorporated herein by reference

Item 13.	Certain Relationships and Related Transactions and Director Independence

Information required by this item is set forth under the caption “CERTAIN RELATED TRANSACTIONS” of our 2012 Proxy Statement, to be filed within 120 days after the end of the Company’s fiscal year end, and is incorporated herein by reference.

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

Information required by this item is set forth under the caption “Fees of Independent Registered Certified Public Accountants” of our 2012 Proxy Statement, to be filed within 120 days after the end of the Company’s fiscal year end, and is incorporated herein by reference.

PART IV.

Item 15.	Exhibits, Financial Statements and Schedules

(a)(1)	Financial Statements: Reference is made to Part II, Item 8 of the Annual Report on Form 10-K
(a)(2)	Financial Statement Schedules: These schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes
(a)(3)	Exhibits. The exhibits listed in the “Exhibits Index” on Page 71 of this Annual Report on Form 10-K included herein are filed herewith or are incorporated by reference from previous filings.
(b)	See (a)(3) above
(c)	See (a)(1) and (a)(2) above

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly cause this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HIGHLANDS BANKSHARES, INC.

/s/ C.E. Porter	/s/ Jeffrey B. Reedy
C.E. Porter	Jeffrey B. Reedy
President & Chief Executive Officer	Chief Financial Officer

Date: March 30, 2012	Date: March 30, 2012

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Signature	Title	Date

Leslie A. Barr	/s/ Leslie A. Barr	Director	March 30, 2012

Alan L. Brill	/s/ Alan L. Brill	Director; Secretary & Treasurer	March 30, 2012

Jack H. Walters	/s/ Jack H. Walters	Director	March 30, 2012

Gerald W. Smith	/s/ Gerald W. Smith	Director	March 30, 2012

Morris M. Homan	/s/ Morris M. Homan	Director	March 30, 2012

Kathy G. Kimble	/s/ Kathy G. Kimble	Director	March 30, 2012

George L. Ford	/s/ George L. Ford	Director	March 30, 2012

C.E. Porter	/s/ C.E. Porter	Director; President & Chief Executive Officer	March 30, 2012

John G. Van Meter	/s/ John G. Van Meter	Director; Chairman of The Board of Directors	March 30, 2012

L. Keith Wolfe	/s/ L. Keith Wolfe	Director	March 30, 2012

EXHIBIT INDEX

Exhibit Number	Description
3(i)	Articles of Incorporation of Highlands Bankshares, Inc., as restated, are hereby incorporated by reference to Exhibit 3(i) to Highlands Bankshares Inc.’s Form 10-Q filed November 13, 2007 .
3(ii)	Amended Bylaws of Highlands Bankshares, Inc. are incorporated by reference to Exhibit 3(ii) to Highlands Bankshares Inc.’s Report on Form 8-K filed January 9, 2008
14	Code of Ethics. The HIGHLANDS BANKSHARES, INC. CODE OF BUSINESS CONDUCT AND ETHICS is hereby incorporated by reference filed as Exhibit 14.1 with Highlands Bankshares Inc.’s Report on Form 8-K filed January 14, 2008
21	Subsidiaries of the Registrant (filed herewith)
31.1	Certification of Chief Executive Officer Pursuant to section 302 of the Sarbanes-Oxley Act of 2002 Chapter 63, Title 18 USC Section 1350 (A) and (B).
31.2	Certification of Chief Financial Officer Pursuant to section 302 of the Sarbanes-Oxley Act of 2002 Chapter 63, Title 18 USC Section 1350 (A) and (B).
32.1	Statement of Chief Executive Officer Pursuant to 18 U.S.C. §1350.
32.2	Statement of Chief Financial Officer Pursuant to 18 U.S.C. §1350.
101.INS	XBRL Instance Document (1)
101.SCH	XBRL Taxonomy Extension Schema Document (1)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase (1)
101.LAB	XBRL Taxonomy Extension Label Linkbase (1)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase (1)
101.DEF	XBRL Taxonomy Extension Definitions Linkbase (1)

Exhibit 21 Subsidiaries of the Registrant

(a)	The Grant County Bank (incorporated in West Virginia) doing business as The Grant County Bank
(b)	Capon Valley Bank (incorporated in West Virginia) doing business as Capon Valley Bank
(c)	HBI Life Insurance Company (incorporated in Arizona) doing business as HBI Life

