Form 10-Q
period 2012-03-31
HIGHLANDS BANKSHARES INC /WV/
filed 2012-05-15
CIK 756862

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this Chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer☐	Accelerated Filer ☐ (Do not check if a smaller reporting company)
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date. As of May 15, 2012: 1,336,873 shares of Common Stock, $5 Par Value

Index

PART I.

Item 1.       Financial Statements

HIGHLANDS BANKSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands of Dollars, Except Per Share Data)
	Three Months Ended March 31
	2012	2011
	(unaudited)	(unaudited)
Interest Income
Interest and fees on loans	$4,882	$5,156
Interest on federal funds sold	3	4
Interest on deposits in other banks	1	1
Interest and dividends on securities	160	139
Total Interest Income	5,046	5,300

Interest Expense
Interest on deposits	796	1,161
Interest on borrowed money	81	108
Total Interest Expense	877	1,269

Net Interest Income	4,169	4,031

Provision for Loan Losses	515	585

Net Interest Income After Provision for Loan Losses	3,654	3,446

Non-interest Income
Service charges	326	345
Life insurance investment income	68	66
Gains on securities transactions	1	0
Other non-interest income	105	83
Total Non-interest Income	500	494

Non-interest Expense
Salaries and employee benefits	1,704	1,615
Occupancy and equipment expense	349	381
Data processing expense	311	300
Directors fees	86	101
Legal and professional fees	122	124
Office supplies, postage and freight expense	71	92
FDIC premiums	106	166
Loan and foreclosed asset expense	124	70
(Gains) on sale of foreclosed property	0	(14)
Losses on impairment of other real estate	56	65
Other non-interest expense	192	222
Total Non-interest Expense	3,121	3,122

Income Before Provision For Income Taxes	1,033	818

Provision for Income Taxes	336	266

Net Income	$697	$552

Per Share Data
Net Income	$0.52	$0.41
Cash Dividends	$0.00	$0.25
Weighted Average Common Shares Outstanding	1,336,873	1,336,873
The accompanying notes are an integral part of these financial statements.

Index

HIGHLANDS BANKSHARES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In Thousands of Dollars)

	For the three months ended March 31,
	2012 (unaudited)	2011 (unaudited)
Net income	$697	$552
Other comprehensive income:
Unrealized (gains) or losses on investment securities available for sale, net of tax of $9 and $3	(14)	5
(Gain) on sale of securities, net of tax of $0 and $0 - reclassification adjustment	(1)	0
Total other comprehensive income (loss)	$(15)	$5

Total comprehensive income	$682	$557

The accompanying notes are an integral part of these financial statements

Index

HIGHLANDS BANKSHARES, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands of dollars)

	March 31, 2012	December 31, 2011
	(unaudited)	(audited)
ASSETS
Cash and due from banks	$7,000	$9,321
Interest bearing deposits in banks	3,219	2,329
Federal funds sold	6,630	11,253
Investment securities available for sale	39,073	39,557
Restricted investments, at cost	1,669	1,741
Loans	311,367	313,056
Allowance for loan losses	(5,854)	(6,111)
Bank premises and equipment, net of depreciation	9,300	9,411
Interest receivable	1,535	1,513
Investment in life insurance contracts	7,368	7,300
Foreclosed assets, net of valuation allowance	7,987	7,070
Goodwill	1,534	1,534
Other intangible assets, net of amortization	613	660
Other assets	5,285	5,560
Total Assets	$396,726	$404,194

LIABILITIES
Deposits
Non-interest bearing deposits	$62,975	$61,710
Interest bearing transaction and savings accounts	84,119	82,915
Time deposits over $100,000	72,930	74,112
All other time deposits	123,054	125,335
Total Deposits	343,078	344,072

Long term debt instruments	5,444	11,245
Accrued expenses and other liabilities	5,848	7,203
Total Liabilities	354,370	362,520

STOCKHOLDERS’ EQUITY
Common stock, $5 par value, 3,000,000 shares authorized, 1,436,874 shares issued, 1,336,873 shares outstanding	7,184	7,184
Surplus	1,662	1,662
Treasury stock (100,001 shares, at cost)	(3,372)	(3,372)
Retained earnings	38,652	37,955
Other accumulated comprehensive loss	(1,770)	(1,755)
Total Stockholders’ Equity	42,356	41,674

Total Liabilities and Stockholders’ Equity	$396,726	$404,194

The accompanying notes are an integral part of these financial statements

Index

HIGHLANDS BANKSHARES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Three Months Ended March 31, 2012 and 2011
(In Thousands of Dollars) (unaudited)

	Common Stock	Surplus	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total

Balances at December 31, 2010	$7,184	$1,662	$(3,372)	$37,165	$(1,271)	$41,368

Comprehensive Income
Net Income				552		552
Total other comprehensive income, net of tax					5	5
Dividends Paid				(334)		(334)

Balances March 31, 2011	$7,184	$1,662	$(3,372)	$37,383	$(1,266)	$41,591

Balances at December 31, 2011	$7,184	$1,662	$(3,372)	$37,955	$(1,755)	$41,674

Comprehensive Income
Net Income				697		697
Total other comprehensive income, net of tax					(15)	(15)

Balances March 31, 2012	$7,184	$1,662	$(3,372)	$38,652	$(1,770)	$42,356

The accompanying notes are an integral part of these financial statements

Index

HIGHLANDS BANKSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands of Dollars)

	Three Months Ended March 31
	2012	2011
	(unaudited)	(unaudited)
Cash Flows From Operating Activities
Net Income	$697	$552
Adjustments to reconcile net income to net
cash provided by operating activities
(Gains) on securities transactions	(1)	0
(Gains) on sale of foreclosed property	0	(14)
Depreciation	179	196
Income from life insurance contracts	(68)	(66)
Net amortization of securities premiums	77	48
Provision for loan losses	515	585
Write-down on foreclosed assets	56	65
Amortization of intangibles	47	46
(Increase) decrease in interest receivable	(22)	146
Decrease in other assets	275	157
(Decrease) increase in accrued expenses	(1,345)	132
Net Cash Provided by Operating Activities	410	1,847
Cash Flows From Investing Activities
Proceeds from sale of foreclosed assets and fixed assets	203	155
Proceeds from maturity of securities available for sales	647	1,652
Proceeds from sale of securities available for sale	3,236	0
Purchase of securities available for sale	(3,500)	(7,073)
Net change in other investments	72	94
Net change in interest bearing deposits in other banks	(890)	875
Net change in federal funds sold	4,623	(3,255)
Net (increase) decrease in loans	(259)	2,755
Purchase of property and equipment	(68)	(71)
Net Cash Provided by (Used in) Investing Activities	4,064	(4,868)
Cash Flows From Financing Activities
Net change in time deposits	(3,463)	(1,814)
Net change in other deposit accounts	2,469	4,139
Repayment of long term borrowings	(5,801)	(121)
Dividends paid in cash	0	(334)
Net Cash (Used in) Provided by Financing Activities	(6,795)	1,870
Net (decrease) in Cash and Cash Equivalents	(2,321)	(1,151)
Cash and Cash Equivalents, Beginning of Period	9,321	8,282
Cash and Cash Equivalents, End of Period	$7,000	$7,131
Supplemental Disclosures
Cash paid for income taxes	$186	$125
Cash paid for interest	$935	$1,274
Noncash Investing and Financing Activities for other real estate acquired in settlement of loans	$1,176	$883

The accompanying notes are an integral part of these financial statements.

Index

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE ONE:   ACCOUNTING PRINCIPLES

The consolidated financial statements conform to U. S. generally accepted accounting principles and to general industry practices. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting solely of normal recurring adjustments, necessary to present fairly the financial position as of March 31, 2012 and the results of operations for the three month periods ended March 31, 2012 and 2011.

The results of operations for the three month periods ended March 31, 2012 and 2011 are not necessarily indicative of the results to be expected for the full year.

The notes included herein should be read in conjunction with the notes to financial statements included in the Company’s 2011 annual report on Form 10-K.

Certain reclassifications have been made to prior period balances to conform to the current year’s presentation format.

NOTE TWO:   LOANS

A summary of loans outstanding as of March 31, 2012 and December 31, 2011 is shown in the table below (in thousands of dollars):

	March 31, 2012	December 31, 2011
Commercial Mortgage	$138,114	$139,374
Commercial Other	13,975	13,709
Consumer Mortgage	136,776	136,472
Consumer Other	22,502	23,501
	$311,367	$313,056

The following is a summary of information pertaining to impaired loans by portfolio segment at March 31, 2012 and December 31, 2011 (in thousands of dollars):

Impaired Loans
As of March 31, 2012

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized

With no related allowance recorded:
Commercial Mortgage	$21,312	$21,312	$0	$22,668	$304
Commercial Other	288	288	0	304	8
Consumer Mortgage	937	937	0	938	13
Consumer Other	67	67	0	68	1
Sub-total	$22,604	$22,604	$0	$23,978	$326
With an allowance recorded:
Commercial Mortgage	8,620	8,620	913	8,636	57
Commercial Other	71	71	71	73	1
Consumer Mortgage	806	806	320	807	10
Consumer Other	27	27	15	27	1
Sub-total	$9,524	$9,524	$1,319	$9,543	$69
Total
Commercial Mortgage	29,932	29,932	913	31,304	361
Commercial Other	359	359	71	377	9
Consumer Mortgage	1,743	1,743	320	1,745	23
Consumer Other	94	94	15	95	2
Total	$32,128	$32,128	$1,319	$33,521	$395

Index

Impaired Loans
As of December 31, 2011

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized

With no related allowance recorded:
Commercial Mortgage	$21,160	$21,160	$0	$23,065	$1,287
Commercial Other	261	261	0	300	23
Consumer Mortgage	930	930	0	940	49
Sub-total	$22,351	$22,351	$0	$24,305	$1,359
With an allowance recorded:
Commercial Mortgage	5,383	5,383	1,018	5,469	125
Commercial Other	430	430	167	475	23
Consumer Mortgage	1,036	1,036	328	1,036	42
Sub-total	$6,849	$6,849	$1,513	$6,980	$190
Total
Commercial Mortgage	26,543	26,543	1,018	28,534	1,412
Commercial Other	691	691	167	775	46
Consumer Mortgage	1,966	1,966	328	1,976	91
Total	$29,200	$29,200	$1,513	$31,285	$1,549

The average recorded investment in impaired loans was $30,957,000 and $33,521,000 for the three months ended March 31, 2011 and 2012, respectively.  The interest income recognized on impaired loans was $309,000 and $393,000 for the three months ended March 31, 2011 and 2012, respectively.

No loans were identified as impaired with potential loss as of March 31, 2012 or December 31, 2011 for which an allowance was not provided. The table above includes troubled debt restructurings (TDR) of $18,063,000 and $14,152,000 as of March 31, 2012 and December 31, 2011, respectively. Loans are identified as TDR if concessions are made related to the terms of the loan beyond regular lending practices in response to a borrower’s financial condition. Restructured loans performing in accordance with modified terms consist of twenty commercial mortgages and nineteen consumer mortgages. Restructured loans not performing in accordance with modified terms consist of four commercial mortgages and two consumer mortgages. These loans were balloon renewals or restructurings of borrowers experiencing financial difficulties at either current market rates for borrowers not experiencing financial difficulties, were modified to reduce interest rates, or provide for interest-only payment periods. These loans did not have any additional commitments to extend credit at March 31, 2012.

Index

Balances of non-accrual loans at March 31, 2012 and December 31, 2011 are shown below (in thousands of dollars):

	March 31, 2012	December 31, 2011
Loans on non-accrual status
Commercial Mortgage	$4,644	$4,152
Commercial Other	0	295
Consumer Mortgage	2,538	3,526
Consumer Other	66	48
Total non-accrual loans	$7,248	$8,021

Certain loans identified as impaired are placed into non-accrual status, based upon the loan’s performance compared with contractual terms. Not all loans identified as impaired are placed into non-accrual status. The interest on loans identified as impaired and placed into non-accrual status that was not recognized as income throughout the year (foregone interest) was $114,000 for the three month period ended March 31, 2012.

The following table presents the contractual aging of the recorded investment in past due loans by class as of March 31, 2012 and December 31, 2011 (in thousands of dollars):

Age Analysis of Past Due Financing Receivables
As of March 31, 2012
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing

Commercial - Mortgage	$4,703	$898	$4,731	$10,332	$127,782	$138,114	$309
Commercial -Other	285	96	18	399	13,576	13,975	18
Consumer - Mortgage	3,994	1,060	1,683	6,737	130,039	136,776	23
Consumer - Other	597	119	70	786	21,716	22,502	47
Total	$9,579	$2,173	$6,502	$18,254	$293,113	$311,367	$397

Age Analysis of Past Due Financing Receivables
As of December 31, 2011
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing

Commercial - Mortgage	$3,541	$1,490	$3,599	$8,630	$130,744	$139,374	$212
Commercial -Other	313	27	297	637	13,072	13,709	11
Consumer - Mortgage	4,317	2,770	3,120	10,207	126,265	136,472	269
Consumer - Other	738	300	65	1,103	22,398	23,501	44
Total	$8,909	$4,587	$7,081	$20,577	$292,479	$313,056	$536

Index

Troubled Debt Restructurings:

Impaired loans also include loans the Banks may elect to formally restructure due to the weakening credit status of a borrower such that the restructuring may facilitate a repayment plan that minimizes the potential losses, if any, that the Banks may have to otherwise incur. These loans are classified as impaired loans and, if on nonaccrual status as of the date of the restructuring, the loans are included in the nonaccrual loan balances noted above. Not included in nonperforming loans are loans that have been restructured that were performing in accordance with modified terms as of March 31, 2012.

The following tables present the Company’s loans restructured during the three month reporting period ending March 31, 2012 considered troubled debt by loan type (in thousands of dollars except number of contracts):

	Troubled Debt Restructurings
	For the Three Month Period Ended March 31, 2012
	Number of Contacts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Allowance associated with TDR's
Troubled Debt Restructurings
Commercial Mortgage	4	$1,916	$1,916	$55
Commercial Other	0	0	0	0
Consumer Mortgage	1	113	114	35
Consumer Other	0	0	0	0
Total	5	$2,029	$2,030	$89

The following table presents the Company’s loans restructured during the prior twelve months which defaulted during the three month reporting period ended March 31, 2012:

	Defaulted Troubled Debt Restructurings
	For the Twelve Month Period Ended March 31, 2012
	Number of Contacts	Recorded Investment	Allowance associated with Defaulted TDR's
Troubled debt restructurings:
Commercial Mortgage	4	$1,626	$200
Commercial Other	1	98	0
Consumer Mortgage	2	478	62
Consumer Other	0	0	0
Total	7	$2,202	$262

Index

NOTE THREE:   ALLOWANCE FOR LOAN LOSSES

A summary of the transactions in the allowance for loan losses for the three month period ended March 31, 2012 and the year ended December 31, 2011 is shown below (in thousands of dollars):

Allowance for Credit Losses and Recorded Investment in Financing Receivables
For the Three Months Ended March 31, 2012
	Commercial Mortgage	Commercial Other	Consumer Mortgage	Consumer Other	Unallocated	Total

Allowance for Credit Losses:
Beginning Balance 12/31/2011	$2,898	$465	$1,959	$428	$361	$6,111
Charge-offs	305	245	292	51	0	893
Recoveries	0	13	0	108	0	121
Provision	231	154	190	(60)	0	515
Ending Balance 3/31/2012	$2,824	$387	$1,857	$425	$361	$5,854
Ending Balance: individually evaluated for impairment	913	71	320	15	0	1,319
Ending Balance: collectively evaluated for impairment	1,911	316	1,537	410	361	4,535

Financing Receivables:
Ending Balance	138,114	13,975	136,776	22,502	0	311,367
Ending Balance: individually evaluated for impairment	29,932	359	1,743	94	0	32,128
Ending Balance: collectively evaluated for impairment	$108,182	$13,616	$135,033	$22,408	$0	$279,239

Index

Allowance for Credit Losses and Recorded Investment in Financing Receivables
For the Year Ended December 31, 2011
	Commercial Mortgage	Commercial Other	Consumer Mortgage	Consumer Other	Unallocated	Total

Allowance for Credit Losses:
Beginning Balance 12/31/2010	$1,345	$887	$1,662	$968	$545	$]	5,407
Charge-offs	2,322	163	565	372	0		3,422
Recoveries	129	137	15	221	0		502
Provision	3,746	(396)	847	(389)	(184)		3,624
Ending Balance 12/31/2011	$2,898	$465	$1,959	$428	$361		$6,111
Ending Balance: individually evaluated for impairment	1,018	167	328	0	0		1,513
Ending Balance: collectively evaluated for impairment	1,880	298	1,631	428	361		4,598

Financing Receivables:
Ending Balance	139,374	13,709	136,472	23,501	0		313,056
Ending Balance: individually evaluated for impairment	26,543	691	1,966	0	0		29,200
Ending Balance: collectively evaluated for impairment	$112,831	$13,018	$134,506	$23,501	$0		$283,856

Index

The following table presents the company’s loans by internally assigned grades and by loan type (in thousands of dollars).

Credit Quality Indicators
As of March 31, 2012

Credit Risk Profile by Internally Assigned Grade

	Commercial	Commercial	Consumer	Consumer	Total
	Mortgage	Other	Mortgage	Other
Grade:
Excellent	$775	$1,489	$2,365	$3,127	$7,756
Very Good	15,042	677	27,370	3,846	46,935
Pass	69,110	10,363	90,142	13,855	183,470
Pass-Watch	7,833	58	1,265	107	9,263
Special Mention	14,504	948	6,185	1,010	22,647
Substandard	30,850	440	9,107	557	40,954
Doubtful	0	0	342	0	342
Loss	0	0	0	0	0
Total	$138,114	$13,975	$136,776	$22,502	$311,367

Credit Quality Indicators
As of December 31, 2011

Credit Risk Profile by Internally Assigned Grade

	Commercial	Commercial	Consumer	Consumer	Total
	Mortgage	Other	Mortgage	Other
Grade:
Excellent	$732	$1,400	$2,437	$2,740	$7,309
Very Good	14,049	607	28,026	4,128	46,810
Pass	70,462	9,693	88,752	14,942	183,849
Pass-Watch	12,050	117	1,106	104	13,377
Special Mention	13,887	1,107	5,449	1,016	21,459
Substandard	28,161	785	9,849	571	39,366
Doubtful	33	0	853	0	886
Loss	0	0	0	0	0
Total	$139,374	$13,709	$136,472	$23,501	$313,056

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

The amortized cost and market value of securities as of March 31, 2012 and December 31, 2011 is shown in the table below (in thousands of dollars). All of the securities on the Company’s balance sheet are classified as available for sale.

	Available For Sale Securities
	As of March 31, 2012
		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value

U.S. Treasuries and Agencies	$24,156	$157	$7	$24,306
Mortgage backed securities	4,076	156	0	4,232
Collateralized mortgage obligations	3,134	30	5	3,159
States and municipalities	2,636	64	0	2,700
Certificates of deposit	4,665	14	3	4,676
Total Available For Sale Securities	$38,667	$421	$15	$39,073

	Available For Sale Securities
	As of December 31, 2011
		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value

U.S. Treasuries and Agencies	$21,741	$195	$4	$21,932
Mortgage backed securities	5,456	151	3	5,604
Collateralized mortgage obligations	3,387	37	11	3,413
States and municipalities	2,642	56	0	2,698
Certificates of deposit	5,901	15	6	5,910
Total Available For Sale Securities	$39,127	$454	$24	$39,557

Index

Information pertaining to securities with gross unrealized losses at March 31, 2012 and December 31, 2011, aggregated by investment category and length of time that individual securities have been in a continuous loss position is shown in the table below (in thousands of dollars):

As of March 31, 2012	Total		Less than 12 Months		12 Months or Greater
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

Investment Category
U.S. Treasuries and Agencies	$1,493	$(7)	$1,493	$(7)	$0	$0
Mortgage backed securities	0	0	0	0	0	0
Collateralized mortgage obligations	840	(5)	840	(5)	0	0
Certificates of deposit	946	(3)	946	(3)	0	0
Total	$3,279	$(15)	$3,279	$(15)	$0	$0

As of December 31, 2011	Total		Less than 12 Months		12 Months or Greater
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

Investment Category
U.S. Treasuries and Agencies	$2,494	$(4)	$2,494	$(4)	$0	$0
Mortgage backed securities	1,007	(3)	1,007	(3)	0	0
Collateralized mortgage obligations	904	(11)	904	(11)	0	0
Certificates of deposit	943	(6)	943	(6)	0	0
Total	$5,348	$(24)	$5,348	$(24)	$0	$0

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

NOTE SIX:   EARNINGS PER SHARE

Earnings per share represent income available to common stockholders divided by the weighted average number of common shares outstanding during the period. During 2012 and 2011, there were no changes to the outstanding shares of common stock. The Company does not offer a stock option program to its employees.

Index

NOTE SEVEN:    DEBT INSTRUMENTS

The Company has borrowed money from the Federal Home Loan Bank of Pittsburgh (FHLB). This debt consists of both borrowings with terms of maturities of nine months or greater and also certain debts with maturities of thirty days or less.

The borrowings with long term maturities may have either single payment maturities or amortize. The interest rates on the various long term borrowings at March 31, 2012 range from 1.68% to 5.80%. The weighted average interest rate on the borrowings at March 31, 2012 was 3.73%.

In addition to utilization of the FHLB for borrowings of long term debt, the Company also can utilize the FHLB for overnight and other short term borrowings. At March 31, 2012 and December 31, 2011, the Company had no overnight or other short term borrowings.

NOTE EIGHT:   INTANGIBLE ASSETS

The Company’s balance sheet contains several components of intangible assets. At March 31, 2012, the total balance of intangible assets was comprised of Goodwill and Core Deposit Intangible Assets acquired as a result of the acquisition of other banks and also an intangible asset related to the purchased naming rights for a performing arts center located within the Company’s primary business area. The Company performs an impairment test on an annual basis for goodwill. No impairment has been recorded to date. Other intangible assets are amortized based upon the estimated economic benefits received.

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

The Grant County Bank is a member of the West Virginia Bankers' Association Retirement Plan. Benefits under the plan are based on compensation and years of service with 100% vesting after seven years of service. The Bank has recognized a liability of $1,510,000 at March 31, 2012 for the unfunded portion of the plan. The following table provides the components of the net periodic benefit cost for the plan for the three month periods ended March 31, 2012 and 2011 (in thousands of dollars):

	Three Months ending
	March 31,
	2012	2011
Service cost	$48	$51
Interest cost	85	81
Expected return on plan assets	(114)	(88)
Recognized net actuarial loss	52	38
Net periodic expense	$71	$82

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

Impaired Loans

The fair value measurement guidance applies to loans measured for impairment using the practical expedients permitted by authoritative accounting guidance, including impaired loans measured at an observable market price (if available), or at the fair value of the loan’s collateral (if the loan is collateral dependent). Fair value of the loan’s collateral, when the loan is dependent on collateral, is determined by appraisals or independent valuation which is then adjusted for the estimated cost related to liquidation of the collateral. At March 31, 2012, the Company had impaired loans with an unpaid principal balance of $32,128,000 of which $9,524,000 required an allowance of $1,319,000. (see Note Two).

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

Index

The Company, at March 31, 2012 and December 31, 2011 had no liabilities subject to fair value reporting requirements. The table below summarizes assets at March 31, 2012 and December 31, 2011 measured at fair value on a recurring basis (in thousands of dollars):

March 31, 2012	Level 1	Level 2	Level 3	Total Fair Value Measurements
U.S. Treasuries and Agencies	$0	$24,306	$0	$24,306
Mortgage backed securities	0	4,232	0	4,232
Collateralized mortgage obligations	0	3,159	0	3,159
States and municipalities	0	2,700	0	2,700
Certificates of deposit	0	4,676	0	4,676
Total Available For Sale Securities	$0	$39,073	$0	$39,073

December 31, 2011	Level 1	Level 2	Level 3	Total Fair Value Measurements
U.S. Treasuries and Agencies	$0	$21,932	$0	$21,932
Mortgage backed securities	0	5,604	0	5,604
Collateralized mortgage obligations	0	3,413	0	3,413
States and municipalities	0	2,698	0	2,698
Certificates of deposit	0	5,910	0	5,910
Total Available For Sale Securities	$0	$39,557	$0	$39,557

The table below summarizes assets at March 31, 2012 and December 31, 2011, measured at fair value on a non recurring basis (in thousands of dollars):

	Level 1	Level 2	Level 3	Total Fair Value Measurements	Three Months Ended March 31, 2012 Total gains/(losses)

Other real estate owned	$0	$6,954	$1,033	$7,987	$(56)
Impaired Loans	0	6,437	1,768	8,205	0
Total	$0	$13,391	$2,801	$16,192	$(56)

	Level 1	Level 2	Level 3	Total Fair Value Measurements	Twelve Months Ended December 31, 2011 Total Gains/(Losses)
Other real estate owned	$0	$5,862	$1,208	$7,070	$(912)
Impaired Loans	0	4,771	565	5,336	0
Total	$0	$10,633	$1,773	$12,406	$(912)

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

Life Insurance

The carrying amount of life insurance contracts is assumed to be a reasonable fair value. Life insurance contracts are carried on the balance sheet at their redemption value as of March 31, 2012.  This redemption value is based on existing market conditions and therefore represents the fair value of the contract.

Off-Balance-Sheet Items

The carrying amount and estimated fair value of off-balance-sheet items were not material at March 31, 2012 or December 31, 2011.

Index

The carrying amount and estimated fair values of financial instruments as of March 31, 2012 and December 31, 2011 are shown in the table below (in thousands of dollars):

	Fair Value Measurements at March 31, 2012 using
	Quoted Prices in
	Active Markets		Significant
	for Identical	Significant Other	Unobservable
	Assets	Observable Inputs	Inputs
	Level 1	Level 2	Level 3	Balance
Financial Assets:
Cash and due from banks	$7,000			$7,000
Interest bearing deposits	3,219			3,219
Federal funds sold	6,630			6,630
Securities available for sale		39,073		39,073
Restricted investments		1,669		1,669
Loans, net		304,196	1,768	305,964
Interest receivable		1,535		1,535
Life insurance contracts		7,368		7,368

Financial Liabilities:
Demand and savings deposits		147,094		147,094
Time deposits		197,585		197,585
Long term debt instruments		5,826		5,826
Interest payable		301		301

	Fair Value Measurements at March 31, 2012 using
	Quoted Prices in
	Active Markets		Significant
	for Identical	Significant Other	Unobservable
	Assets	Observable Inputs	Inputs
	Level 1	Level 2	Level 3	Balance
Financial Assets:
Cash and due from banks	$9,321			$9,321
Interest bearing deposits	2,329			2,329
Federal funds sold	11,253			11,253
Securities available for sale		39,557		39,557
Restricted investments		1,741		1,741
Loans, net		307,064	565	307,629
Interest receivable		1,513		1,513
Life insurance contracts		7,300		7,300

Financial Liabilities:
Demand and savings deposits		144,625		144,625
Time deposits		201,074		201,074
Long term debt instruments		11,667		11,667
Interest payable		359		359

Index

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

Introduction

The following discussion focuses on significant results of the Company’s operations and significant changes in our financial condition or results of operations for the periods indicated in the discussion. This discussion should be read in conjunction with the preceding financial statements and related notes, as well as the Company’s Annual Report on Form 10-K for the period ended December 31, 2011. Current performance does not guarantee, and may not be indicative of, similar performance in the future.

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

Index

Disclosure of the Company’s significant accounting policies are included in Note Two to the Consolidated Financial Statements of the Company’s Annual Report on Form 10-K for the period ended December 31, 2011. Some of the policies are particularly sensitive, requiring significant judgments, estimates and assumptions by management.

Allowance for Loan Losses

The allowance for loan losses is an estimate of the losses that may be sustained in the loan portfolio. The allowance is based on two basic principles of accounting: (i) ASC 450, Contingencies, which requires that losses be accrued when they are probable of occurring and estimable and (ii) ASC 310, Receivables, which requires that losses be accrued based on the differences between the value of collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance.

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

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220) – Presentation of Comprehensive Income.” The objective of this ASU is to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income by eliminating the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The single statement of comprehensive income should include the components of net income, a total for net income, the components of other comprehensive income, a total for other comprehensive income, and a total for comprehensive income. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present all the components of other comprehensive income, a total for other comprehensive income, and a total for comprehensive income. The amendments do not change the items that must be reported in other comprehensive income, the option for an entity to present components of other comprehensive income either net of related tax effects or before related tax effects, or the calculation or reporting of earnings per share. The amendments in this ASU should be applied retrospectively. The amendments are effective for fiscal years and interim periods within those years beginning after December 15, 2011. Early adoption is permitted because compliance with the amendments is already permitted. The amendments do not require transition disclosures. The Company has included the required disclosures in its consolidated financial statements.

Index

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

In December 2011, the FASB issued ASU 2011-11, “Balance Sheet (Topic 210) – Disclosures about Offsetting Assets and Liabilities.” This ASU requires entities to disclose both gross information and net information about both instruments and transactions eligible for offset in the balance sheet and instruments and transactions subject to an agreement similar to a master netting arrangement. An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. The Company does not expect the adoption of ASU 2011-11 to have a material impact on its consolidated financial statements.

In December 2011, the FASB issued ASU 2011-12, “Comprehensive Income (Topic 220) – Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.” The amendments are being made to allow the Board time to re-deliberate whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. While the Board is considering the operational concerns about the presentation requirements for reclassification adjustments and the needs of financial statement users for additional information about reclassification adjustments, entities should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before ASU 2011-05. All other requirements in ASU 2011-05 are not affected by ASU 2011-12, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. Public entities should apply these requirements for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company has included the required disclosures in its consolidated financial statements.

Overview of First Three Months Results

Net income for the first three months of 2012, as compared to the same period in 2011, increased 26.3%. The increased income was primarily the result of the decreases in interest and non-interest related expenses more than offsetting the decrease in interest income.

Total assets decreased 1.85% from December 31, 2011 to March 31, 2012 which was the result of paying off long-term debt. Average balances of earning assets and interest bearing liabilities, for the first three months of 2012, decreased 3.3% and 3.4%, respectively, compared to the same period in 2011. Interest income on earning assets decreased 4.8%, on a fully tax equivalent basis, which was more than offset by the decrease in interest expense on interest bearing liabilities of 30.9%.

The Company’s allowance for loan losses decreased to 1.88% of total gross loans at March 31, 2012 as compared to 1.95% at December 31, 2011.

Index

Non-interest income increased $6,000 in the first three months of 2012 as compared to the same period in 2011.

Non-interest expenses were the same in the first three months of 2012 as compared to the same period in 2011.

Performance Measures

The following table compares selected commonly used measures of bank performance for the three month periods ended March 31, 2012 and 2011:

	Three months ended
	March 31,
	2012	2011
Annualized return on average assets	0.69%	0.55%
Annualized return on average equity	6.83%	5.44%
Net interest margin (1)	4.70%	4.39%
Efficiency Ratio 2)	66.85%	69.08%
Earnings per share (3)	$0.52	$0.41

(1)	On a fully taxable equivalent basis and including loan origination fees.
(2)	Non-interest expenses for the period indicated divided by the sum of net interest income and non-interest income for the period indicated.
(3)	Per weighted average shares of common stock outstanding for the period indicated.

Securities Portfolio

The Company's securities portfolio serves several purposes. Portions of the portfolio are used to secure certain public and trust deposits. The remaining portfolio is held as investments or used to assist the Company in liquidity and asset liability management. Total securities, including restricted securities, represented 10.3% of total assets and 96.3% of total shareholders’ equity at March 31, 2012.

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

The Company identifies at the time of acquisition those securities that are available for sale. These securities are valued at their market value with any difference in market value and amortized cost shown as an adjustment in stockholders' equity. Changes in market values of securities which are considered temporary changes due to changes in the market rate of interest are reflected as changes in other comprehensive income, net of the deferred tax effect. Any changes in market values of securities deemed by management to be attributable to reasons other than changes in market rates of interest would be recorded through results of operations. As of March 31, 2012, management determined that all securities with fair values less than the amortized cost, are related to increases in the current interest rates for similar issues of securities, and that no other than temporary impairment for any securities in the portfolio exists because of downgrades of the securities or as a result of a change in the financial condition of any of the issuers. A summary of the length of time of unrealized losses for all securities held at March 31, 2012 can be found in Note Five to the financial statements. Management reviews all securities with unrealized losses, and all securities in the portfolio on a regular basis to determine whether the potential for other than temporary impairment exists.

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

Index

Credit Quality and Allowance for Loan Losses

Non-performing loans decreased 10.7% from December 31, 2011 to March 31, 2012 due to a $773,000 decrease in non-accrual loans and a $139,000 decrease in loans 90 days or more past due. Non-accrual loans have decreased as a result of foreclosures as well as improved performance by borrowers facilitating their removal from non-accrual status. Non-performing loans represented as a percentage of total loans decreased to 2.46% during the first three months of 2012, as compared to 2.73% of total loans at December 31, 2011, due to the decrease in non-accrual loans mentioned above. The allowance for loan losses as a percentage of total loans decreased from the December 31, 2011 level of 1.95% to 1.88%. As noted in Note Two to the unaudited consolidated financial statements, the carrying value of impaired loans increased from $29.2 million at December 31, 2011 to $32.1 million at March 31, 2012.

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

The determination of an adequate allowance at each bank is done in a two step process. The first step is to identify impaired loans. Impaired loans are problem loans above a certain threshold which are not expected to perform in accordance with the original loan agreement. A loan is considered impaired when, based on current information and events, it is probable that the Banks will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

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

The following table illustrates certain ratios related to quality of the Company’s loan portfolio:

	March 31, 2012	December 31, 2011
Allowance for loan losses as a percentage of gross loans	1.88%	1.95%
Non-performing loans as a percentage of gross loans	2.46%	2.73%
Ratio of allowance for loan losses to non-performing loans	0.77	0.71

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

Index

The following table summarizes the Company’s non-performing loans, restructured loans accruing interest and other real estate owned at March 31, 2012 and December 31, 2011 (in thousands of dollars):

	March 31, 2012	December 31, 2011
Loans on non-accrual status	$7,248	$8,021
Loans delinquent 90 days or more still accruing	$397	$536
Total non-performing loans	$7,645	$8,557

Restructured loans still accruing	$17,511	$13,055
Other real estate owned (OREO)	$7,987	$7,070

Total non-performing loans and other risk assets	$33,143	$28,682

Restructured loans are loans on which the original interest rate or repayment terms have been changed, or were loan balloon renewals included in restructured loans due to financial hardship of the borrower. Restructured loans that are performing in accordance with modified terms are $16,204,000 and $11,233,000 at March 31, 2012 and December 31, 2011, respectively. Restructured loans not performing in accordance with modified terms totaled $2,202,000 as of March 31, 2012 and $2,919,000 at December 31, 2011. All restructured loans are included in impaired loans in Note Two. The increase in restructured loans is the result of including loan balloon renewal agreements in accordance with the new guidelines adopted with ASU 2011-02.

The following table summarizes the Company’s net charge-offs by loan type for the three month periods ended March 31, 2012 and 2011 (in thousands of dollars):

	2012	2011
Charge-offs
Commercial Mortgage	$(305)	$(31)
Commercial Other	(245)	0
Consumer Mortgage	(292)	(307)
Consumer Other	(51)	(122)
Total Charge-offs	$(893)	$(460)

Recoveries
Commercial Mortgage	$—	$106
Commercial Other	13	21
Consumer Mortgage	0	10
Consumer Other	108	60
Total Recoveries	$121	$197

Total Net Charge-offs	$(772)	$(263)

Charge-offs increased 94.1% the first three months of 2012 compared to the same period during 2011. This increase was driven by a charge-off sustained as a result of one commercial relationship as well as foreclosures.

Index

Management believes that the allowance is to be taken as a whole, and the allocation between loan types is an estimation of potential losses within each type given information known at the time. The following table shows the allocation for loans in the loan portfolio and the corresponding amounts of the allowance allocated by loan type as of March 31, 2012 and December 31, 2011 (in thousands of dollars):

	March 31, 2012		December 31, 2011
	Amount	Percent of Loans	Amount	Percent of Loans
Loan Type
Commercial Mortgage	$2,824	45%	$2,898	45%
Commercial Other	387	4%	465	4%
Consumer Mortgage	1,857	44%	1,959	43%
Consumer Other	425	7%	428	8%
Unallocated	361	0%	361	0%
Totals	$5,854	100%	$6,111	100%

Because of its large impact on the local economy, management continues to monitor the economic health of the poultry industry. The Company has direct loans to poultry growers and the industry is a large employer in the Company’s trade area. In addition, multiple manufacturers of household cabinetry are large employers in the Company’s primary trade area. Due to the downturn in the housing market nationally, there have been indications that the demand for cabinetry has decreased, impacting the performance of these manufacturers and resulting in one manufacturer’s plant closure. Because of the impact on the local economy, management monitors the performance of this industry as it relates to local employment trends. Additionally, the Company’s loan portfolio contains a segment of loans collateralized by heavy equipment, particularly in the trucking, mining and timber industries. Because of the impact of the slowing economic conditions on the housing market, the timber sector has experienced a recent downturn. The Company has experienced losses related to the downturn in this industry.

Net Interest Income

The Company’s net interest income, on a fully taxable equivalent basis increased $136,000 during the first three months of 2012 as compared to the same period in 2011, as a result of the changes in average rates earned on assets and paid on interest bearing liabilities and the changes in the relative mix of earning assets and interest bearing liabilities.

For the three month period ended March 31, 2012, the Company’s average earning assets decreased 3.3% compared to the same period in 2011 while average interest bearing liabilities, comparing the same periods decreased 3.4%. The average balances of time deposits and long-term debt, both comparatively more expensive interest bearing liabilities, decreased 6.9%. These changes in the relative mix of earning assets and interest bearing liabilities and the change in the average yields largely offset, resulting in the change in the Company’s net interest income.

The Company believes that its deposits will be sufficient to fund the current and expected loan demand.  Should the loan demand increase beyond the Company’s current expectations, the Company may be required to fund these loans with borrowings which could result in a reduction of net interest margin. However, management believes total net interest income would not be adversely affected.

Also, balances of non-performing loans and other real estate acquired through foreclosure have increased from December 31, 2011 to March 31, 2012. The increase in other real estate acquired through foreclosure has an adverse effect on net interest income. Should balances of other real estate acquired through foreclosure continue to increase, net interest margin may decrease accordingly.

Index

The table below illustrates the effects on net interest income, on a fully taxable equivalent basis, for the first three months of 2012 compared to the same period in 2011, of changes in average volumes of interest bearing liabilities and earning assets from 2011 to 2012 and changes in average rates on interest bearing liabilities and earning assets from 2011 to 2012 (in thousands of dollars):

EFFECT OF RATE-VOLUME CHANGES ON NET INTEREST INCOME

Increase (Decrease) Three Months Ended March 31, 2012 compared to Three Months Ended March 31, 2011

	Due to change in:
	Average Volume	Average Rate	Total Change
Interest Income
Loans	$(345)	$71	($274)
Taxable investment securities	50	(27)	23
Nontaxable investment securities	(5)	1	(4)
Interest bearing deposits	0	0	0
Federal funds sold	(1)	0	(1)
Total Interest Income	(301)	45	(256)

Interest Expense
Demand deposits	0	(2)	(2)
Savings deposits	1	(12)	(11)
Time deposits	(48)	(304)	(352)
Borrowings	(33)	6	(27)
Total Interest Expense	(80)	(312)	(392)

Net Interest Income	$(221)	$357	$136

Index

The table below sets forth an analysis of net interest income for the three month periods ended March 31, 2012 and 2011 (Average balances and interest/expense shown in thousands of dollars):

	2012				2011
	Average	Income/			Average	Income/
	Balance (2)	Expense		Rate (1)	Balance (2)	Expense		Rate (1)
Earning Assets
Loans (3)	$305,988	$4,882	(4)	6.38%	$327,633	$5,156	(4)	6.29%
Taxable investment securities	37,523	149		1.59%	24,863	126		2.03%
Non-taxable investment securities	1,576	15		3.81%	2,148	19		3.54%
Interest bearing deposits	2,802	1		0.14%	3,988	1		0.10%
Federal funds sold	7,278	3		0.16%	8,792	4		0.18%
Total Earning Assets	$355,167	$5,050		5.69%	$367,424	$5,306		5.79%

Allowance for loan losses	(6,130)				(5,574)
Other non-earning assets	56,471				41,506
Total Assets	$405,508				$403,356

Interest Bearing Liabilities
Demand deposits	$25,422	$5		0.08%	$23,062	$7		0.13%
Savings deposits	56,981	23		0.16%	54,253	34		0.25%
Time deposits	198,458	768		1.55%	210,987	1,120		2.12%
Long-term debt	6,640	81		4.88%	9,335	108		4.63%
Total Interest Bearing Liabilities	$287,501	$877		1.22%	$297,637	$1,269		1.71%

Demand deposits	60,922				56,872
Other liabilities	16,288				8,251
Stockholders’ equity	40,797				40,596
Total liabilities and stockholders’ equity	$405,508				$403,356

Net Interest Income		$4,173				$4,037
Net Interest Margin				4.70%				4.39%

Notes:
(1) Yields are computed on a taxable equivalent basis using a 30% tax rate
(2) Average balances are based upon daily balances
(3) Includes loans in non-accrual status
(4) Income on loans includes fees

Index

Provision for Loan Losses

Provision for loan losses decreased $70,000 or 12.0% for the first three months of 2012 compared to the same period during 2011. Management believes the current level of the allowance for loan losses represents a fair assessment of the losses inherent in the loan portfolio.

Non-interest Income

Non-interest income increased $6,000 in the first three months of 2012 as compared to the same period in 2011.

Service charges on deposit accounts decreased 5.5%. The largest portion of these charges is non-sufficient funds fees on non-interest bearing transaction accounts.

Life insurance investment income increased 3.0% during the first three months of 2012 compared to the same period in 2011.

Other non-interest income increased $22,000 or 26.5% during the first three months of 2012 compared to the same period in 2011. This increase is the result of insurance settlement payments received due to claims relating to non-bank debit card fraud.

Non-interest Expense

Non-interest expenses were basically the same for the first three months of 2012 as compared to the same period in 2011.

Changes in salary and benefits expense

The following table compares the components of salary and benefits expense for the three month periods ended March 31, 2012 and 2011 (in thousands of dollars):

Salary and Benefits Expense
	2012	2011	Increase (Decrease)

Employee salaries	$1,128	$1,112	$16
Employee benefit insurance	302	320	(18)
Payroll taxes	104	70	34
Deferred loan origination costs	(12)	(47)	35
Non-recurring post retirement adjustment	0	(70)	70
Post retirement plans	182	230	(48)
Total	$1,704	$1,615	$89

The increase of 5.5% in employee related cost for the first three months of 2012 compared to the same period during 2011 is the result of the implementation of the Financial Accounting Standard ASC 310-20 Nonrefundable Fees and Other Costs, the non-recurring post retirement adjustment made during the first three months of 2011, somewhat offset by reductions in post retirement expenses. The Company began deferral of costs associated with loan origination at the beginning of 2011, upon determination that its impact was becoming material, and is amortizing the cost over the life of the loan.

Changes in data processing expense

Data processing expense increased $11,000 or 3.7% for the first three months of 2012 compared to the same period in 2011. The increase was driven by additional services provided by the Company’s core system vendor during 2012.

Index

Changes in occupancy and equipment expense

The following table illustrates the components of occupancy and equipment expense for the three month periods ended March 31, 2012 and 2011 (in thousands of dollars):

	2012	2011	Increase (Decrease)
Depreciation of buildings and equipment	$179	$196	$(17)
Maintenance expense on buildings and equipment	82	84	(2)
Utilities expense	41	47	(6)
Real estate and personal property tax	23	29	(6)
Other expense related to occupancy and equipment	24	25	(1)
Total occupancy and equipment expense	$349	$381	$(32)

The decreases in occupancy and equipment expenses during the first three months of 2012 are primarily related to the decrease in depreciation expense.

Changes in miscellaneous non-interest expense

Director fees decreased in the first three months of 2012 compared to the same period during 2011 by $15,000 or 14.9% from $101,000 during 2011 to $86,000 during 2012 driven by a reduction in the number of board members and fees paid per meeting.

Legal and professional fees decreased in the first three months of 2012 compared to the same period during 2011 by $2,000 or 1.6% from $124,000 during 2011 to $122,000 during 2012.

Office supplies, postage and freight expenses decreased in the first three months of 2012 compared to the same period during 2011 by $21,000 or 22.8% from $92,000 during 2011 to $71,000 during 2012 largely driven by the reduction of courier services between branches and savings related to on-line statement program implemented at one of the Company’s subsidiary banks.

FDIC premium expense decreased in the first three months of 2012 compared to the same period during 2011 by $60,000 or 36.1% from $166,000 during 2011 to $106,000 during 2012 driven by rate changes.

Loan and foreclosed asset expenses increased 48.8% or $59,000 during the first three months of 2012 compared to the same period in 2011 due to expenses related to obtaining updated appraisals as well as valuation adjustment driven by the declined appraised value of some foreclosed properties.

Other non-interest expense decreased $30,000 or 13.5% during the first three months of 2012 compared to the same period in 2011.

The table below illustrates components of other non-interest expense for the three month periods ended March 31, 2012 and 2011 (in thousands of dollars). Significant individual components of other non-interest expense are itemized.

	2012	2011	Increase (Decrease)
ATM expense	(28)	(25)	(3)
Amortization of intangible assets	47	46	1
Advertising and marketing expense	37	34	3
Miscellaneous components of other non interest expense	136	167	(31)
Total	$192	$222	$(30)

Index

Provision for taxes

The provision for taxes has increased $70,000 for the first three months of 2012 compared to the same period in 2011 as a result of the 26.3% increase in income before provision for income taxes.

Borrowed Funds

The Company borrows funds from the Federal Home Loan Bank (“FHLB”) to reduce market rate risks or to provide operating liquidity. Management typically will initiate these borrowings in response to a specific need for managing market risks or for a specific liquidity need and will attempt to match features of these borrowings to best suit the specific need. Therefore, the borrowings on the Company’s balance sheet as of March 31, 2012 and throughout the periods ended March 31, 2012 and December 31, 2011 have varying features of amortization or single payment with periodic, regular interest payments and also have interest rates which vary based on the terms and on the features of the specific borrowing.

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

The parent Company’s operating funds, funds with which to pay shareholder dividends and funds for the exploration of new business ventures have been supplied primarily through dividends paid by the Company’s subsidiary banks Capon Valley Bank (CVB) and The Grant County Bank (GCB). The various regulatory authorities impose restrictions on dividends paid by a state bank. A state bank cannot pay dividends without the consent of the relevant banking authorities in excess of the total net profits of the current year and the combined retained profits of the previous two years. As of March 31, 2012, the subsidiary banks could pay dividends to Highlands Bankshares, Inc. of approximately $2,391,000 without permission of the regulatory authorities.

Index

Capital

The Company seeks to maintain a strong capital base to expand facilities, promote public confidence, support current operations and grow at a manageable level. As of March 31, 2012, the Company was above the regulatory minimum levels of capital. The table below summarizes the capital ratios for the Company and its subsidiary banks as of March 31, 2012 and December 31, 2011:

	March 31, 2012		December 31, 2011
	Actual	Regulatory	Actual	Regulatory
	Ratio	Minimum	Ratio	Minimum
Total Risk Based Capital Ratio
Highlands Bankshares	15.61%	8.00%	15.17%	8.00%
Capon Valley Bank	13.38%	8.00%	13.16%	8.00%
The Grant County Bank	15.68%	8.00%	15.31%	8.00%

Tier 1 Leverage Ratio
Highlands Bankshares	10.41%	4.00%	10.22%	4.00%
Capon Valley Bank	8.73%	4.00%	8.50%	4.00%
The Grant County Bank	11.01%	4.00%	10.55%	4.00%

Tier 1 Risk Based Capital Ratio
Highlands Bankshares	14.35%	4.00%	13.91%	4.00%
Capon Valley Bank	12.12%	4.00%	11.90%	4.00%
The Grant County Bank	14.43%	4.00%	14.06%	4.00%

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

Item 4. Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2012. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective as of March 31, 2012. The Company has established procedures undertaken during the normal course of business in an effort to reasonably ensure that fraudulent activity of either an amount material to these results or in any amount is not occurring.

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

Item 4. Mine Safety Disclosures

Not Applicable

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

HIGHLANDS BANKSHARES, INC.

/s/ John G. Van Meter
John G. Van Meter
Chairman of the Board, President & Chief Executive Officer

/s/ Jeffrey B. Reedy
Jeffrey B. Reedy
Chief Financial Officer
May 15, 2012

